Form 10-K
period 1993-12-31
GREY ADVERTISING INC /DE/
filed 1994-03-30
CIK 43952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

            / X /  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1993

            /   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-7898

                            GREY ADVERTISING INC.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                    13-0802840
- ---------------------------------       ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

777 Third Avenue, New York, New York                     10017
- ------------------------------------                 -------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number,                         212-546-2000
   including area code                              ------------------


Securities registered pursuant to Section 12(b) of the Act:

Title of each Class                  Name of each exchange on which registered
- -------------------                  -----------------------------------------
     None                                              None

Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, par value $1 per share
                      ------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days.

Yes      X                      No
     ---------                      ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes      X                      No
     ---------                      ---------

The aggregate market value of the voting stock held by non-affiliates of registrant was $136,030,470 as at March 1, 1994.

The registrant had 901,983 shares of its Common Stock, par value $1 per share, and 338,844 shares of its Limited Duration Class B Common Stock, par value $1 per share, outstanding as at March 1, 1994.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual proxy statement to be furnished in connection with the registrant's 1994 annual meeting of stockholders are incorporated by reference into Part III.

PART I.


ITEM 1.               Business.

                      Registrant ("Grey") and its subsidiaries
(collectively with Grey, the "Company") have been engaged in the planning, creation, supervision and placing of advertising since the Company's formation in 1917. Grey was incorporated in New York in 1925 and changed its state of incorporation to Delaware in 1974.

                      The Company's principal business activity consists of providing a full range of advertising services to its clients. Typically, this involves developing an advertising and/or marketing plan after study of a client's business, the distribution or utilization of the client's products or services and the use of various media (e.g., television, radio, newspapers, magazines, direct mail, outdoor billboards) by which desired market performance can best be achieved. The Company then creates advertising, prepares media recommendations and places advertising in the media. The Company's business also involves it in allied areas such as marketing consultation, audio-visual production, cooperative advertising programs, direct marketing, research, product publicity, public relations and sales promotion.

                      The Company is not engaged in more than one industry segment, and no separate class of similar services contributed 10% or more of the Company's gross income or net income during 1993, 1992 or 1991.

                      The Company serves a diversified client roster in the apparel, automobile, beverage, chemical, community service, computer, corporate, electrical appliance, entertainment, food product, home furnishing, houseware, office product, packaged goods, publishing, restaurant, retailing, toy and travel sectors.

                      Advertising is a highly competitive business in which agencies of all sizes strive to attract new clients or additional assignments from existing clients. Competition for new business, however, is restricted from time to time because large agencies (such as the Company) often are precluded from providing advertising services for products or services that may be viewed as being competitive with those of an existing client. Generally, since advertising agencies charge clients substantially equivalent rates for their services, competitive efforts principally focus on the skills of the competing agencies.

                      Published reports indicate that there are over 500 advertising agencies of all sizes in the United States. In 1993, the Company was the 6th largest United States advertising agency in terms of domestic gross income according to statistics published in Adweek, a trade publication.

                      Approximately 54% of the Grey's present domestic advertising clients, representing a significant majority of the Company's 1993 domestic gross income, have been with the Company since 1989. The agreements between the Company and most of its clients are generally terminable by either the Company or the client on 90 days' notice as is the custom in the industry.

                      During 1993, one client (The Procter & Gamble Company) represented more than 10% of the Company's consolidated income from commissions and fees. No other client represented more than 5% of the Company's total consolidated commissions and fees. The loss of such client or other large clients of the Company may be expected to have an adverse effect on net income. Losses of important clients in past years, however, have not had a long-term effect upon the Company's financial condition or its competitive position.

                      On December 31, 1993, Grey and its consolidated subsidiaries employed approximately 5,038 persons, of whom nine were executive officers of Grey.

                      As is generally the case in the advertising industry, the Company's business traditionally has been seasonal, with greater revenues generated in the second and fourth quarters of each year. This reflects, in large degree, the media placement patterns of the Company's clients.

                      Advertising programs created by the Company are placed principally in media distributed within the United States and overseas through offices in the United States and a number of foreign countries. While the Company operates on a worldwide basis, for the purposes of presenting certain financial information in accordance with Securities and Exchange Commission rules, its operations are deemed to be conducted in three geographic areas. Commissions and fees, and operating profit by each such geographic area for the years ended December 31, 1993, 1992 and 1991, and related identifiable assets at December 31 of each of the years, are summarized in Note N of the Notes to Consolidated Financial Statements, which is hereby incorporated herein by reference.

                      While the Company has no reason to believe that its foreign operations as a whole are presently jeopardized in any material respect, there are certain risks of operating which do not affect domestic operations but which may affect the Company's foreign operations from time to time. Such risks include the possibility of limitations on repatriation of capital or dividends, political instability, currency devaluation and restrictions on the percentage of permitted foreign ownership.

                      Executive Officers of the Registrant
                              as of March 1, 1994

                                                                          Year first
                                                                          became Execu-
Executive Officers (a)               Position               Age           tive Officer
- ----------------------               --------               ---           ------------
Robert L. Berenson            President - Grey, N.Y.         54               1978
Barbara S. Feigin             Exec. Vice President           56               1983
Steven G. Felsher             Exec. Vice President
                              Finance - Worldwide,
                              Secretary & Treasurer          44               1989
William P. Garvey             Exec. Vice President,
                              Chief Financial Officer
                              - United States                56               1970
John A. Gerster               Exec. Vice President           46               1983
Edward H. Meyer               Chairman of the Board,
                              President & Chief
                              Executive Officer              67               1959
Stephen A. Novick             Exec. Vice President           53               1984
O. John C. Shannon            President - Grey Int'l.        57               1993
Miles J. Turpin               Exec. Vice President           63               1987



(a) All executive officers are elected annually by the Board of Directors of Grey. Each executive officer has been with Grey for a period more than five years. There exists no family relationship between any of Grey's directors or executive officers and any other director or executive officer or person nominated or chosen to become a director or executive officer.

ITEM 2.               Properties.

                      Substantially all offices of the Company are located in leased premises. The Company's principal office is at 777 Third Avenue, New York, New York, where it now occupies total floor space of approximately 357,000 square feet. The main lease covering the bulk of this space expires in 1999. The Company also has significant leases covering other offices in New York, Los Angeles, San Francisco, Amsterdam, Brussels, Copenhagen, Dusseldorf, Hong Kong, London, Madrid, Milan, Paris, Stockholm, Sydney and Toronto.

                      The Company considers all space leased by it to be adequate for the operation of its business and does not foresee any significant difficulty in meeting its space requirements.

ITEM 3.               Legal Proceedings.

                      The Company is not involved in any material pending legal proceedings, not covered by insurance or by adequate indemnification, or which, if decided adversely, would have a material effect on the operations, liquidity or financial position of the Company.

ITEM 4.               Submission of Matters to a Vote of Security Holders.

                      Inapplicable.

ITEM 5.               Market for the Registrant's Common Equity and Related
                      Stockholder Matters.

                      The Common Stock of Grey is traded on The Nasdaq Stock Market under the symbol GREY and quoted on the National Market System of NASDAQ.

                      As of March 1, 1994, there were 544 holders of record of the Common Stock and 322 holders of record of the Limited Duration Class B Common Stock.

                      The following table sets forth certain information about dividends paid, and the bid and asked prices in the over-the-counter market during the periods indicated (as published in the Wall Street Journal), with respect to the Common Stock:

                                                                 Bid Prices*                   Asked Prices*
                                                                 -----------                   -------------
                                                                 High     Low           High        Low      Dividends
                                                                 ----     ---           ----        ---      ---------
1992                  First Quarter                              128       110          135        118          .75
                      Second Quarter                             138       125          145        130          .75
                      Third Quarter                              137       126          137        131          .75
                      Fourth Quarter                             140       129          140        135          .775

1993                  First Quarter                              157       132          158        136          .775
                      Second Quarter                             165       143          169        150          .775
                      Third Quarter                              189       166          191        170          .775
                      Fourth Quarter                             187       174          188        181          .8125

* Such over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

PART II

ITEM 6.               Selected Financial Data.

                                          1989              1990             1991(c)          1992(c)             1993
Commissions and fees...              $411,083,000      $481,282,000       $528,299,000     $564,468,000      $567,243,000
Expenses......                        383,659,000       449,719,000        490,570,000      522,510,000       526,455,000
Restructuring charges (a)                                                   23,850,000
Income before taxes on
  income of consolidated
  companies                            32,614,000        33,575,000         13,277,000       42,588,000        42,705,000
Taxes on income....                    16,808,000        17,417,000          5,057,000       19,975,000        22,487,000
Net income.....                        13,920,000        14,558,000          3,807,000       15,904,000        17,681,000
Net income per common
  share (b)
    Primary...                           10.44             10.97               3.09            12.68             13.46
    Fully Diluted......                  10.05             10.64               3.08            12.25             13.00
Weighted average number
  of common shares out-
  standing......

    Primary.....                        1,250,546         1,208,093          1,196,908        1,205,241         1,263,900
    Fully Diluted......                 1,314,504         1,259,599          1,248,815        1,258,799         1,319,349
Working capital......                   4,855,000         5,918,000          8,364,000       12,588,000        25,001,000

Total assets......                    527,413,000       626,522,000        735,831,000      752,364,000       820,633,000
Long-term debt....                      3,025,000         3,025,000          3,025,000        3,025,000        33,025,000
Redeemable Preferred
  Stock at Redemption
  Value......                           5,036,000         6,145,000          6,053,000        6,468,000         6,590,000
Common Stockholders'
  equity.....                          89,523,000       104,000,000        105,153,000      118,741,000       129,077,000
Cash dividend per share
  of Common Stock and Limited
  Duration Class B
     Common Stock                         2.60              2.83               2.93            3.025            3.1375


          (a) During 1991, the Company recognized one-time restructuring charges primarily related to the absorption of the Company's subsidiary, Levine
               Huntley Vick & Beaver, Inc.

          (b) After giving effect to amounts attributable to redeemable preferred stock, the assumed exercise of dilutive stock options and, for fully diluted net income per common share, the assumed conversion of 8-1/2% Convertible Subordinated Debentures issued December 1983.

          (c) After restatement for adoption of FAS 109, Accounting for Income Taxes.

ITEM 7.               Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.

RESULTS OF OPERATIONS

                      Income from commissions and fees ("gross income") increased 0.5% in 1993 and 6.8% in 1992 when compared to the respective prior years. Absent exchange rate fluctuations, gross income increased 5.9% in 1993 and 5.8% in 1992 as compared to the respective prior years. The increase in revenue in both years, primarily resulted from expanded activities from existing clients, and the continued growth of the Company's general agency and specialized operations.

                      Salaries and employee related expenses increased less than 1% in 1993 and 9.3% in 1992 when compared to the respective prior years. Office and general expenses have increased 1.4% in 1993 and 1.5% in 1992 versus prior years. These increases are generally in line with the increase in gross income shown for such years.

                      Inflation did not have a material effect on either revenue or expenses during 1991, 1992 or 1993.

                      During the fourth quarter of 1991, the Company absorbed the operations of its Levine Huntley Vick & Beaver, Inc. ("LHV&B") subsidiary. In connection therewith, the Company recognized pre-tax charges of approximately $23,850,000 ($11,000,000 after tax) related predominately to the disposal of LHV&B's real estate obligations and leasehold assets, the write off of certain fixed assets and goodwill, and other costs, primarily severance, in connection with the restructuring. The Company also reflected modest similar charges with respect to a small number of related operations. A substantial portion of the lease obligation settlement payments and severance were paid in the fourth quarter of 1991, and the fixed asset and goodwill write offs were charged against the restructuring reserve in 1991. These charges represented a majority of the costs incurred with respect to the restructuring. During 1992 and 1993, most of the remaining costs included in the restructuring charge were settled, and at December 31, 1993 less than 10% of the original restructuring reserve remains on the Company's balance sheet to cover any unsettled obligations.

                      The effective tax rate is 52.7% in 1993, and was 46.9% in 1992, as restated (see next page) and 38.1% in 1991. The increase in the effective tax rate in each year is primarily related to increases in the state and local tax provisions reflecting utilization of the tax benefit associated with the restructuring charge and due to an increased proportion of the income before taxes being derived from higher tax jurisdictions. In addition, the 1993 effective tax rate increased because the U.S. income tax statutory rate rose to 35% from 34%.

                      Minority interest decreased $3,104,000 in 1993 and increased $3,064,000 in 1992 as compared to the respective prior years. The decrease in 1993 and increase in 1992 were primarily due to changes in the level of profits of majority-owned companies.

                      Equity in earnings of nonconsolidated companies increased $1,068,000 in 1993 and $268,000 in 1992 as compared to the respective prior years. These increases are due primarily to an increase in equity holdings and an increase in the profit attributable to levels of the nonconsolidated companies.

                      Net income for 1993 increased 11.2% when compared to net income in 1992; net income for 1992, as restated (see below), increased 7.4% over net income in 1991 excluding restructuring costs. After giving effect to the restructuring charges, net income, as restated (see below), for 1992 increased 317.8% when compared to 1991.

                      Primary net income per share increased 6.2% in 1993 and, excluding the restructuring charge, 8.1% in 1992 as compared to the respective prior periods.

                      In the first quarter of 1993, the Company adopted FAS 109, Accounting for Income Taxes, as of January 1, 1993 and, as permitted, elected to restate prior years financial statements. The effect of the restatement was to increase the tax provision in 1992 by $600,000, reduce 1992 net income by the same amount and reduce 1991 net income by $500,000 by recognizing a cumulative effect of the accounting change adjustment.

                      For purposes of computing primary net income per common share, the Company's net income was (i) reduced by dividends paid on the Company's Preferred Stock and (ii) reduced or increased by the increase or decrease, respectively, in redemption value of the Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

                      Cash and cash equivalents on December 31, 1993 was $181,267,000 up from $92,755,000 at the end of the prior year; the Company's working capital at year-end increased during 1993 by $12,413,000 to $25,001,000. These increases are largely attributable to enhanced collection and disbursement management, and the effect of the long-term borrowing described below. In addition, the Company invested in long-term, marketable, highly liquid securities during the second half of 1993. At December 31, 1993, the Company's investment in such marketable securities, principally United States Treasury obligations with maturities between two and seven years, was valued at $22,425,000.

                      Domestically, the Company maintains committed bank lines of credit totalling $40,000,000. These lines of credit were partially utilized during both 1993 and 1992 to secure obligations of selected foreign subsidiaries in the respective year-end amounts of $11,100,000 and $13,331,000.

                      The Company also maintains domestic uncommitted lines of credit. These facilities, which are available at the discretion of the offering banks, were not utilized during the period. There were no amounts outstanding under these arrangements at December 31, 1993 or 1992.

                      Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. There were $34,751,000 and $27,464,000 outstanding under such facilities at December 31, 1993 and 1992, respectively.

                      Historically, funds from operations and short-term bank borrowings have been sufficient to meet the Company's dividend, capital expenditure and working capital needs. While the Company has not had to utilize long-term borrowing to fund its operating needs, in January 1993, taking advantage of favorable terms offered, it borrowed $30,000,000, at a fixed interest rate of 7.68%, repayable in equal installments in January 1998, 1999 and 2000. The Company does not anticipate any material increased requirement for capital or other expenditures which will adversely affect its liquidity.

                      The Company's business generally has been seasonal with greater commissions and fees earned in the second and fourth quarters, particularly the fourth quarter. As a result, cash, accounts receivable, accounts payable and accrued expenses are typically higher on the Company's year-end balance sheet than at the end of any of the preceding three quarters.

ITEM 8.               Financial Statements and Supplementary Data.
                      --------------------------------------------
                      The information required by this Item is presented elsewhere in this report.

ITEM 9.               Changes in and Disagreements with Accountants on
                      ------------------------------------------------
Accounting and Financial Disclosure.

                      None.

PART III.

ITEM 10.              Directors and Executive Officers of the Registrant.
                      ---------------------------------------------------
                      This information is to be included in the Company's Proxy Statement to be sent to its stockholders in connection with its 1994 annual meeting under the caption "Election of Directors", and is hereby incorporated herein by reference.

ITEM 11.              Executive Compensation.
                      -----------------------
                      This information is to be included in the Company's Proxy Statement to be sent to its stockholders in connection with its 1994 annual meeting under the caption "Management Remuneration and Other Transactions", and is hereby incorporated herein by reference.

ITEM 12.              Security Ownership of Certain Beneficial Owners and
                      ---------------------------------------------------
                      Management.
                      -----------
                      This information is to be included in the Company's Proxy Statement to be sent to its stockholders in connection with its 1994 annual meeting under the captions "Voting Securities" and "Election of Directors", and is hereby incorporated herein by reference.

ITEM 13.              Certain Relationships and Related Transactions.
                      -----------------------------------------------
                      This information is to be included in the Company's Proxy Statement to be sent to its stockholders in connection with its 1994 annual meeting under the captions "Election of Directors" and "Voting Securities", and is hereby incorporated herein by reference.

PART IV.

ITEM 14.              Exhibits, Financial Statement Schedules, and Reports on
                      -------------------------------------------------------
                      Form 8-K.
                      ---------
                              (a)      (1)  (2)The information required
                                       by this subsection of this Item
                                       is presented elsewhere in this
                                       report.

                              (b)      Reports on Form 8-K:  Registrant
                                       -------------------
                                       filed no reports on Form 8-K
                                       during the last quarter of 1993.

                              (c)      Exhibits:  Reference is made to
                                       --------
                                       the Index of Exhibits annexed
                                       hereto and made part hereof.

                              (d)      Schedules:  The information
                                       ---------
                                       required by this subsection of
                                       this Item is presented elsewhere
                                       in this report.

                      The undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8, filed with the SEC pursuant to Section 6(a) of the '33 Act:

                      Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of Registrant pursuant to the foregoing provisions, or otherwise, Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by Registrant of expenses incurred or paid by a director, officer or controlling person of Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    GREY ADVERTISING INC.


                                                    By:/s/ Edward H. Meyer
                                                       ------------------------
                                                       Edward H. Meyer,
                                                       Chairman, Chief Executive
                                                       Officer & President

                                                    Dated:    March 30, 1994

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Mark N. Kaplan                                      Dated: March 30, 1994
- ---------------------------------------
Mark N. Kaplan, Director


/s/ Edward H. Meyer                                     Dated: March 30, 1994
- --------------------------------------
Edward H. Meyer, Director;
 Principal Executive Officer


/s/ O. John C. Shannon                                  Dated: March 30, 1994
- --------------------------------------
O. John C. Shannon, Director;
 President - Grey International


/s/ Richard R. Shinn                                    Dated: March 30, 1994
- ------------------------------------
Richard R. Shinn, Director


/s/ Steven G. Felsher                                   Dated: March 30, 1994
- ----------------------------------------
Steven G. Felsher,
 Principal Financial Officer


/s/ William P. Garvey                                   Dated: March 30, 1994
- ---------------------------------------
William P. Garvey,
 Principal Accounting Officer

                           Annual Report on Form 10-K

                  Item 8, Item 14(a)(1) and (2) and Item 14(d)

                  Financial Statements and Supplementary Data

                        List of Financial Statements and
                         Financial Statement Schedules

                          Year ended December 31, 1993

                             Grey Advertising Inc.

                               New York, New York

Form 10-K-Item 8, Item 14(a)(1) and (2)

Grey Advertising Inc. and Consolidated Subsidiary Companies

Index to Financial Statements and Financial Statement Schedules

The following consolidated financial statements of Grey Advertising Inc. and consolidated subsidiary companies are included in Item 8:

  Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-1

  Consolidated Balance Sheets--December 31, 1993 and 1992   . . . . . . . . . . . . . . . .     F-2

  Consolidated Statements of Income--Years Ended
   December 31, 1993, 1992 and 1991   . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-4

  Consolidated Statements of Common Stockholders' Equity--
   Years Ended December 31, 1993, 1992 and 1991   . . . . . . . . . . . . . . . . . . . . .     F-5

  Consolidated Statements of Cash Flows--
   Years Ended December 31, 1993, 1992 and 1991   . . . . . . . . . . . . . . . . . . . . .     F-7

  Notes to Consolidated Financial Statements--
   December 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-9

The following consolidated financial statement schedules of Grey Advertising Inc. and consolidated subsidiary companies are included in Item 14(d):

  Schedule I--Marketable Securities Other Investments   . . . . . . . . . . . . . . . . . .    F-24

  Schedule II--Amounts Receivable From Related Parties and
   Underwriters, Promoters, and Employees Other Than
   Related Parties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-25

  Schedule IX--Short-Term Borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-28

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Summarized financial information and financial statements for nonconsolidated foreign investee companies accounted for by the equity method have been omitted because such companies, considered individually or in the aggregate, do not constitute a significant subsidiary.

                         Report of Independent Auditors


Board of Directors
Grey Advertising Inc.


We have audited the accompanying consolidated balance sheets of Grey Advertising Inc. and consolidated subsidiary companies as of December 31, 1993 and 1992, and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grey Advertising Inc. and consolidated subsidiary companies at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note A to the financial statements, in 1993 the Company changed its method of accounting for income taxes.




                                                ERNST & YOUNG

February 11, 1994

          Grey Advertising Inc. and Consolidated Subsidiary Companies

                          Consolidated Balance Sheets


                                                                          DECEMBER 31
                                                                    1993                 1992
                                                               ----------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                    $181,267,000          $ 92,755,000
  Accounts receivable                                           363,105,000           370,223,000
  Expenditures billable to clients                               22,581,000            26,205,000
  Other current assets                                           69,116,000            92,125,000
                                                               ------------          ------------
Total current assets                                            636,069,000           581,308,000

Investments in and advances to nonconsolidated
  affiliated companies (Notes B and C)                           16,104,000            11,160,000
Fixed assets--net (Note D)                                       57,724,000            62,974,000
Marketable securities (Notes A and E)                            22,425,000
Intangibles and other assets-including loans to officers
  of $4,947,000 in 1993 and $5,194,000 in 1992 (Notes A,
  F, G, I and L(1))                                              88,311,000            96,922,000
                                                               ------------          ------------
TOTAL ASSETS                                                   $820,633,000          $752,364,000
                                                               ============          ============




See notes to consolidated financial statements.

          Grey Advertising Inc. and Consolidated Subsidiary Companies

                                                                                  DECEMBER 31
                                                                            1993                1992
                                                                       ----------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $469,227,000          $429,071,000
  Notes payable to banks (Note F)                                        45,851,000            40,795,000
  Accrued expenses and other                                             88,099,000            92,455,000
  Income taxes payable                                                    7,891,000             6,399,000
                                                                       ------------          ------------
Total current liabilities                                               611,068,000           568,720,000

Other liabilities, including deferred compensation of $15,342,000
  and $15,891,000 (Note L(1))                                            31,820,000            45,180,000
Long-term debt (Note F)                                                  33,025,000             3,025,000
Minority interest                                                         9,053,000            10,230,000
Redeemable preferred stock-at redemption value; par value $1 per share; authorized 500,000 shares; issued and outstanding 32,000
  shares in 1993 and 34,000 shares in 1992(Note G)                        6,590,000             6,468,000

Common stockholders' equity:
  Common Stock-par value $1 per share; authorized 10,000,000 shares;
     issued 1,062,046 in 1993 and 1,030,892 in 1992                       1,062,000             1,031,000
  Limited Duration Class B Common Stock-par value $1 per share;
     authorized 2,000,000 shares; issued 369,738 shares in 1993 and
     400,892 shares in 1992                                                 370,000               401,000
  Paid-in additional capital                                             27,329,000            23,635,000
  Retained earnings                                                     131,835,000           118,737,000
  Cumulative translation adjustment                                      (3,573,000)            2,779,000
  Unrealized loss on marketable securities (Notes A and E)                 (147,000)
  Loans to officer used to purchase Common Stock and Limited
     Duration Class B Common Stock (Note I)                              (4,726,000)           (4,726,000)
                                                                       ------------          ------------
                                                                        152,150,000           141,857,000
  Less-cost of 164,372 and 163,830 shares of Common Stock and 26,851 and 30,551 shares of Limited Duration Class B Common Stock held
     in treasury at December 31, 1993 and 1992, respectively             23,073,000            23,116,000
                                                                       ------------          ------------
Total common stockholders' equity                                       129,077,000           118,741,000
Retirement plans, leases and contingencies (Note L)
                                                                       ------------          ------------
Total liabilities and stockholders' equity                             $820,633,000          $752,364,000
                                                                       ============          ============

See notes to consolidated financial statements.

          Grey Advertising Inc. and Consolidated Subsidiary Companies

                       Consolidated Statements of Income

                                                                        YEAR ENDED DECEMBER 31
                                                           1993                  1992                 1991
                                                       --------------------------------------------------------
Commissions and fees                                   $567,243,000           $564,468,000         $528,299,000
Expenses:
  Salaries and employee related expenses (Note L(1))    348,462,000            346,933,000          317,531,000

  Office and general expenses (Note L(2))               177,993,000            175,577,000          173,039,000
  Restructuring costs (Note M)                                                                       23,850,000
                                                       ------------           ------------         ------------
                                                        526,455,000            522,510,000          514,420,000
                                                       ------------           ------------         ------------
                                                         40,788,000             41,958,000           13,879,000
Other income (expense)-net (Note C)                       1,917,000                630,000             (602,000)
                                                       ------------           ------------         ------------
Income before taxes on income of consolidated
  companies                                              42,705,000             42,588,000           13,277,000
Provision for taxes on income (Note K)                   22,487,000             19,975,000            5,057,000
                                                       ------------           ------------         ------------
Net income of consolidated companies before
  cumulative effect of accounting change                 20,218,000             22,613,000            8,220,000
Minority interest applicable to consolidated
  companies                                              (4,508,000)            (7,612,000)          (4,548,000)
Equity in nonconsolidated affiliated companies            1,971,000                903,000              635,000
                                                       ------------           ------------         ------------
Net income before cumulative effect of
  accounting change                                      17,681,000             15,904,000            4,307,000
Cumulative effect of accounting change                                                                 (500,000)
                                                       ------------           ------------         ------------
Net income                                              $17,681,000            $15,904,000           $3,807,000
                                                       ============           ============         ============
Earnings per Common Share (Note J):
    Primary

         Before cumulative effect of accounting
         change                                             $13.46                 $12.68                $3.51
         Cumulative effect of accounting change                                                            .42
                                                       -----------            -----------          -----------
         Net income                                         $13.46                 $12.68                $3.09
                                                       ===========            ===========          ===========
    Fully diluted
         Before cumulative effect of accounting
         change                                             $13.00                 $12.25                $3.48
         Cumulative effect of accounting change                                                            .40
                                                       -----------            -----------          -----------
         Net income                                         $13.00                 $12.25                $3.08
                                                       ===========            ===========          ===========



See notes to consolidated financial statements.

          Grey Advertising Inc. and Consolidated Subsidiary Companies

             Consolidated Statements of Common Stockholders' Equity

                  Years ended December 31, 1993, 1992 and 1991

                                                                                   PAID-IN
                                                                  COMMON          ADDITIONAL        RETAINED
                                                                  STOCK            CAPITAL          EARNINGS
                                                                -----------------------------------------------
Balance at December 31, 1990                                    $1,432,000       $18,092,000      $106,608,000
 Net income                                                                                          3,807,000
 Cash dividends-Common Shares-$2.93 per share                                                       (3,335,000)
 Cash dividends-Redeemable Preferred Stock-$5.85 per share                                            (199,000)
 Common Shares acquired-at cost
 Decrease in redemption value of Redeemable Preferred
   Stock (Note G)                                                                                       92,000
 Restricted Stock Plan activity (Note H)                                             433,000
 Tax benefit from restricted stock  (Note H)                                         937,000
 Common Shares issued upon exercise of stock options                                 568,000
 Translation adjustment
                                                                ----------       -----------      ------------
Balance at December 31, 1991                                     1,432,000        20,030,000       106,973,000

 Net income                                                                                         15,904,000
 Cash dividends-Common Shares-$3.025                                                                (3,519,000)
 Cash dividends-Redeemable Preferred Stock-$6.05                                                      (206,000)
 Common Shares acquired-at cost
 Increase in redemption value of Redeemable Preferred
   Stock (Note G)                                                                                     (415,000)
 Restricted Stock Plan activity (Note H)                                             252,000
 Tax benefit from restricted stock (Note H)                                          119,000
 Common Shares issued upon exercise of stock options                                 498,000
 Tax benefit from exercise of stock options                                        1,556,000
 Deferred compensation used to purchase Common Shares                                 20,000
 Senior Management Incentive Plan activity (Note L)                                1,160,000
 Notes receivable from senior executive related to exercise of stock options (Note I)
 Translation adjustment
                                                                ----------       -----------      ------------
Balance at December 31, 1992                                     1,432,000        23,635,000       118,737,000

                                                                            COMMON STOCK
                                                                          HELD IN TREASURY            OTHER
                                                                     --------------------------       EQUITY
                                                                      SHARES         AMOUNT          ACCOUNTS         TOTAL
                                                                     ----------------------------------------------------------
Balance at December 31, 1990                                          301,390     $(28,156,000)     $6,024,000    $104,000,000
 Net income                                                                                                          3,807,000
 Cash dividends-Common Shares-$2.93 per share                                                                       (3,335,000)
 Cash dividends-Redeemable Preferred Stock-$5.85 per share                                                            (199,000)
 Common Shares acquired-at cost                                         3,211         (361,000)                       (361,000)
 Decrease in redemption value of Redeemable Preferred
   Stock (Note G)                                                                                                       92,000
 Restricted Stock Plan activity (Note H)                               (5,000)         288,000                         721,000
 Tax benefit from restricted stock  (Note H)                                                                           937,000
 Common Shares issued upon exercise of stock options                  (23,786)         759,000                       1,327,000
 Translation adjustment                                                                             (1,836,000)     (1,836,000)
                                                                      -------     ------------      ----------    ------------
Balance at December 31, 1991                                          275,815      (27,470,000)      4,188,000     105,153,000

 Net income                                                                                                         15,904,000
 Cash dividends-Common Shares-$3.025                                                                                (3,519,000)
 Cash dividends-Redeemable Preferred Stock-$6.05                                                                      (206,000)
 Common Shares acquired-at cost                                         7,375         (891,000)                       (891,000)
 Increase in redemption value of Redeemable Preferred
   Stock (Note G)                                                                                                     (415,000)
 Restricted Stock Plan activity (Note H)                                                                               252,000
 Tax benefit from restricted stock (Note H)                                                                            119,000
 Common Shares issued upon exercise of stock options                  (70,999)       4,112,000                       4,610,000
 Tax benefit from exercise of stock options                                                                          1,556,000
 Deferred compensation used to purchase Common Shares                 (17,810)       1,133,000                       1,153,000
 Senior Management Incentive Plan activity (Note L)                                                                  1,160,000
 Notes receivable from senior executive related to exercise of
   stock options (Note I)                                                                           (4,726,000)     (4,726,000)
 Translation adjustment                                                                             (1,409,000)     (1,409,000)
                                                                      -------     ------------      ----------    ------------
Balance at December 31, 1992                                          194,381      (23,116,000)     (1,947,000)    118,741,000

          Grey Advertising Inc. and Consolidated Subsidiary Companies

                  Years ended December 31, 1993, 1992 and 1991


                                                                                   PAID-IN
                                                                  COMMON          ADDITIONAL         RETAINED
                                                                  STOCK            CAPITAL           EARNINGS
                                                                -----------------------------------------------
 Net income                                                                                      $17,681,000
 Cash dividends-Common Shares-$3.1375 per share                                                   (3,911,000)
 Cash dividends-Redeemable Preferred Stock-$6.275 per share                                         (204,000)
 Common Shares acquired-at cost
 Increase in redemption value of Redeemable Preferred
   Stock (Note G)                                                                                   (468,000)
 Restricted Stock Plan activity (Note H)                                            $256,000
 Tax benefit from restricted stock  (Note H)                                          66,000
 Common Shares issued upon exercise of stock options                                 (44,000)
 Tax benefit from exercise of stock options                                           46,000
 Senior Management Incentive Plan activity (Note L)                                3,370,000
 Translation adjustment
 Unrealized loss on marketable securities (Notes A and E)
                                                                    ----------   -----------    ------------
Balance at December 31, 1993                                        $1,432,000   $27,329,000    $131,835,000
                                                                    ==========   ===========    ============

                                                                       COMMON STOCK
                                                                     HELD IN TREASURY            OTHER
                                                                --------------------------       EQUITY
                                                                 SHARES         AMOUNT          ACCOUNTS           TOTAL
                                                                ------------------------------------------------------------
 Net income                                                                                                    $ 17,681,000
 Cash dividends-Common Shares-$3.1375 per share                                                                  (3,911,000)
 Cash dividends-Redeemable Preferred Stock-$6.275 per share                                                        (204,000)
 Common Shares acquired-at cost                                   5,426     $   (787,000)                          (787,000)
 Increase in redemption value of Redeemable Preferred
   Stock (Note G)                                                                                                  (468,000)
 Restricted Stock Plan activity (Note H)                                                                            256,000
 Tax benefit from restricted stock  (Note H)                                                                         66,000
 Common Shares issued upon exercise of stock options             (8,584)         830,000                            786,000
 Tax benefit from exercise of stock options                                                                          46,000
 Senior Management Incentive Plan activity (Note L)                                                               3,370,000
 Translation adjustment                                                                         $(6,352,000)     (6,352,000)
 Unrealized loss on marketable securities (Notes A and E)                                          (147,000)       (147,000)
                                                                -------     ------------        -----------    ------------
Balance at December 31, 1993                                    191,223     $(23,073,000)       $(8,446,000)   $129,077,000
                                                                =======     ============        ===========    ============


See notes to consolidated financial statements.

          Grey Advertising Inc. and Consolidated Subsidiary Companies

                     Consolidated Statements of Cash Flows

                                                                     YEAR ENDED DECEMBER 31
                                                           1993               1992              1991
                                                       -------------------------------------------------
OPERATING ACTIVITIES
Net income                                             $17,681,000        $15,904,000        $ 3,807,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization of fixed assets       13,591,000         13,171,000         13,612,000
    Amortization of intangibles                          5,486,000          7,682,000          5,104,000
    Deferred compensation                                6,379,000          8,572,000          9,718,000
    Equity in earnings of nonconsolidated
       affiliated companies, net of dividends
       received of $1,336,000, $595,000 and $440,000      (635,000)          (308,000)          (195,000)
    Minority interest applicable to consolidated
       companies                                         4,508,000          7,612,000          4,548,000
    Writedown of investments in affiliates                                                     1,344,000
    Amortization of restricted stock expense               256,000            280,000            527,000
    Cumulative effect of accounting change                                                       500,000
    Deferred income taxes                               (3,271,000)         5,351,000        (10,981,000)
    Asset writeoffs related to restructuring (Note M)                                          6,997,000
    Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable      (29,082,000)        27,633,000        (49,044,000)
       Decrease (increase) in expenditures billable
         to clients                                        555,000         (4,014,000)        (3,056,000)
       Decrease (increase) in other current assets      28,454,000        (11,434,000)       (25,660,000)
       (Increase) decrease in other assets              (2,202,000)        (4,592,000)         5,714,000
       Increase in accounts payable                     76,731,000            769,000         97,569,000
       (Decrease) increase in accrued expenses and
         other                                          (5,580,000)         8,976,000         12,594,000
       Increase (decrease) in income taxes payable       2,385,000            478,000         (2,822,000)
       (Decrease) in other liabilities                  (7,298,000)       (26,160,000)        (4,502,000)
                                                       -----------        -----------        -----------
Net cash provided by operating activities              107,958,000         49,920,000         65,774,000

INVESTING ACTIVITIES
Purchases of fixed assets                              (13,421,000)       (11,904,000)       (14,664,000)
Increase in investments in and advances to
  nonconsolidated affiliated companies                  (4,849,000)        (1,731,000)          (402,000)
Purchases of marketable securities                     (22,572,000)
Increase in intangibles, primarily goodwill             (6,770,000)        (1,780,000)       (18,212,000)
                                                       -----------        -----------        -----------
Net cash used in investing activities                  (47,612,000)       (15,415,000)       (33,278,000)

          Grey Advertising Inc. and Consolidated Subsidiary Companies

                                                                       YEAR ENDED DECEMBER 31
                                                             1993               1992              1991
                                                         --------------------------------------------------
FINANCING ACTIVITIES
Common Shares issued under Restricted Stock Plan                                                $   240,000
Net proceeds from (repayments of) short-term
  borrowings                                             $  9,762,000       $(11,331,000)        12,307,000
Common Shares acquired for treasury                          (787,000)          (492,000)          (361,000)
Cash dividends paid on Common Shares                       (3,884,000)        (3,519,000)        (3,335,000)
Cash dividends paid on Redeemable Preferred Stock            (204,000)          (206,000)          (199,000)
Proceeds from exercise of stock options                       786,000          1,041,000          1,327,000
Proceeds from the redemption of Redeemable
  Preferred Stock                                            (300,000)
Proceeds from long-term debt                               30,000,000
                                                         ------------       ------------        -----------
Net cash provided by (used in) financing activities        35,373,000        (14,507,000)         9,979,000
Effect of exchange rate changes on cash                    (7,207,000)         1,231,000         (2,112,000)
                                                         ------------       ------------        -----------
Increase in cash and cash equivalents                      88,512,000         21,229,000         40,363,000
Cash and cash equivalents at beginning of year             92,755,000         71,526,000         31,163,000
                                                         ------------       ------------        -----------
Cash and cash equivalents at end of year                 $181,267,000       $ 92,755,000        $71,526,000
                                                         ============       ============        ===========


SUPPLEMENTAL INFORMATION REGARDING NON-CASH FINANCING ACTIVITIES.

In 1992, the Company granted a loan of $3,170,000 in partial payment for the purchase of common stock (see Note I).





See notes to consolidated financial statements.

         Grey Advertising Inc. and Consolidated Subsidiary Companies

                  Notes to Consolidated Financial Statements

                              December 31, 1993


A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Material intercompany balances and transactions have been eliminated in consolidation.

Certain amounts for years prior to 1993 have been reclassified to conform with the current year classification.

COMMISSIONS AND FEES

Income derived from advertising placed with media is generally recognized based upon the publication or broadcast dates. Income resulting from expenditures billable to clients is generally recognized when billed. Payroll costs are expensed as incurred.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturities of those instruments.

INVESTMENTS IN AND ADVANCES TO NONCONSOLIDATED AFFILIATED COMPANIES

The Company carries its investments in nonconsolidated affiliated companies on the equity method. The Company is amortizing the excess ($6,995,000 in 1993 and $3,669,000 in 1992) of the cost of its investments in certain of these companies over the related net equity at the date of acquisition over periods of up to 20 years. Certain investments which are not material in the aggregate are carried on the cost method.

FIXED ASSETS

Depreciation of furniture, fixtures and equipment is provided for over their estimated useful lives ranging from three to ten years and has been computed principally by the straight-line method. Amortization of leaseholds and leasehold improvements is provided for principally over the terms of the related leases, which are not in excess of the lives of the assets.

          Grey Advertising Inc. and Consolidated Subsidiary Companies

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION

Primarily all balance sheet accounts of the Company's foreign operations are translated at the exchange rate in effect at each year end and income statement accounts are translated at the average exchange rates prevailing during the year. Resulting translation adjustments are made directly to a separate component of stockholders' equity. Foreign currency transaction gains and losses are reported in income. During 1993, 1992 and 1991, foreign currency transaction gains and losses were not material.

INTANGIBLES

The excess ($63,965,000 in 1993 and $63,895,000 in 1992) of purchase price over underlying net equity of certain consolidated subsidiaries at the date of acquisition is being amortized by the straight-line method over periods of up to 20 years.

INCOME TAXES

Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FAS 109, Accounting for Income Taxes. As permitted under the new rules, the Company has restated its 1992 and 1991 financial statements (see Note K). The Company provides appropriate foreign withholding taxes on unremitted earnings of consolidated and nonconsolidated foreign companies.

MARKETABLE SECURITIES

Effective December 31, 1993, the Company has adopted FAS 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified its investments in marketable securities as available-for-sale at the time of purchase and re-evaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, based on publicly quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity.

POSTRETIREMENT BENEFITS

During 1992, the Company adopted FAS 106, Accounting for Postretirement Benefits Other Than Pensions. The costs incurred resulting from the adoption of this pronouncement were not material.

         Grey Advertising Inc. and Consolidated Subsidiary Companies

B. FOREIGN OPERATIONS

The following financial data is applicable to consolidated foreign subsidiaries:


                                            1993            1992              1991
                                       ----------------------------------------------
Current assets                         $357,391,000    $369,342,000      $369,022,000
Current liabilities                     363,948,000     372,391,000       363,792,000
Other assets--net of
 other liabilities                       45,889,000      61,205,000        56,842,000
Net income                                2,584,000       4,473,000         6,827,000

Consolidated retained earnings at December 31, 1993 includes equity in unremitted earnings of nonconsolidated foreign companies of approximately $2,937,000.

C. OTHER INCOME (EXPENSE)-NET



                                            1993            1992              1991
                                         --------------------------------------------
Interest income                          $7,307,000      $6,565,000        $5,964,000
Interest expense                         (7,558,000)     (7,170,000)       (6,125,000)
Dividends from affiliates                   674,000         198,000           351,000
Writedown of investments                                                   (1,344,000)
Other--net                                1,494,000       1,037,000           552,000
                                         ----------      ----------        ----------
                                         $1,917,000      $  630,000         $(602,000)
                                         ==========      ==========        ==========

D. FIXED ASSETS

Components of fixed assets-at cost are:

                                                1993                1992
                                             --------------------------------
  Furniture, fixtures and equipment          $90,304,000          $91,950,000
  Leaseholds and leasehold improvements       42,091,000           41,711,000
                                             -----------          -----------
                                             132,395,000          133,661,000
  Less accumulated depreciation and
   amortization                               74,671,000           70,687,000
                                             -----------          -----------
                                             $57,724,000          $62,974,000
                                             -----------          -----------

          Grey Advertising Inc. and Consolidated Subsidiary Companies

E. MARKETABLE SECURITIES

At December 31, 1993, the Company's investments in marketable securities consist of U.S. Treasury obligations with maturities of 2 to 7 years and a market value of $22,425,000. At December 31, 1993, the Company has recorded unrealized losses of $147,000 related to these investments.

F. CREDIT ARRANGEMENTS AND LONG-TERM DEBT

The Company maintains committed lines of credit of $40,000,000 with various banks and may draw against the lines on unsecured demand notes at rates below the applicable bank's prime interest rate. These lines of credit were partially utilized during both 1993 and 1992 to secure obligations of selected foreign subsidiaries in the respective year-end amounts of $11,100,000 and $13,331,000. The Company had $34,751,000 and $27,464,000 outstanding under other uncommitted lines of credit at December 31, 1993 and 1992, respectively. The carrying amount of the debt outstanding under both the committed and uncommitted lines of credit approximates fair value because of the short maturities of the underlying notes.

In January 1993, the Company borrowed $30,000,000 from the Prudential Insurance Company at a fixed interest rate of 7.68% repayable in equal installments of $10,000,000 in January 1998, 1999 and 2000. The terms of the loan agreement require, inter alia, that the Company maintain specified levels of net worth, meet certain cash flow requirements and limit its incurrence of additional indebtedness to certain specified amounts. At December 31, 1993, the Company was in compliance with all of these covenants. The fair value of the Prudential debt is estimated to be $31,400,000 at December 31, 1993. This estimate was determined using a discounted cash flow analysis using current interest rates for debt having the similar terms and remaining maturities.

The remaining balance of long-term debt consists of 8-1/2% Convertible Subordinated Debentures due December 10, 1996 which are currently convertible into 8.43 shares of Common Stock and an equal amount of Limited Duration Class B Common Stock, subject to certain adjustments, for each $1,000 principal amount of such Debentures. The debt was issued in exchange for cash and a $3,000,000, 9% promissory note, payable December 10, 1997, from an officer of the Company and is included in other assets at

          Grey Advertising Inc. and Consolidated Subsidiary Companies

F. CREDIT ARRANGEMENTS AND LONG-TERM DEBT (CONTINUED)

December 31, 1993 and 1992. During 1991, the Company extended the maturity dates of the debt and related promissory note to the dates indicated above. During each of the years 1993, 1992 and 1991, the Company paid to the officer interest of $257,000 pursuant to the terms of the 8 1/2% Convertible Subordinated Debenture. During each of the years 1993, 1992 and 1991, the officer paid to the Company interest of $270,000 pursuant to the terms of the 9% promissory note.

For the years 1993, 1992 and 1991, the Company made interest payments of $6,529,000, $7,242,000 and $6,118,000, respectively.

G. REDEEMABLE PREFERRED STOCK

The Company has outstanding at December 31, 1993 and 1992, 22,000 and 24,000 shares, respectively, of its Series 1 Preferred Stock and 5,000 shares each of its Series 2 and Series 3 Preferred Stock, which are held by current and former senior employees of the Company including one executive officer. The shares were issued at a price equal to the book value of the Common Stock at the time of issuance less a fixed amount. One dollar per share was paid in cash and the balance was represented by full recourse promissory notes, payable in May 1996, bearing interest at 9% per annum. In April 1993, the Company, at the option of one holder, after attainment of age 65, redeemed 2,000 shares of Series 1 Preferred Stock at a price of $347,000. The Company discharged its obligation by payment of cash of $300,000 and forgiveness of the holder's promissory note of $47,000. The amount of the full recourse promissory notes included in other assets at December 31, 1993 and 1992 was $763,000 and $810,000, respectively. The interest paid to the senior employees in 1993, 1992 and 1991, pursuant to the terms of these notes was $70,000, $77,000, and $77,000, respectively.

The redemption price per share for the Preferred Stock is the combined book value per share of the Common Stock and Limited Duration Class B Common Stock as adjusted in accordance with the terms of the respective Certificates of Designation and Terms of each series of Preferred Stock upon redemption less a fixed discount. Holders of the Preferred Stock may have their shares redeemed upon termination of employment prior to age 65. The Company is obligated to redeem such shares following the holder's retirement after age 65.

          Grey Advertising Inc. and Consolidated Subsidiary Companies

G. REDEEMABLE PREFERRED STOCK (CONTINUED)

Following the distribution of the new class of Common Stock designated Limited Duration Class B Common Stock, the holders of the Preferred Stock became entitled to eleven votes per share on all matters submitted to the vote of stockholders. The holders of the Series 1 Preferred Stock are entitled, as well, to vote as a single class to elect or remove one-quarter of the Board of Directors, to approve the merger or consolidation of the Company or the sale by it of all or substantially all of its assets, and to approve the authorization or issuance of any other class of Preferred Stock having equivalent voting rights.

The holders of the Preferred Stock are entitled to receive cumulative preferential dividends at the annual rate of $.25 per share, and to participate in dividends on the Common Stock and Limited Duration Class B Common Stock to the extent such dividends, on a per share basis, exceed the preferential dividends.

In the event of the liquidation of the Company, holders of Preferred Stock are entitled to a preferential liquidation distribution of $1.00 per share in addition to all accrued and unpaid preferential dividends.

The total carrying value of the Series 1, 2 and 3 Preferred Stock (applicable to those shares outstanding at each respective year end) increased by $468,000 and $415,000 in 1993 and 1992, respectively, and decreased by $92,000 in 1991, which represents the change in redemption value during those periods. This change is referred to as "Additional Capital Applicable to Redeemable Preferred Stock" in the Certificates of Designation and Terms of the Series 1, 2 and 3 Preferred Stock.

H. COMMON STOCK

The Company has authorized and outstanding two classes of common stock, Common Stock and Limited Duration Class B Common Stock (Class B Common Stock), both $1 par value per share.

The Class B Common Stock has the same dividend and liquidation rights as the Common Stock and a holder of each share of Class B Common Stock is entitled to ten votes on all matters submitted to stockholders. The shares of Class B Common Stock are restricted as to transferability and upon transfer, except to specified limited classes of transferees, will convert into shares of Common Stock which have one vote per share. The Class B Common Stock will automatically convert to Common Stock on April 30, 1996.

          Grey Advertising Inc. and Consolidated Subsidiary Companies

H. COMMON STOCK (CONTINUED)

Shares which have been issued and are now outstanding under the provisions of the Company's Restricted Stock Plan are subject to restrictions as to transferability expiring generally five or six years from the date of issue. In 1990, an additional 100,000 shares of Common Stock were authorized under this Plan. During 1993, the restriction lapsed on 1,400 shares of Common Stock and no shares of Class B Common Stock. At December 31, 1993 and 1992, there were 125,000 and 124,800 shares of Common Stock and 49,900 and 49,900 shares of Class B Common Stock, respectively, reserved by the Company and available for issuance under this Plan. Compensation to employees under the Plan of $214,000 representing the unamortized excess of the market value of restricted stock over any cash consideration received, is carried as a reduction of Paid-In Additional Capital and is charged to income ($256,000 in 1993, $252,000 in 1992 and $481,000 in 1991) over the related required period of service of the respective employees.

The tax benefit, resulting from the difference between compensation expense deducted for tax purposes and compensation expense charged to income, is recorded as an increase to Paid-In Additional Capital.

I. STOCK OPTION PLANS

EXECUTIVE GROWTH PLAN

Under the terms of the Company's qualified stock option plan (Executive Growth
Plan), options may be granted to officers and key employees at prices not less than 100% of the fair market value of the shares on the date of grant. At December 31, 1993 and 1992, there were no options outstanding and no options exercisable and at December 31, 1991 and 1990, there were 25,000 options of Class B Common Stock and 25,000 options of Common Stock outstanding and exercisable under this plan. During 1992, these options were exercised at a total option price of $3,237,000, and were paid for with cash of $67,000 and a note from an officer of the Company in the amount of $3,170,000 due and payable in December 2001 at a fixed interest rate of 6.06%. At December 31, 1993, 142,847 shares of Common Stock and 142,847 shares of Class B Common Stock were reserved by the Company for issuance with respect to the Plan. In addition, the holder of the options was entitled to receive an additional amount representing the dividends which would have been paid if the options had been exercised on the date of grant. The holder used this additional amount ($1,153,000) to purchase an additional 8,905 shares of both Common Stock and Class B Common Stock. The additional amount was reflected as compensation expense in 1992 and in years prior to the exercise.

          Grey Advertising Inc. and Consolidated Subsidiary Companies

I. STOCK OPTION PLANS (CONTINUED)

In addition, and in accordance with the terms of the option agreement, the holder of the options issued to the Company a promissory note in the principal amount of $2,340,000 bearing interest at the rate of 6.06%, payable in December 2001, to settle his obligation to provide the Company with funds necessary to pay the required withholding taxes due upon the exercise of the options. The Company received a tax benefit of $1,556,000 upon the exercise of the options. A portion of this note equal to the tax benefit and the full amount of the note for $3,170,000 are reflected in a separate component of stockholders' equity at December 31, 1993 and 1992.

The interest paid to the Company by the holder pursuant to the terms of the two notes issued in connection with the option exercise was $334,000 in 1993. No interest payments were made in 1992.

INCENTIVE STOCK OPTION PLAN

In 1982, the Company adopted an Incentive Stock Option Plan. Under this plan in which options were available to be granted through May 1992, options were granted to key employees, including officers, at a price not less than 100% of the fair market value of the shares on the date of grant. A Committee of the Board of Directors determined the terms and conditions under which options may be granted or exercised. However, options (i) may not be exercised within twelve months from the date of grant, (ii) may not be granted to Committee members, (iii) expire within ten years from the date of grant and (iv) must be exercised in the order of grant.

Transactions involving outstanding stock options under this Plan were:


                                                        NUMBER OF SHARES
                                                   ----------------------------
                                                      CLASS B
                                                      COMMON         COMMON          TOTAL
                                                       STOCK         STOCK       OPTION PRICE
                                                   -------------------------------------------
  Outstanding, December 31, 1990                      26,992         31,992        $3,995,000
  Cancelled                                             (266)          (266)          (35,000)
  Exercised                                          (11,893)       (11,893)       (1,325,000)
                                                     -------        -------        ----------
  Outstanding, December 31, 1991                      14,833         19,833         2,635,000
  Cancelled                                             (500)          (500)          (65,000)
  Exercised                                          (10,233)       (10,233)       (1,323,000)
                                                     -------        -------        ----------
  Outstanding, December 31, 1992                       4,100          9,100         1,247,000
  Cancelled                                             (300)          (300)          (58,000)
  Exercised                                           (3,700)        (3,700)         (676,000)
                                                     -------        -------        ----------
  Outstanding, December 31, 1993                         100          5,100          $513,000
                                                     =======        =======        ==========

          Grey Advertising Inc. and Consolidated Subsidiary Companies

I. STOCK OPTION PLANS (CONTINUED)

As of December 31, 1993, options to acquire 2,242 shares of Common Stock and 100 shares of Class B Common Stock were exercisable. The Company has reserved 29,684 shares of Common Stock and 29,684 shares of Class B Common Stock for issuance with respect to this plan.

NONQUALIFIED STOCK OPTION PLAN

On December 2, 1987, the Company adopted a Nonqualified Stock Option Plan, whereby 100,000 shares of Common Stock were reserved for issuance. In 1990, the number of shares of Common Stock authorized for issuance under this Plan was increased to 200,000. At the discretion of a Committee of the Board of Directors, nonqualified stock options are granted to employees eligible to receive options at prices not less than 100% of the fair market value of the shares on the date of grant, and options must be exercised within 10 years of grant and for only specified limited periods beyond termination of employment.


Transactions involving outstanding stock options under this Plan were:



                                              NUMBER               TOTAL
                                             OF SHARES         OPTION PRICE
                                           --------------------------------
     Outstanding, December 31, 1990            35,750            $3,558,000
     Cancelled                                 (1,100)             (120,000)
     Issued                                     6,200               869,000
                                            ---------            ----------
     Outstanding, December 31, 1991            40,850             4,307,000
     Cancelled                                 (2,200)             (257,000)
     Issued                                     1,000               131,000
     Exercised                                   (533)              (50,000)
                                            ---------            ----------
     Outstanding, December 31, 1992            39,117             4,131,000
     Cancelled                                   (567)              (58,000)
     Exercised                                 (1,184)             (110,000)
                                            ---------            ----------
     Outstanding, December 31, 1993            37,366            $3,963,000
                                            =========            ==========
     Available for future grants              160,917
                                            =========


As of December 31, 1993 and 1992, 19,668 and 8,051 of the outstanding options, respectively, were exercisable.

          Grey Advertising Inc. and Consolidated Subsidiary Companies

J. COMPUTATION OF NET INCOME PER COMMON SHARE

The computation of net income per common share is based on the weighted average number of common shares outstanding, including adjustments for the effect of the assumed exercise of dilutive stock options and shares issuable pursuant to the Company's Senior Management Incentive Plan (see Note L(1)) (1,263,900 in 1993, 1,205,241 in 1992 and 1,196,908 in 1991) and, for fully diluted net income per common share, the assumed conversion of the 8-1/2% Convertible Subordinated Debentures issued in December 1983. Also, for the purpose of computing net income per common share, the Company's net income is reduced by dividends on the Preferred Stock and is reduced or increased to the extent of an increase or decrease, respectively, in redemption value of the Preferred Stock. Primary net income per common share is computed as if stock options were exercised at the beginning of the period and the funds obtained thereby used to purchase common shares at the average market price during the period. In computing fully diluted net income per common share, the market price at the close of the period or the average market price, whichever is higher, is used to determine the number of shares which are assumed to be repurchased.

The effects of the Preferred Stock dividend requirements and the change in redemption values amounted to $.53, $.52 and $.09 per share in 1993, 1992 and 1991, respectively.

K. INCOME TAXES

Effective January 1, 1993, the Company adopted FAS 109 (see Note A). As permitted under the new rules, the Company restated its 1992 and 1991 financial statements. The effect of adoption of FAS 109 was to reduce net income in 1992 by $600,000 or $0.50 per share, through an increase to the deferred provision for income taxes. The cumulative effect of adoption as of January 1, 1991 was to reduce net income by $500,000.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. At December 31, 1993, and at December 31, 1992 and 1991, as restated, the Company had deferred tax assets of $16,282,000, $15,334,000 and $21,928,000 and deferred tax liabilities of
$12,194,000, $14,517,000 and $15,760,000, respectively, detailed as follows:

          Grey Advertising Inc. and Consolidated Subsidiary Companies

K. INCOME TAXES (CONTINUED)



                                                            DEFERRED TAX ASSETS (LIABILITIES)
                                                             1993            1992           1991
                                                        -------------------------------------------
  Restructuring costs and related future tax benefits     $3,531,000    $5,767,000     $7,411,000
  Deferred compensation                                    5,730,000     4,220,000      8,792,000
  Accrued expenses                                         7,021,000     5,347,000      5,725,000
  Safe harbor lease and depreciation                      (9,228,000)  (10,772,000)   (12,267,000)
  Tax on unremitted foreign earnings and other            (2,966,000)   (3,745,000)    (3,493,000)
                                                          ----------   -----------    -----------
                                                           4,088,000       817,000      6,168,000
  Valuation allowance for deferred tax assets
                                                          ----------   -----------    -----------
  Net deferred tax assets                                 $4,088,000      $817,000     $6,168,000
                                                          ==========   ===========    ===========

The components of income before taxes on income are as follows:


                                                1993         1992           1991
                                          ----------------------------------------
  Domestic                                  $28,646,000  $20,440,000   $(6,648,000)
  Foreign                                    14,059,000   22,148,000    19,925,000
                                          -------------  -----------   -----------
                                            $42,705,000  $42,588,000   $13,277,000
                                          =============  ===========   ===========

Provisions (benefits) for Federal, foreign, state and local income taxes consisted of the following:

                             1993                       1992                      1991
                   ------------------------  -------------------------  -------------------------
                       CURRENT    DEFERRED      CURRENT     DEFERRED      CURRENT      DEFERRED
                   ------------------------------------------------------------------------------
  Federal          $12,106,000  $(2,448,000)   $1,649,000   $3,752,000   $2,867,000   $(3,981,000)
  Foreign            8,580,000   (1,578,000)   11,727,000                 8,447,000
  State and
    local            5,072,000      755,000     1,248,000    1,599,000    4,724,000    (7,000,000)
                   -----------  -----------   -----------   ----------  -----------  ------------
                   $25,758,000  $(3,271,000)  $14,624,000   $5,351,000  $16,038,000  $(10,981,000)
                   ===========  ===========   ===========   ==========  ===========  ============

The effective tax rate varied from the statutory Federal income tax rate as follows:

                                                                 1993          1992           1991
                                                              ---------------------------------------
  Statutory Federal tax rate                                     35.0%          34.0%         34.0%
  State and local income taxes (benefits), net of Federal
    income tax                                                    8.9            4.4         (11.3)
  Difference in foreign tax rates                                 8.4           11.2          14.7
  Withholding tax on unremitted foreign earnings                  1.2            1.0           3.2
  Adjustment of prior years' provisions                          (2.2)          (4.9)
  Other--net                                                      1.4            1.2          (2.5)
                                                              -------        -------        ------
                                                                 52.7%          46.9%         38.1%
                                                              =======        =======        ======

  During the years 1993, 1992 and 1991, the Company made income tax payments of $18,748,000, $14,435,000 and $13,905,000, respectively.

          Grey Advertising Inc. and Consolidated Subsidiary Companies

L. RETIREMENT PLANS, DEFERRED COMPENSATION, LEASES AND CONTINGENCIES

1. The Company's Profit Sharing Plan is available to all employees of the Company and qualifying subsidiaries meeting certain eligibility requirements. The Plan provides for contributions by the Company at the discretion of the Board of Directors, subject to maximum limitations. The Company also operates a noncontributory Employee Stock Ownership Plan covering eligible employees of the Company and qualifying subsidiaries, under which the Company may make contributions (in stock or cash) to an Employee Stock Ownership Trust ("ESOT") in amounts each year as determined at the discretion of the Board of Directors. The Company made no stock contributions to the Plan in 1993, 1992 and 1991. The Company and the ESOT have certain rights to purchase shares from participants whose employment has terminated. In addition to the two plans noted above, various subsidiaries maintain separate profit sharing and retirement arrangements. Furthermore, the Company also provides additional retirement and deferred compensation benefits to certain officers and employees.

    The Company maintains a Senior Management Incentive Plan ("SMIP") in which deferred compensation is granted to senior executive or management employees deemed essential to the continued success of the Company. The amount recorded as an expense related to this Plan amounted to $4,581,000, $4,340,000 and $4,529,000 in 1993, 1992 and 1991, respectively.
    Approximately $3,343,000 and $1,160,000 of Plan expense incurred in 1993 and 1992, respectively, will be payable in Company stock in accordance with the terms of the Plan. These awards convert into 18,461 and 8,624 equivalent shares of Common Stock in 1993 and 1992, respectively. The future obligation related to the stock award has been reflected as an increase to Paid-In Additional Capital.

    Expenses related to the foregoing plans and benefits aggregated $21,057,000 in 1993, $25,002,000 in 1992, and $20,300,000 in 1991.

   In December 1990, the Company amended its employment agreement with its Chairman and Chief Executive Officer, which extended the term of that agreement through December 31, 1997. Concurrently, the Company also discharged this individual's pension obligation which had been established pursuant to the terms of his long-standing employment agreement. This obligation was partially satisfied with a distribution of approximately $19.8 million from a trust fund previously established by the Company for this purpose. The remainder of the amount necessary to discharge this obligation (approximately $9.5 million) was distributed from general

          Grey Advertising Inc. and Consolidated Subsidiary Companies

L. RETIREMENT PLANS, DEFERRED COMPENSATION, LEASES AND CONTINGENCIES
(CONTINUED)

    corporate funds. Included in other assets at December 31, 1993 and 1992 is approximately $9.5 and $11.9 million, respectively, related to this arrangement which is being amortized to expense over the remaining term of the related employment agreement.

    Pursuant to an employment agreement, dated December 21, 1990, an executive officer of the Company borrowed $1,000,000 from the Company repayable at December 31, 1995, except that one-fifth of the principal of the loan is forgiven by the Company each December 31, beginning with December 31, 1991, provided that the officer continues to be employed by the Company on those dates. In 1993, 1992 and 1991, the Company has included in each year $200,000 of compensation expense, representing the amount of loan forgiven each year. As of December 31, 1993 and 1992, the remaining loan balance was $400,000 and $600,000, respectively (the long term portion of the loan, $200,000 in 1993 and $400,000 in 1992, is included in other assets).

2. Rental expense amounted to approximately $32,725,000 in 1993, $33,741,000 in 1992 and $29,106,000 in 1991 which is net of sub-lease rental income of $2,016,000 in 1993, $3,343,000 in 1992, and $3,483,000 in 1991. Approximate
    minimum rental commitments, excluding escalations, under noncancellable operating leases are as follows:

                                                               SUB-LEASE
                                       OFFICE SPACE           COMMITMENTS              TOTAL
                                  -------------------------------------------------------------
         1994                           $27,007,000             $(807,000)          $26,200,000
         1995                            24,467,000              (392,000)           24,075,000
         1996                            24,085,000              (373,000)           23,712,000
         1997                            21,256,000              (341,000)           20,915,000
         1998                            19,626,000              (324,000)           19,302,000
         Beyond 1998                     43,925,000              (335,000)           43,590,000
                                      -------------          ------------         -------------
                                       $160,366,000           $(2,572,000)         $157,794,000
                                      =============          ============         =============

3. The Company is not involved in any pending legal proceedings not covered by insurance or by adequate indemnification or which, if decided adversely, would have a material effect on either the results of operations, liquidity or financial position of the Company.

          Grey Advertising Inc. and Consolidated Subsidiary Companies

M. RESTRUCTURING COSTS

In November 1991, the Company recorded a charge for restructuring costs of $23,850,000 primarily in connection with the absorption of a former subsidiary. These charges related predominantly to the disposal of the subsidiary's real estate obligations and leasehold assets, the write-off of certain of its fixed assets, goodwill and other costs, primarily severance, in connection with the integration. The restructuring costs also included similar modest charges with respect to a small number of related operations. The components of the restructuring charge as recorded in the fourth quarter of 1991 were as follows:


  Lease termination-payments and other lease related costs                       $12,200,000
  Write-off of fixed assets and leasehold improvements                             4,400,000
  Write-off of goodwill of former subsidiaries                                     2,500,000
  Severance payments                                                               2,300,000
  Other costs                                                                      2,450,000
                                                                                ------------
                                                                                 $23,850,000
                                                                                ============


The amount provided in 1991 was for liabilities which existed as of the fourth quarter of 1991 and was not for any events anticipated to happen after December 31, 1991. Most personnel reduction related to the absorption of the former subsidiaries occurred during the fourth quarter of 1991 and the severance accrual was adequate to cover those liabilities. Of the deferred tax benefits totaling $7,411,000, related to the restructuring charge that was recorded in 1991, $1,644,000 was realized in 1992 and $2,236,000 realized in 1993 (see Note
K). The remaining deferred tax balance is expected to be realized over the next couple of years.

          Grey Advertising Inc. and Consolidated Subsidiary Companies

N. INDUSTRY SEGMENT AND RELATED INFORMATION

Commissions and fees and operating profit by geographic area for the years ended December 31, 1993, 1992 and 1991, and related identifiable assets at December 31, 1993, 1992 and 1991 are summarized below (000s omitted):


                                               UNITED STATES                     WESTERN EUROPE
                                     --------------------------------  ---------------------------------
                                       1993        1992       1991        1993        1992       1991
                                     -------------------------------------------------------------------
 COMMISSIONS AND FEES                $ 267,964  $ 241,279  $ 248,322  $ 260,005   $ 281,632  $ 242,644
                                     -------------------------------------------------------------------
 OPERATING PROFIT (LOSS)             $  28,809  $  20,023  $  (8,239) $  11,415   $  16,594  $  17,866
                                     -------------------------------------------------------------------
 OTHER INCOME ( EXPENSE)--NET

 INCOME BEFORE TAXES ON INCOME OF
   CONSOLIDATED COMPANIES

 IDENTIFIABLE ASSETS                 $ 353,532  $ 260,849  $ 246,990  $ 389,723  $ 427,728   $ 421,656
                                     -------------------------------------------------------------------
 INVESTMENTS IN AND ADVANCES TO
   NONCONSOLIDATED AFFILIATED
   COMPANIES
 TOTAL ASSETS

                                                    OTHER                            CONSOLIDATED
                                      ---------------------------------  -----------------------------------
                                         1993       1992        1991         1993         1992        1991
                                      ----------------------------------------------------------------------
 COMMISSIONS AND FEES                 $  39,274  $   41,557  $   37,333  $   567,243   $ 564,468   $ 528,299
                                      ----------------------------------------------------------------------
 OPERATING PROFIT (LOSS)                    564  $    5,341  $    4,252  $    40,788   $  41,958   $  13,879
                                      ---------------------------------
 OTHER INCOME (EXPENSE)--NET                                                   1,917         630        (602)
                                                                         -----------------------------------
 INCOME BEFORE TAXES ON INCOME OF
   CONSOLIDATED COMPANIES                                                $    42,705   $  42,588   $  13,277
                                                                         ===================================
 IDENTIFIABLE ASSETS                  $  61,274  $   52,627  $   56,714  $   804,529   $ 741,204   $ 725,360
                                      ---------------------------------
 INVESTMENTS IN AND ADVANCES TO
   NONCONSOLIDATED AFFILIATED
   COMPANIES                                                                  16,104      11,160      10,471
                                                                         -----------------------------------
 TOTAL ASSETS                                                            $   820,633   $ 752,364   $ 735,831
                                                                         ===================================


COMMISSIONS AND FEES FROM ONE CLIENT AMOUNTED TO 13.0%, 13.4% AND 10.6% OF THE CONSOLIDATED TOTAL IN 1993, 1992 AND 1991, RESPECTIVELY.

            SCHEDULE I -- MARKETABLE SECURITIES -- OTHER INVESTMENTS

          GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                          YEAR ENDED DECEMBER 31, 1993



- ---------------------------------------------------------------------------------------------------------------------
                   COL.  A                                                   COL.  B                  COL.  C
- ---------------------------------------------------------------------------------------------------------------------


                                                                         NUMBER OF SHARES
                                                                      OR UNITS -- PRINCIPAL
                NAME OF ISSUER AND                                       AMOUNTS OF BONDS             COST OF
                TITLE OF EACH SHARE                                         AND NOTES                EACH ISSUE
- ---------------------------------------------------------------------------------------------------------------------
        SECURITIES AVAILABLE-FOR-SALE (1)
          U. S.  GOVERNMENT OBLIGATIONS                                    $22,050,000              $22,572,000

- ---------------------------------------------------------------------------------------------------------------------------
                   COL.  A                                                  COL.  D                        COL.  E
- ---------------------------------------------------------------------------------------------------------------------------
                                                                                                     AMOUNT AT WHICH EACH
                                                                                                     PORTFOLIO OF EQUITY
                                                                                                     SECURITY ISSUES AND
                                                                        MARKET VALUE OF           EACH OTHER SECURITY ISSUE
            NAME OF ISSUER AND                                           EACH ISSUE AT              CARRIED IN THE BALANCE
            TITLE OF EACH SHARE                                        BALANCE SHEET DATE                   SHEET
- ---------------------------------------------------------------------------------------------------------------------------
        SECURITIES AVAILABLE-FOR-SALE (1)
          U. S.  GOVERNMENT OBLIGATIONS                                   $22,425,000                    $22,425,000


(1) SECURITIES AVAILABLE-FOR-SALE ARE CARRIED AT FAIR VALUE WITH UNREALIZED GAINS AND LOSSES INCLUDED AS A SEPARATE COMPONENT OF STOCKHOLDERS' EQUITY.

     Schedule II-Amounts Receivable from Related Parties and Underwriters,
                                  Promoters,
                    and Employees Other Than Related Parties

                             GREY ADVERTISING INC.
                     AND CONSOLIDATED SUBSIDIARY COMPANIES

- ---------------------------------------------------------------------------------------------------------------
                           Col. A                                      Col. B                   Col. C
- ---------------------------------------------------------------------------------------------------------------
                                                                     Balance at
                       Name of Debtor                            Beginning of Period          Additions
- ---------------------------------------------------------------------------------------------------------------
 Year ended December 31, 1993:
    E. Meyer, 6.06% interest bearing note receivable,
      due December 2001                                               $3,170,000
    E. Meyer, 6.06% interest bearing note receivable,
      due December 2001                                                2,340,000
    E. Meyer, 9% interest bearing note receivable,
      due December 1997                                                3,000,000
    E. Meyer, 9% interest bearing note receivable,
      due May 1996                                                       763,000
    S. Novick, 7.5% interest bearing loan receivable,
      due December 1995 (1)                                              600,000
    Vasoft Pty. Ltd., noninterest bearing loan receivable,
      due September 30, 1996 (2)                                         130,000               $7,000
    Promaton Pty. Ltd., noninterest bearing loan receivable,
      due September 30, 1995 (3)                                         130,000                7,000
    I. Herdman, noninterest bearing loan receivable,
      due February 1993                                                  137,000
    Khun Han Pty. Ltd., 9.25% interest bearing loan
      receivable, due September 30, 1994 (4)                             360,000
    C. Preisler, noninterest bearing note receivable,
      due January 1993                                                   190,000
    Thomas Gad, noninterest bearing notes receivable,
      due between 1994 and 1997                                          382,000              238,000
                                                                     -----------------------------------
                                                                     $11,202,000             $252,000
                                                                     ===================================


- ------------------------------------------------------------------------------------------------------------------------------------
                           Col. A                                              Col. D                                 Col. E
                                                           -------------------------------------------------------------------------
                                                                             Deductions                     Balance at End of Period
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                   (1)                       (2)             (1)             (2)
                       Name of Debtor                       Amounts Collected        Amounts Written Off   Current       Not Current
- ------------------------------------------------------------------------------------------------------------------------------------
 Year ended December 31, 1993:
    E. Meyer, 6.06% interest bearing note receivable,
      due December 2001                                                                                                   $3,170,000
    E. Meyer, 6.06% interest bearing note receivable,
      due December 2001                                                                                                    2,340,000
    E. Meyer, 9% interest bearing note receivable,
      due December 1997                                                                                                    3,000,000
    E. Meyer, 9% interest bearing note receivable,
      due May 1996                                                                                                           763,000
    S. Novick, 7.5% interest bearing loan receivable,
      due December 1995 (1)                                         $200,000                               $200,000          200,000
    Vasoft Pty. Ltd., noninterest bearing loan receivable,
      due September 30, 1996 (2)                                                                                             137,000
    Promaton Pty. Ltd., noninterest bearing loan receivable,
      due September 30, 1995 (3)                                                                                             137,000
    I. Herdman, noninterest bearing loan receivable,
      due February 1993                                              137,000
    Khun Han Pty. Ltd., 9.25% interest bearing loan
      receivable, due September 30, 1994 (4)                         263,000                                 97,000
    C. Preisler, noninterest bearing note receivable,
      due January 1993                                               190,000
    Thomas Gad, noninterest bearing notes receivable,
      due between 1994 and 1997                                      403,000                                135,000           82,000
                                                               ---------------------------------------------------------------------
                                                                  $1,193,000                               $432,000       $9,829,000
                                                               =====================================================================

(1)--The amount reflected in Column D (1) represents the amount of the loan forgiven in 1993.
(2)--Vasoft Pty. Ltd. is a company controlled by James Allan, a director of Grey Advertising (NSW) Pty. Limited.
(3)--Promaton Pty. Ltd. is a company controlled by Garry Murphie, a director of Grey Advertising (NSW) Pty. Limited.
(4)--Khun Han Pty. Ltd. is a company controlled by Greg Harper, a director of Grey Advertising (Victoria) Pty. Ltd.

    Schedule II--Amounts Receivable from Related Parties and Underwriters,
                                  Promoters,
                    and Employees Other Than Related Parties

                             GREY ADVERTISING INC.
                     AND CONSOLIDATED SUBSIDIARY COMPANIES

                          Col. A                                 Col. B              Col. C
- --------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------------------------
                     Name of Debtor                            Balance at
                                                          Beginning of Period      Additions
- --------------------------------------------------------------------------------------------------
 Year ended December 31, 1992:
    E. Meyer, 6.06% interest bearing note receivable,
      due December 2001                                                              $3,170,000
    E. Meyer, 6.06% interest bearing note receivable,
      due December 2001                                                               2,340,000
    E. Meyer, 9% interest bearing note receivable,
      due December 1997                                        $3,000,000
    E. Meyer, 9% interest bearing note receivable,
      due May 1996                                                763,000
    S. Novick, 7.5% interest bearing loan receivable,
      due December 1995 (1)                                       800,000
    Vasoft Pty. Ltd., noninterest bearing loan
      receivable,                                                                       130,000
      due September 30, 1996 (2)
    Promaton Pty. Ltd., noninterest bearing loan
      receivable,                                                                       130,000
      due September 30, 1995 (3)
    I. Herdman, noninterest bearing loan receivable,
      due February 1993                                                                 137,000
    Khun Han Pty. Ltd., 9.25% interest bearing loan
      receivable, due September 30, 1994 (4)                                            509,000
    C. Preisler, noninterest bearing note receivable,
      due January 1993                                                                  190,000
    Thomas Gad, noninterest bearing notes receivable,
      due between 1994 and 1997                                                         460,000
                                                               --------------------------------
                                                               $4,563,000            $7,066,000
                                                               ================================


                          Col. A                                           Col. D                                 Col. E
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                         Deductions                      Balance at End of Period
- ------------------------------------------------------------------------------------------------------------------------------------
                     Name of Debtor                               (1)                  (2)                 (1)               (2)
                                                           Amounts Collected   Amounts Written Off       Current         Not Current
- ------------------------------------------------------------------------------------------------------------------------------------
 Year ended December 31, 1992:
    E. Meyer, 6.06% interest bearing note receivable,
      due December 2001                                                                                                   $3,170,000
    E. Meyer, 6.06% interest bearing note receivable,
      due December 2001                                                                                                    2,340,000
    E. Meyer, 9% interest bearing note receivable,
      due December 1997                                                                                                    3,000,000
    E. Meyer, 9% interest bearing note receivable,
      due May 1996                                                                                                           763,000
    S. Novick, 7.5% interest bearing loan receivable,
      due December 1995 (1)                                     $200,000                                   $200,000          400,000
    Vasoft Pty. Ltd., noninterest bearing loan
      receivable,                                                                                                            130,000
      due September 30, 1996 (2)
    Promaton Pty. Ltd., noninterest bearing loan
      receivable,                                                                                                            130,000
      due September 30, 1995 (3)
    I. Herdman, noninterest bearing loan receivable,
      due February 1993                                                                                     137,000
    Khun Han Pty. Ltd., 9.25% interest bearing loan
      receivable, due September 30, 1994 (4)                     149,000                                    217,000          143,000
    C. Preisler, noninterest bearing note receivable,
      due January 1993                                                                                      190,000
    Thomas Gad, noninterest bearing notes receivable,
      due between 1994 and 1997                                   78,000                                                     382,000
                                                                --------------------------------------------------------------------
                                                                $427,000                                   $744,000      $10,458,000
                                                                ====================================================================

(1)--The amount reflected in Column (D)(1) represents the amount of loan forgiven in 1992.
(2)--Vasoft Pty. Ltd. is a company controlled by James Allan, a director of Grey Advertising (NSW) Pty. Limited.
(3)--Promaton Pty. Ltd. is a company controlled by Garry Murphie, a director of Grey Advertising (NSW) Pty. Limited.
(4)--Khun Han Pty. Ltd. is a company controlled by Greg Harper, a director of Grey Advertising (Victoria) Pty. Ltd.

    Schedule II--Amounts Receivable from Related Parties and Underwriters,
                                  Promoters,
              and Employees Other Than Related Parties (continued)

                             GREY ADVERTISING INC.
                     AND CONSOLIDATED SUBSIDIARY COMPANIES


- --------------------------------------------------------------------------------------------------
                          Col. A                                 Col. B              Col. C

- --------------------------------------------------------------------------------------------------
                     Name of Debtor                            Balance at
                                                          Beginning of Period      Additions
- --------------------------------------------------------------------------------------------------
 Year ended December 31, 1991:
    E. Meyer, 9% interest bearing note receivable,
      due December 1997                                        $3,000,000
    E. Meyer, 9% interest bearing note receivable,
      due May 1996                                                763,000
    S. Novick, 7.5% interest bearing loan receivable,
      due December 1995 (1)                                                          $1,000,000
                                                               -----------------------------------
                                                               $3,763,000            $1,000,000
                                                               ===================================


- ------------------------------------------------------------------------------------------------------------------------------------
                          Col. A                                           Col. D                                 Col. E
                                                                         Deductions                      Balance at End of Period
- ------------------------------------------------------------------------------------------------------------------------------------
                     Name of Debtor                               (1)                  (2)                 (1)               (2)
                                                           Amounts Collected   Amounts Written Off       Current         Not Current
- ------------------------------------------------------------------------------------------------------------------------------------
 Year ended December 31, 1991:
    E. Meyer, 9% interest bearing note receivable,
      due December 1997                                                                                                   $3,000,000
    E. Meyer, 9% interest bearing note receivable,
      due May 1996                                                                                                           763,000
    S. Novick, 7.5% interest bearing loan receivable,
      due December 1995 (1)                                     $200,000                                 $200,000            600,000
                                                                --------------------------------------------------------------------
                                                                $200,000                                 $200,000         $4,363,000
                                                                ====================================================================

  (1) The amount reflected in Column (D) (1) represents the amount of loan forgiven in 1991.

                       SCHEDULE IX--SHORT-TERM BORROWINGS

                             GREY ADVERTISING INC.
                     AND CONSOLIDATED SUBSIDIARY COMPANIES

- -----------------------------------------------------------------------------------------------------------------------------
                Col. A                                Col. B                 Col. C                     Col. D
- -----------------------------------------------------------------------------------------------------------------------------
                                                                                                        Maximum
                                                                            Weighted                    Amount
                                                     Balance                 Average                  Outstanding
        Category of Aggregate                       at End of               Interest                  During the
        Short-Term Borrowings                         Period                  Rate                      Period
- -----------------------------------------------------------------------------------------------------------------------------
 Year ended December 31, 1993:
         Notes payable to banks (a)                   $11,100,000              7.7%                   $13,759,000
         Notes payable to banks (b)                    34,751,000             10.9%                    39,638,000

 Year ended December 31, 1992:
         Notes payable to banks (a)                   $13,331,000             10.5%                   $14,257,000
         Notes payable to banks (b)                    27,464,000             11.9%                    45,852,000

 Year ended December 31, 1991:
         Notes payable to banks (b)                   $50,470,000             11.6%                   $53,115,000


- -----------------------------------------------------------------------------------
                Col. A                            Col. E              Col. F
- -----------------------------------------------------------------------------------
                                                  Average             Weighted
                                                  Amount              Average
                                                Outstanding        Interest Rate
        Category of Aggregate                   During the          During the
        Short-Term Borrowings                     Period              Period
- -----------------------------------------------------------------------------------
 Year ended December 31, 1993:
         Notes payable to banks (a)             $12,400,000 (c)        7.7% (d)
         Notes payable to banks (b)              31,427,000           11.1% (d)

 Year ended December 31, 1992:
         Notes payable to banks (a)             $13,522,000 (c)       10.2% (d)
         Notes payable to banks (b)              35,922,000           12.0% (d)

 Year ended December 31, 1991:
         Notes payable to banks (b)             $38,092,000 (c)       11.8% (d)


(a)--Notes payable to banks represent borrowings under lines of credit arrangements which are subject to termination at a specified date.

(b)--Notes payable to banks represent promissory notes under credit arrangements.

(c)--The average amount outstanding during the period is the weighted monthly outstanding balance.

(d)--The weighted average interest rate during the period was computed by dividing the actual interest expense by the weighted average outstanding amount.

                               INDEX TO EXHIBITS



                       Number Assigned
                       to Exhibit (i.e. 601
                       of Regulation S-K)                  Description of Exhibits
                       ------------------                  -----------------------
                              3.01                    Restated Certificate of Incorporation
                                                      of Grey Advertising Inc. ("Grey").
                                                      (Incorporated herein by reference to
                                                      Exhibit 4.01 to Grey's Registration
                                                      Statement on Form S-8, dated January
                                                      9, 1987, filed with the Securities
                                                      and Exchange Commission, 450 Fifth
                                                      Street, N.W., Washington, D.C., 20549
                                                      ("SEC"), pursuant to Section 6(a)
                                                      of the Securities Act of 1933 (" '33 Act"),
                                                      under Commission File No. 33-11253.)

                              3.02                    By-Laws of Grey as amended.
                                                      (Incorporated herein by reference to
                                                      Exhibit 3.02 to Grey's Annual Report
                                                      on Form 10-K for the fiscal year
                                                      ended December 31, 1988.)

                              3.03                    Designation and Terms
                                                      of Series 1 Preferred Stock of Grey.
                                                      (Incorporated herein by reference
                                                      to Article Fourth, Section
                                                      A(III) of Exhibit 4.01 to Grey's
                                                      Registration Statement on Form S-8
                                                      filed with the SEC pursuant to
                                                      Section 6(a) of the '33 Act.)

                              3.04                    Designation and Terms
                                                      of Series 2 Preferred Stock of Grey.
                                                      (Incorporated herein by reference
                                                      to Article Fourth, Section A(IV)
                                                      of Exhibit 4.01 to Grey's
                                                      Registration Statement on Form S-8
                                                      filed with the SEC pursuant to
                                                      Section 6(a) of the '33 Act.)

                              3.05                    Designation and Terms
                                                      of Series 3 Preferred Stock of Grey.
                                                      (Incorporated herein by reference
                                                      to Article Fourth, Section A(V)
                                                      of Exhibit 4.01 to Grey's
                                                      Registration Statement on Form S-8
                                                      filed with the SEC pursuant to
                                                      Section 6(a) of the '33 Act.)

                               INDEX TO EXHIBITS



                      Number Assigned
                      to Exhibit (i.e. 601
                      of Regulation S-K)                  Description of Exhibits
                      ------------------                  ---------------------------
                              3.06                    Purchase Agreement, dated as of
                                                      December 10, 1983, between Grey
                                                      and Edward H. Meyer relating
                                                      to the sale to Mr. Meyer of Grey's
                                                      8-1/2% Convertible Debentures, of
                                                      even date therewith ("Convertible
                                                      Debenture").  (Incorporated herein by
                                                      reference to Exhibit 3.08 to Grey's
                                                      Annual Report on Form 10-K for the
                                                      fiscal year ended December 31, 1983.)

                              3.07                    Extension Agreements, dated as of
                                                      November 19, 1991 between Grey and
                                                      Edward H. Meyer relating to the
                                                      extension of the maturity dates of
                                                      the Convertible Debenture and
                                                      related Promissory Note.  (Incorporated
                                                      herein by reference to Exhibit 3.07 to
                                                      Grey's Annual Report on Form 10-K for
                                                      the fiscal year ended December 31, 1991.)

                              3.08                    Form of Convertible Debenture.
                                                      (Incorporated herein by reference to
                                                      Exhibit 3.09 to Grey's Annual Report
                                                      on Form 10-K for the fiscal year ended
                                                      December 31, 1983.)

                              9.01                    Form of Voting Trust Agreement, dated
                                                      as of February 24, 1986, among certain
                                                      Beneficiaries, Grey, Edward H. Meyer and
                                                      Ronald A. Nicholson.  (Incorporated herein
                                                      by reference to Exhibit 9.02
                                                      to Grey's Annual Report
                                                      on Form 10-K for the fiscal year
                                                      ended December 31, 1985.)

                              9.02                    Form of Amended and Restated Voting Trust
                                                      Agreement, dated as of August 31, 1987,
                                                      among certain Beneficiaries, Grey and
                                                      Edward H. Meyer.  (Incorporated herein by
                                                      reference to Exhibit 10.01 to Grey's Annual
                                                      Report on Form 10-K for the fiscal year ended
                                                      December 31, 1987.)

                               INDEX TO EXHIBITS



                         Number Assigned
                         to Exhibit (i.e. 601
                         of Regulation S-K)                  Description of Exhibits
                         ------------------                  -----------------------
                              9.03                    Form of Voting Trust Agreement, dated
                                                      as of December 1, 1989, among certain
                                                      Beneficiaries, Grey and Edward H. Meyer.
                                                      (Incorporated herein by reference to
                                                      Exhibit 9.03 to Grey's Annual Report on
                                                      Form 10-K for the fiscal year ended
                                                      December 31, 1989.)

                              9.04                    Form of Amended and Restated Voting
                                                      Trust Agreement, dated as of March
                                                      21, 1994, among certain Beneficiaries,
                                                      Grey and Edward H. Meyer.

                             10.01                    Employment Agreement, dated as of
                                                      February 9, 1984, between Grey and
                                                      Edward H. Meyer ("Meyer Employment
                                                      Agreement").  (Incorporated herein
                                                      by reference to Exhibit 10.01 to Grey's
                                                      Annual Report on Form 10-K for the
                                                      fiscal year ended December 31, 1983.)

                             10.02                    Amendments Two through Seven to Meyer
                                                      Employment Agreement.  (Incorporated
                                                      herein by reference to Exhibit 10.02
                                                      to Grey's Annual Report on Form 10-K
                                                      for the fiscal year ended December 31,
                                                      1985, Exhibit 10.03 to Grey's Annual
                                                      Report on Form 10-K for the fiscal
                                                      year ended December 31, 1987,
                                                      Exhibit 1 to Grey's Current Report on
                                                      Form 8-K, dated May 9, 1988, filed with
                                                      the SEC pursuant to Section 13 of the
                                                      1934 Act, Exhibit 2 to Grey's current
                                                      Report on Form 8-K, dated May 9, 1988,
                                                      filed with the SEC pursuant to Section
                                                      13 of the 1934 Act.  Exhibit I to Grey's
                                                      Current Report on Form 8-K, dated
                                                      June 9, 1989, filed with the SEC
                                                      pursuant to Section 13 of the 1934 Act
                                                      and Exhibit 10.07 to Grey's Annual
                                                      Report on Form 10-K for the fiscal
                                                      year ended December 31, 1990 respectively.)

                               INDEX TO EXHIBITS



                        Number Assigned
                        to Exhibit (i.e. 601
                        of Regulation S-K)               Description of Exhibits
                        ------------------               ------------------------
                             10.03                    Pension Agreement, dated as of
                                                      May 9, 1988, between Grey and Meyer.
                                                      (Incorporated herein by reference to
                                                      Exhibit 3 to Grey's Current Report
                                                      on Form 8-K, dated May 9, 1988
                                                      filed with the SEC pursuant to
                                                      Section 13 of the 1934 Act.)

                             10.04                    Employment Agreement, dated as of
                                                      December 21, 1990, by and between
                                                      Grey and Stephen A. Novick.
                                                      (Incorporated herein by reference
                                                      to Exhibit 10.11 to Grey's Annual
                                                      Report on Form 10-K for the fiscal
                                                      year ended December 31, 1990.)

                             10.05                    Employment Agreement, dated as of
                                                      December 1, 1992, by and between
                                                      Grey and Robert L. Berenson.  (Incor-
                                                      porated herein by reference to
                                                      Exhibit 10.05 to Grey's Annual Report
                                                      on Form 10-K for the fiscal year
                                                      ended December 31, 1992.)

                             10.06                    Employment Agreement, dated as of
                                                      January 1, 1993 by and between Grey and
                                                      Barbara S. Feigin.

                             10.07                    Grey Advertising Inc. Book Value Pre-
                                                      ferred Stock Plan, as amended.  (In-
                                                      corporated herein by reference to
                                                      Exhibit 4.1 to Grey's Current Report on
                                                      Form 8-K, dated June 14, 1983, filed
                                                      with the SEC pursuant to Section 13 of
                                                      the 1934 Act.)

                             10.08                    Grey Advertising Inc. Amended and Re-
                                                      stated Senior Executive Officer Pension
                                                      Plan.  (Incorporated herein by reference
                                                      to Exhibit 10.08 to Grey's Annual Report
                                                      on Form 10-K for the fiscal year ended
                                                      December 31, 1984.)

                               INDEX TO EXHIBITS



                         Number Assigned
                         to Exhibit (i.e. 601
                         of Regulation S-K)                 Description of Exhibits
                         ------------------                 -----------------------
                             10.9                     Grey Advertising Inc. Amended and Re-
                                                      stated 1988 Senior Management Incentive
                                                      Plan.  (Incorporated herein by reference
                                                      to Exhibit 10.17 to Grey's Annual Report
                                                      on Form 10-K for the fiscal year ended
                                                      December 31, 1988.)

                             10.10                    Grey Advertising Inc. Restricted Stock
                                                      Plan, as amended and restated as of
                                                      April 3, 1986.  (Incorporated herein by
                                                      reference to Exhibit 4.03 to Grey's
                                                      Registration Statement on Form S-8, filed
                                                      with the SEC pursuant to Section 6(a) of
                                                      the '33 Act.)

                             10.11                    Form of Restricted Stock Purchase Agree-
                                                      ment under Grey Advertising Inc. Re-
                                                      stricted Stock Plan.  (Incorporated
                                                      herein by reference to Exhibit 4.04 to
                                                      Grey's Registration Statement on Form S-8,
                                                      filed with the SEC pursuant to Section
                                                      6(a) of the '33 Act.)

                             10.12                    Grey Advertising Inc. Executive
                                                      Growth Plan, as amended and
                                                      restated.  (Incorporated herein by
                                                      reference to Exhibit 10.14 to Grey's
                                                      Annual Report on Form 10-K for the
                                                      fiscal year ended December 31, 1985.)

                             10.13                    Stock Option Agreement, dated as
                                                      of October 13, 1984, by and between
                                                      Grey and Edward H. Meyer ("Meyer Option
                                                      Agreement").  (Incorporated
                                                      herein by reference to Exhibit 10.15 to
                                                      Grey's Annual Report on Form 10-K for
                                                      the fiscal year ended December 31, 1985.)

                               INDEX TO EXHIBITS


                         Number Assigned
                         to Exhibit (i.e. 601
                         of Regulation S-K)               Description of Exhibits
                         ------------------               -----------------------
                             10.14                    Extension Agreement, dated as of
                                                      March 27, 1992, by and between Grey and
                                                      Edward H. Meyer, relating to the Meyer
                                                      Option Agreement.  (Incorporated herein
                                                      by reference to Exhibit 10.13 to Grey's
                                                      Annual Report on Form 10-K for the fiscal
                                                      year ended December 31, 1992.)

                             10.15                    Amendment One to Meyer Option Agreement,
                                                      dated as of December 29, 1992.  (Incor-
                                                      porated herein by reference to
                                                      Exhibit 10.14 to Grey's Annual Report on
                                                      Form 10-K for the fiscal year ended
                                                      December 31, 1992.)

                             10.16                    Notice of Exercise, dated
                                                      December 29, 1992, from Edward H. Meyer
                                                      to Grey pursuant to the Meyer Option Agreement.
                                                      (Incorporated herein by reference to Exhibit 10.15
                                                      to Grey's Annual Report on Form 10-K for the fiscal
                                                      year ended December 31, 1992.)

                             10.17                    Promissory Notes I and II, dated as of December 29,
                                                      1992, from Edward H. Meyer to Grey, delivered
                                                      pursuant to the Meyer Option Agreement.
                                                      (Incorporated herein by reference to
                                                      Exhibit 10.16 to Grey's Annual Report on Form
                                                      10-K for the fiscal year ended December 31, 1992.)

                             10.18                    Grey Advertising Inc. Incentive Stock
                                                      Option Plan, as amended and restated
                                                      as of April 3, 1986.  (Incorporated
                                                      herein by reference to Exhibit 4.04
                                                      to Grey's Registration Statement on
                                                      Form S-8 filed with the SEC pursuant
                                                      to Section 6(a) of the '33 Act.)

                               INDEX TO EXHIBITS



                         Number Assigned
                         to Exhibit (i.e. 601
                         of Regulation S-K)                Description of Exhibits
                         ------------------                -----------------------
                             10.19                    Form of Incentive Stock Option Agree-
                                                      ment under Grey Advertising Inc.
                                                      Incentive Stock Option Plan.  (In-
                                                      corporated herein by reference to
                                                      Exhibit 4.05 to Grey's Registration
                                                      Statement on Form S-8, filed with the
                                                      SEC pursuant to Section 6(a) of the
                                                      '33 Act.)

                             10.20                    Grey Advertising Inc. 1987 Stock
                                                      Option Plan.  (Incorporated herein by
                                                      reference to Exhibit 10.24 to Grey's
                                                      Annual Report on Form 10-K for the
                                                      fiscal year ended December 31, 1988.)

                             10.21                    Form of Stock Option Agreement under
                                                      Grey Advertising Inc. Stock Option
                                                      Plan.  (Incorporated herein by
                                                      reference to Grey's Annual Report on
                                                      Form 10-K for the fiscal year ended
                                                      December 31, 1988.)

                             10.22                    Note Agreement, dated as of
                                                      January 19, 1993, by and between Grey
                                                      and The Prudential Insurance Company
                                                      of America. (Incorporated herein by
                                                      reference to Exhibit 10.21 to Grey's
                                                      Annual Report on Form 10-K for the fiscal
                                                      year ended December 31, 1992.)

                             10.23                    Bonuses - Grey has paid bonuses to
                                                      certain of its executive officers
                                                      (including those who are directors)
                                                      and employees in prior years includ-
                                                      ing 1993, and may do so in future
                                                      years.  Bonuses have been and may
                                                      be in the form of cash, shares of
                                                      stock or both although Grey pre-
                                                      sently does not have any plans to
                                                      pay stock bonuses.  Bonuses are not
                                                      granted pursuant to any formal plan.

                               INDEX TO EXHIBITS


                         Number Assigned
                         to Exhibit (i.e. 601
                         of Regulation S-K)               Description of Exhibits
                         ------------------               -----------------------
                             10.24                    Directors' Fees - It is the policy of
                                                      Grey to pay each of its non-employee
                                                      directors a fee of $4,500 per fiscal
                                                      quarter and a fee of $3,000 for each
                                                      meeting of the Board of Directors
                                                      attended.  This policy is not embodied
                                                      in any written document.

                             10.25                    Deferred Compensation Agreement,
                                                      dated December 23, 1981, between
                                                      Grey and Mark N. Kaplan, regarding
                                                      deferral of payment of director's
                                                      fees to which Mr. Kaplan may become
                                                      entitled.  (Incorporated herein by
                                                      reference to Exhibit 10.18 to Grey's
                                                      Annual Report on Form 10-K for the
                                                      fiscal year ended December 31, 1982.)

                             10.26                    On March 23, 1978, Grey's Board of
                                                      Directors, at a meeting thereof held
                                                      on such date, approved an arrangement
                                                      whereby Grey is required to accrue for
                                                      Edward H. Meyer, the difference between
                                                      the amount contributed by Grey on behalf
                                                      of Mr. Meyer under the Profit Sharing
                                                      Plan and Grey's Employee Stock Owner-
                                                      ship Plan, and the amount which would
                                                      have been contributed to such plans on his
                                                      behalf had such plans not contained maximum
                                                      annual limitations on contributions and
                                                      credits, as required by the Employee Retire-
                                                      ment Income Security Act of 1974.  Such
                                                      accrual is to be paid to Mr. Meyer as if it
                                                      had been contributed to his account under
                                                      the Profit Sharing Plan.  Such arrangement
                                                      is not embodied in any written document.

                               INDEX TO EXHIBITS



                       Number Assigned
                       to Exhibit (i.e. 601
                       of Regulation S-K)                  Description of Exhibits
                       ------------------                  -----------------------
                             10.27                    Lease, dated as of July 1, 1978 by and
                                                      between Grey and William Kaufman and
                                                      J. D. Weiler, regarding space at 777
                                                      Third Avenue, New York, New York
                                                      ("Main Lease").  (Incorporated herein
                                                      by reference to Exhibit 10.21 to
                                                      Grey's Annual Report on Form 10-K for the
                                                      fiscal year ended December 31, 1982.)

                             10.28                    First Amendment to Main Lease.
                                                      (Incorporated herein by reference to
                                                      Exhibit 10.22 to Grey's Annual Report
                                                      on Form 10-K for the fiscal year ended
                                                      December 31, 1982.)

                             10.29                    Second Amendment to Main Lease.
                                                      (Incorporated herein by reference
                                                      to Exhibit 10.23 to Grey's Annual
                                                      Report on Form 10-K for the fiscal
                                                      year ended December 31, 1982.)

                             10.30                    Third Amendment to Main Lease.
                                                      (Incorporated herein by reference
                                                      to Exhibit 10.24 to Grey's Annual
                                                      Report on Form 10-K for the fiscal
                                                      year ended December 31, 1982.)

                             10.31                    Fourth Amendment to Main Lease.
                                                      (Incorporated herein by reference
                                                      to Exhibit 10.25 to Grey's Annual
                                                      Report on Form 10-K for the fiscal
                                                      year ended December 31, 1982.)

                               INDEX TO EXHIBITS





                         Number Assigned
                         to Exhibit (i.e. 601
                         of Regulation S-K)             Description of Exhibits
                         ------------------             -----------------------
                             10.32                    Fifth Amendment to Main Lease.
                                                      (Incorporated herein by reference
                                                      to Exhibit 10.26 to Grey's Annual
                                                      Report on Form 10-K for the fiscal
                                                      year ended December 31, 1982.)

                             10.33                    Sixth Amendment to Main Lease.
                                                      (Incorporated herein by reference
                                                      to Exhibit 10.27 to Grey's Annual
                                                      Report on Form 10-K for the fiscal
                                                      year ended December 31, 1982.)

                             10.34                    Seventh Amendment to Main Lease.
                                                      (Incorporated herein by reference to
                                                      Exhibit 10.28 to Grey's Annual Report
                                                      on Form 10-K for the fiscal year
                                                      ended December 31, 1982.)

                             10.35                    Eighth Amendment to Main Lease.
                                                      (Incorporated herein by reference
                                                      to Exhibit 10.29 to Grey's Annual
                                                      Report on Form 10-K for the fiscal
                                                      year ended December 31, 1982.)

                             10.36                    Ninth Amendment to Main Lease.
                                                      (Incorporated herein by reference
                                                      to Exhibit 10.30 to Grey's Annual
                                                      Report on Form 10-K for the fiscal
                                                      year ended December 31, 1983.)

                             10.37                    Tenth Amendment to Main Lease.
                                                      (Incorporated herein by reference to
                                                      Exhibit 10.33 to Grey's Annual Report
                                                      on Form 10-K for the fiscal year ended
                                                      December 31, 1984.)

                               INDEX TO EXHIBITS



                          Number Assigned
                          to Exhibit (i.e. 601
                          of Regulation S-K)               Description of Exhibits
                          ------------------               -----------------------
                             10.38                    Eleventh Amendment to Main Lease.
                                                      (Incorporated herein by reference to
                                                      Exhibit 10.34 to Grey's Annual Report
                                                      on Form 10-K for the fiscal year ended
                                                      December 31, 1984.)

                             10.39                    Twelfth Amendment to Main Lease.
                                                      (Incorporated herein by reference
                                                      to Exhibit 10.35 to Grey's Annual
                                                      Report on Form 10-K for the fiscal
                                                      year ended December 31, 1985.)

                             10.40                    Thirteenth Amendment to Main Lease.
                                                      (Incorporated herein by reference to
                                                      Exhibit 10.36 to Grey's Annual Report
                                                      on Form 10-K for the fiscal year
                                                      ended December 31, 1985.)

                             10.41                    Fourteenth Amendment to Main Lease.
                                                      (Incorporated herein by reference to
                                                      Exhibit 10.36 to Grey's Annual Report
                                                      on Form 10-K for the fiscal year ended
                                                      December 31, 1986.)

                             11.01                    Statement re: Computation of Net
                                                      Income Per Share.

                             21.01                    Subsidiaries of Grey.

                             23.01                    Consent of Auditors





10K-Exhibits