Form 10-K/A
period 1993-12-31
GREY ADVERTISING INC /DE/
filed 1994-04-29
CIK 43952

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

      [ X ]  AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1993

      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-7898

                              GREY ADVERTISING INC.
             ______________________________________________________
             (Exact name of registrant as specified in its charter)

            DELAWARE                                  13-0802840
______________________________          _______________________________________
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

777 THIRD AVENUE, NEW YORK, NEW YORK                      10017
_______________________________________              _______________
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number,                        212-546-2000
including area code                                  _______________


Securities registered pursuant to Section 12(b) of the Act


TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
___________________                 _________________________________________
     None                                                None

Securities registered pursuant to Section 12(g) of the act:

                     COMMON STOCK, PAR VALUE $1 PER SHARE
                     ____________________________________
                                (Title of Class)

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

_________________________________________________________________


         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the year ended December 31, 1993 on Form 10-K as set forth in the pages attached hereto:

                      PART III

ITEM 10.    Directors and Executive Officers of the Registrant
ITEM 11.    Executive Compensation
ITEM 12.    Security Ownership of certain Beneficial owners and management.
ITEM 13.    Certain relationships and related transactions.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 GREY ADVERTISING, INC.
                                                 ______________________
                                                   (Registrant)



Dated: April 29, 1994                            BY /s/ STEVEN G. FELSHER
                                                    _____________________
                                                 Executive Vice President
                                                 Secretary and Treasurer

Item 10.  Directors and Executive Officers of the Registrant ("Company").

            Set forth below is certain information concerning the Company's directors:


                                                                           Term
                                                                            of          No. of Shares of     Percent of
                                                                           Office         Voting Stock       Votes Cast
                                                          Director          Will             Owned           by Voting
     Name(a)                Age       Occupation(b)         Since          Expire       Beneficially(c)        Shares
     -------                ---       -------------       ---------        ------       ------------------     --------
Mark N. Kaplan ...            64     Partner, Skadden,       1973           1996            2,200(e)            -(f)
                                     Arps, Slate,
                                     Meagher  Flom,
                                     law firm (d)

Edward H. Meyer....           67     Chairman of the         1961           1994          584,840(g)            69.0%
                                     Board, President
                                     and Chief
                                     Executive Officer

Richard R. Shinn...           76     Retired Chairman        1990           -(h)            1,000(i)            -(f)
                                     of Metropolitan
                                     Life Insurance
                                     Company

John Shannon...               57     President,              1991           1995            1,000(j)            -(f)
                                     Grey-International




            (a) There is no family relationship between any director and any other director or executive officer of the Company.

            (b) The positions of Messrs. Meyer and Shannon are with the Company, and each has served the Company for more than the past five years.

            Mr. Kaplan also serves on the boards of directors of American Biltrite Inc., Diagnostic/Retrieval Systems, Inc., The Harvey Group Inc., REFAC Technology Development Corporation, The Shepaug Corporation and Volt Information Sciences, Inc.

            Mr. Meyer is also a director of Bowne Co., Inc., Ethan Allen Interiors, Inc., Harman International Industries, Inc. and The May Department Stores Company. Mr. Meyer also serves as director or trustee of thirty-one mutual funds advised by Merrill Lynch Asset Management, Inc. or its wholly-owned subsidiary, Fund Asset Management, Inc.

            (c) Represents beneficial interests in shares of the Company's Common Stock, Class B Stock, and Series I, II and III Preferred Stock. (See "Voting Securities" above.) Information is as of the record date.

            (d) Skadden, Arps, Slate, Meagher & Flom, a law firm in which Mr. Kaplan is a partner, has provided certain legal services to the Company in 1993 and 1994.

            (e) Mr. Kaplan owns 1,100 shares of each of Common Stock and Class B Stock.

            (f)  Represents less than 1.0% of the votes entitled to be cast.

            (g) Mr. Meyer beneficially owns 105,953 shares of Common Stock and 110,053 shares of Class B Stock, as to which he, as the Voting Trustee under the Voting Trust Agreement, exercises voting power, and 20,000 shares of the Series I Preferred Stock, and 5,000 shares of each of the Series II and of the Series III Preferred Stock, representing approximately 11.7%, 32.5%, 100%, 100% and 100% of each class, respectively. Also includes shares held pursuant to the Voting Trust Agreement, as to which Mr. Meyer, as the Voting Trustee, exercises voting power, and shares of Common Stock and Class B Stock held in the Company's Employee Stock Ownership Plan as to which Mr. Meyer exercises shared voting power by virtue of his membership on the committee charged with its administration. Also includes shares of Common Stock (2.8%) and Class B
Stock      (7.5%) issuable on conversion of the Company's 8-1/2% Convertible
Subordinated Debentures owned by Mr. Meyer after giving effect to the assumed conversion thereof. Does not separately include 7,500 shares of each of the Common Stock and the Class B Stock held in trust for Mr. Meyer's children, as to which Mr. Meyer, as the Voting Trustee under the Voting Trust Agreement, exercises voting power.

            (h) Mr. Shinn had been elected by the holders of the Series 1 Preferred Stock and serves until the election of his successor.

            (i)  Mr. Shinn owns 1,000 shares of Common Stock.

            (j) Mr. Shannon holds options to purchase 1,000 shares of Common Stock.


            Information concerning the Company's executive officers is included in Part 1 of this report.

Item 11.  Executive Compensation.


            The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of its Chief Executive Officer and each of the four other most highly compensated executives officers of the Company with respect to the three most recently completed fiscal years of the Company, except as indicated below:


                                     Annual Compensation                   Long Term Compensation
                                     -------------------                   ----------------------

                                                                                                      All
Name and                                                            Rest.         Stock               Other
Position                 Year          Salary         Bonus        Stock($) (1)  Option (#)           Comp. (2) (3)
- - --------                ----           ------         -----        -----         ------               -----
Edward H. Meyer         1993         $1,700,000        $300,000     -0-            -0-             $  928,487
Chairman,               1992          1,700,000         200,000     -0-            -0-              1,009,578
President               1991          1,700,000         100,000     -0-            -0-                ---
and Chief
Executive
Officer



Robert L. Berenson      1993           $442,500        $150,000     -0-            -0-             $  336,530
President               1992            400,000         135,000     -0-            -0-                113,271
Grey-N.Y.               1991            400,000         125,000     -0-            -0-                   ---



Barbara S. Feigin       1993           $331,000        $125,000     -0-            -0-             $  260,006
Executive               1992            297,667         120,000     -0-            -0-                 87,162
Vice President          1991            281,000         112,000     -0-            -0-                  ---



Stephen A. Novick       1993           $635,000         $85,000     -0-            -0-             $  411,530
Executive               1992            570,000          75,000     -0-            -0-                333,001
Vice President          1991            483,333          75,000   445,000         5,000                 ---



John Shannon            1993           $407,000        $165,000     -0-            -0-             $   52,139
President               1992            390,000         135,000     -0-            -0-                 41,199
Grey-International      1991            370,000         127,500     -0-            -0-                   ---


(1) As at December 31, 1993, Messrs. Berenson and Novick owned, respectively, 500 shares and 5,500 shares issued under the Company's Restricted Stock Plan as to which the restrictions thereon had not lapsed, having respective aggregate net values of $63,500 and $758,500 on such date. All shares of restricted stock are entitled to dividends on the same basis as other shares of Common Stock or Class B Stock. (See "Employment Agreements and Other Transactions".)


(2) Consistent with transitional provisions applicable to the revised rules on executive officers' and directors' compensation disclosure adopted by the Securities and Exchange Commission, amounts of All Other Compensation are excluded for 1991.


(3) All Other Compensation includes: (i) contributions of $26,963 and $25,492 in 1992 and 1993, respectively, to the Company's qualified defined contribution plans on behalf of the named executives other than Mr. Shannon, who, as a United Kingdom resident, participated in local pension programs to which he contributed funds out of his salary compensation; (ii) amounts shown for Mr. Shannon representing deferred compensation pursuant to a subsidiary-sponsored program for United Kingdom executives; (iii) respective premium expense coverage or reimbursement of $54,949 and $54,787, $16,308 and $16,038, $6,452 and $6,038, and $15,199 and $99,046, in 1992 and 1993,
respectively, for Messrs. Meyer, Berenson and Novick, and Ms. Feigin, of which amount for Ms. Feigin included in 1993 the total premiums due under a long-term supplemental insurance policy; (iv) accruals in the respective amounts of $203,766 and $161,058 for Mr. Meyer in 1992 and 1993, and $10,468 for Ms.
Feigin in 1993 in respect of amounts which would have been allocated to Mr. Meyer's and Ms. Feigin's accounts under the Company's qualified defined contribution programs for such years but for certain limitations determined under the federal tax laws; (v) respective allocations under the Company's Senior Management Incentive Plan ("SMIP") in respect of 1992 and 1993, respectively, for Messrs. Berenson, Meyer and Novick, and Ms. Feigin of $125,000 and $140,000, $723,900 and $687,150, $130,000 and $150,000, and
$80,000 and $90,000, such 1993 amounts further include $55,000, $30,000 and
$35,000 for Messrs. Berenson and Novick, and Ms. Feigin, respectively, accrued in 1992 as an advance to the five year SMIP begun in 1993; and (vi) $100,000 for 1993 and $200,000 for each of 1992 and 1993 of loan forgiveness in respect of Messrs. Berenson's and Novick's indebtedness to the Company. Does not include payments in 1992 (in 1993 for Mr. Berenson) in respect of SMIP allocations made in prior years and which generally vested on December 31, 1992 in the respective amounts of $350,000, $1,491,124, $375,060 and $265,997 for
Messrs. Berenson, Meyer and Novick, and Ms. Feigin.

Aggregated Option Exercises in 1993 and Stock Option Value as at
December 31, 1993(1)



                                                                                                         Value of
                                                                           Number of                     Unexercised
                                                                           Unexercised                   In-the-Money
                                                                           Options                       Options
                                                                           December 31, 1993             December 31, 1993
                                                                           -----------------             -----------------

                            Shares
                            Acquired                 Value                 Exercisable/                  Exercisable/
Name                        On Exercise              Realized(2)           Unexercisable                 Unexercisable
- - -----                       -----------              --------              -------------                 -------------

Robert L. Berenson            --                       --                    666/334                    $62,604/$31,396

Barbara S. Feigin              333                   28,305                    0/334                           0/31,396

Edward H. Meyer               --                       --                        0/0                                0/0

Stephen A. Novick             --                       --                2,332/3,668                    138,407/183,093

John Shannon                  --                       --                    666/334                      62,604/31,396



________________________________________________________________________

(1)         All options relate to shares of Common Stock.

(2) "Value Realized" represents the market price of the Common Stock on the date of exercise less the exercise price payable.

SENIOR EMPLOYEE PENSION PLAN

The Senior Employee Pension Plan provides that certain qualified officers of the Company and its subsidiaries will be entitled upon retirement at or after the age of 60 to a lifetime supplemental pension of a maximum of $50,000 per year. Persons who are executive vice presidents of the Company, or more senior, or are designated senior executive officers of certain of the Company's subsidiaries, and who have met certain age and length of service requirements are participants under the plan. In addition, a surviving spouse of a recipient of a pension under the plan is entitled to an annual pension equal to a maximum of $25,000 for the shorter of such spouse's life and 20 years. Each of the named executives (other than Mr. Shannon), were participants under the plan. In addition, the Company has certain understandings whereby certain additional pension amounts may be paid to Messrs. Berenson, Novick, and Ms. Feigin.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

            As of March 1, 1994, the Company had outstanding 901,983 shares of Common Stock, and 338,844 shares of Class B Stock. To the knowledge of the Board of Directors, as of June 1, 1994 no stockholder owned of record or beneficially more than 5% of the Company's outstanding shares of Common Stock, Class B Stock or Preferred Stock except as indicated below:



                                                                                   Amount of
                                                                                   Shares and
                                                                                   Nature of
                                             Name and address                      Beneficial
                                             of Record or                          or Record            Percentage
      Title of Class                         Beneficial Owner                      Ownership            of Class
      --------------                         ----------------                      ---------            ----------

Common Stock...........                    Edward H. Meyer, as Voting               184,718(a)             20.5
                                           Trustee under a Voting Trust
                                           Agreement, dated as of
                                           February  24, 1986, and as
                                           subsequently amended
                                           ("Voting Trust Agreement"),
                                           among the Voting Trustee,
                                           the Company and the
                                           Beneficiaries of the
                                           Voting Trust Agreement
                                           777 Third Avenue
                                           New York, New York 10017

                                           Edward H. Meyer                          131,453(b)             14.2
                                           777 Third Avenue
                                           New York, New York 10017

                                           The committee administering               50,850(c)              5.6
                                           the Company's Employee Stock
                                           Ownership Plan
                                           777 Third Avenue
                                           New York, New York 10017

                                           Nicholas Company, Inc.                   116,900(d)             13.0
                                           700 North Water Street
                                           Milwaukee, Wisconsin 53202

                                           Southeastern Asset Management, Inc.       58,111(e)              6.4
                                           860 Ridgelake Boulevard
                                           Memphis, Tennessee   38120

                                           Quest Advisory Corp.                      69,077(f)              7.7
                                           1414 Avenue of the Americas
                                           New York, New York  10019

                                           T. Rowe Price Associates, Inc.            54,065(g)              6.0
                                           100 E. Pratt Street
                                           Baltimore, Maryland 21202

                                           All executive officers and               278,291(h)             29.6
                                             directors as a group



Class B Stock..........                    Edward H. Meyer, as Voting                     197,411(a)            58.3
                                           Trustee under the Voting Trust
                                           Agreement
                                           777 Third Avenue
                                           New York, New York  10017

                                           Edward H. Meyer                                135,553(b)            37.2
                                           777 Third Avenue
                                           New York, New York 10017

                                           The committee administering                     56,961(c)            16.8
                                           the Company's Employee Stock
                                           Ownership Plan
                                           777 Third Avenue
                                           New York, New York  10017

                                           All executive officers and                     282,572(h)            77.5
                                              directors as a group


Series I, Series II
  and Series III                           Edward H. Meyer                                30,000(i)              100
  Preferred Stock......                    777 Third Avenue
                                           New York, New York  10017


            (a) Represents voting power only and includes certain shares subject to a voting agreement pursuant to which shares owned by an executive officer of the Company will be voted in the same manner as the Voting Trustee votes. Does not include shares issuable upon exercise of options which are contractually bound to be deposited pursuant to the Voting Trust Agreement. In general, investment power over the shares deposited in the voting trust established pursuant to the Voting Trust Agreement is retained by the several beneficiaries of the Voting Trust Agreement. (See "Employment Agreements and Other Transactions" below.)

            (b) Includes shares of Common Stock and of Class B Stock, as the case may be, issuable upon conversion of the Company's 8-1/2% Convertible Subordinated Debentures owned by Mr. Meyer after giving effect to the assumed conversion thereof, and Mr. Meyer's beneficial interest in shares of Common Stock and Class B Stock deposited by him pursuant to the Voting Trust Agreement as to which he retains investment power. Does not include shares of Common Stock (5.6% of such class) and Class B Stock (16.8%) held in the Company's Employee Stock Ownership Plan as to which Mr. Meyer exercises shared voting power by virtue of his membership on the committee charged with its administration. Does not include shares of Common Stock and Class B Stock held in trust for Mr. Meyer's children which have been deposited with the Voting Trust under the Voting Trust Agreement, or shares of Common Stock or of Class B Stock as to which Mr. Meyer exercises voting power by virtue of being the Voting Trustee under the Voting Trust Agreement.

            (c) The committee which administers the Company's Employee Stock Ownership Plan exercises voting power over shares held in such plan, and is comprised of Mr. Meyer and Steven G. Felsher.

            (d) Information based on the Company's understanding of publicly-filed material. Nicholas Company, Inc. ("Nicholas"), a registered investment advisor which, on behalf of its clients, has been a long-term investor in the Company, has sole dispositive power with respect to the shares listed. Nicholas Fund, Inc., a diversified mutual fund, has the sole voting power with respect to 79,500 of Nicholas' listed shares (about 8.8% of the outstanding Common Stock) and is located at the same address as Nicholas.

            (e) Information based on the Company's understanding of publicly-filed material. Southeastern Asset Management, Inc., a registered investment advisor which, on behalf of its clients, has been a long-term investor in the Company, has sole dispositive and voting power with respect to the shares listed.

            (f) Information based on the Company's understanding of publicly-filed material. Quest Advisory Corp., a registered investor advisor, which (together with a related entity), on behalf of its clients, has been a long-term investor in the Company, has sole dispositive and voting power with respect to the shares listed.

            (g) Information based on the Company's understanding of publicly-filed material. T. Rowe Price Associates, Inc. ("TRP"), a registered investment advisor which, on behalf of its clients, has been a long-term investor in the Company, has sole dispositive power with respect to the shares listed. T. Rowe Price Small Cap Value Fund, Inc., a diversified mutual fund, has sole voting power with respect to 51,865 of TRP's listed shares (about 5.8% of the outstanding Common Stock) and is located at the same address at TRP.

            (h) Includes shares of Common Stock (5.6% of such class) and of Class B Stock (16.8%), as the case may be, as to which certain executive officers exercise shared voting power by virtue of their membership on the committee administering the Company's Employee Stock Ownership Plan. Includes shares of Common Stock and Class B Stock as to which the Voting Trustee under the Voting Trust Agreement exercises voting power. Includes shares of Common Stock and of Class B Stock issuable upon conversion of the Company's 8-1/2% Convertible Subordinated Debentures owned by Mr. Meyer and shares of

Common Stock and of Class B Stock issuable upon exercise of stock options which are exercisable by beneficiaries under the Voting Trust Agreement, who are obliged, under the terms of the Voting Trust Agreement, to deposit shares acquired subsequent to the execution of the Voting Trust Agreement in accordance with the terms thereof, after giving effect to the assumed exercise and conversion thereof. Does not include shares of Common Stock and Class B Stock issuable to beneficiaries under the Voting Trust Agreement upon exercise of stock options which are not presently exercisable.

            (i) Represents 20,000 and 5,000 shares of each of the Company's Series I, Series II and Series III Preferred Stock, of which classes Mr. Meyer owns 100% of the outstanding shares.



Item 13.  Certain Relationships and Related Transactions.


Messrs. Berenson, Meyer and Novick, and Ms. Feigin have employment agreements with the Company. The Company has entered into an employment agreement with Mr. Berenson providing for his continued employment with the Company through December 31, 1995 at a minimum annual compensation of $485,000 per year. In addition, the agreement with Mr. Berenson provided that the Company would advance him a compensatory loan in an amount not to exceed $500,000 to facilitate the purchase of a primary residence which would secure the loan. Such loan was to be repayable five years after it was made or upon termination of Mr. Berenson's with the Company under certain circumstances (except that the Company was to forgive 20% of the loan each December 31 on which Mr. Berenson was employed after the closing of the loan). Mr. Berenson's agreement also contemplates that following a change in control as defined in his agreement, and if Mr. Berenson terminates his employment upon a breach of the agreement by the Company or the Company terminates his agreement without cause, the remainder of any outstanding loan would be forgiven. During 1993, in lieu of making the loan to Mr. Berenson and forgiving it as contemplated, the Company assisted Mr. Berenson in securing a loan from a commercial bank by agreeing to amortize up to $100,000 per year for up to five years of the principal on the mortgage loan Mr. Berenson took from such bank. The Company's obligation to reimburse is essentially parallel to the obligation it would have had to Mr. Berenson to forgive the loan his agreement comtemplated being made to him and, therefore, it is considered the equivalent of a loan forgiveness. In addition, following a change of control and upon the termination of Mr. Berenson's employment under the circumstances mentioned above, he shall thereupon vest in his currently owned unvested stock options and restricted stock, and be entitled to a lump sum payment equal to three times the sum of his then annual salary and his most recent annual bonus, provided that all of such consideration shall not exceed the maximum limitations on the tax deductibility thereof imposed by Sections 280G and 4999 of the Internal Revenue Code.


In addition, in early 1994, the Company loaned Mr. Berenson $50,000 which is forgivable by the Company assuming his continued employment through 1998. In 1984, the Company entered into an employment agreement, which has been amended subsequently, with Mr. Meyer, which provides for Mr. Meyer's employment with the Company through December 31, 1997. The agreement also provides for a minimum annual salary of $1,900,000 for Mr. Meyer's services as Chief Executive Officer. If the Company terminates Mr. Meyer's full-time employment as Chief Executive Officer without cause (as defined in the agreement), or if Mr. Meyer effects such termination due to a change of control of the Company or other good reason specified in the agreement, Mr. Meyer will receive $3,000,000 in consideration of his employment. The agreement further provides that the Company will defray premiums on life insurance policies on Mr. Meyer's life payable to a beneficiary designated by him; the Company paid $40,005 in premiums in respect of these policies in 1993. The employment agreement also provides that Mr. Meyer may, for a period subsequent to his termination of full-time employment as Chief Executive Officer, provide the Company with consulting services at $10,000 per month. If the Company terminates Mr. Meyer's full-time employment as Chief Executive Officer without cause, or if Mr. Meyer effects such termination due to a change in control of the Company or for other good reason, Mr. Meyer will receive a lump sum payment equal to his then current aggregate remuneration multiplied by the greater of the number of years remaining in the term of the employment agreement and the number three. In such event, Mr. Meyer will also have an option to sell to the Company each share of the Common Stock and the Class B Stock which he then owns at the per share market value of the Common Stock. Mr. Meyer's agreement also provides that, for the ten year period (subject to reduction or suspension in the event Mr. Meyer becomes disabled or is in breach of his agreement) following his termination of employment, the Company will, among other things, provide Mr. Meyer with an office and related office staff and facilities, and the continued use of a car and driver. The Company has also agreed to reimburse Mr. Meyer for certain business expenses incurred by him following termination of his employment up to $100,000 per year during the first five years of such period and $50,000 per year during the remainder of such period, with such amounts being adjusted for increases in the consumer's price index until the date of termination of his employment. During such ten year period, Mr. Meyer has also been charged with the responsibility of overseeing a certain portion of the Company's charitable contributions and, thus, will see to the contribution to charities of $100,000 per year of the Company's funds during the first five years of the period and of $50,000 per year during the remainder of the period. In 1983, the Company sold and issued $3,025,000 principal amount of its 8-1/2% Convertible Subordinated Debentures, due December 10, 1997, to Mr. Meyer in consideration of a purchase price of equal amount, of which $25,000 was paid in cash and the remainder by delivery of Mr. Meyer's long-term 9% full recourse promissory note in the principal amount of $3,000,000. The Debentures are convertible at any time into one share of Common Stock and one share of Class B Stock, at a current conversion price of $118.63, subject to adjustment upon the occurrence of certain events. During 1992, Mr. Meyer exercised certain stock options which had been granted to him in 1984, and, in connection therewith pusuant to the stock option agreement, issued to the Company his promissory note in the amount of $3,169,690, representing the exercise price in excess of the par value of the shares issued on exercise, which amount was paid in cash, and his promissory note in the amount of $2,339,998, representing the amount of tax required to be withheld in connection with such option excercise. The promissory notes are each full recourse, mature on December 22, 2001 and bear interest at the rate of 6.06% per year. Mr. Meyer is also indebted to the Company in the aggregate amount of $762,950 pursuant to long-term 9%, full recourse promissory notes delivered to the Company in 1981, 1982 and 1983 as part payment for Mr. Meyer's purchase shares of Series 1, 2 and Series 3 Preferred Stock (collectively, "Original Preferred Stock"). In 1994, the Company and Mr. Meyer entered into an Exchange Agreement pursuant to which Mr. Meyer exchanged the Original Preferred Stock for a like number of shares of new Preferred Stock, desiginated Series I Preferred Stock, Series II Preferred Stock and Series III Preferred Stock (collectively, the "New

Preferred Stock"). The terms of the New Preferred Stock, including the basic economic terms relating thereto, are essentially the same as the Original Preferred Stock, except that the redemption date of the three series of new preferred stock is fixed at April 7, 2004 rather than on a date determined by reference to Mr. Meyer's termination of full-time employment with the Company as was the case with the Original Preferred Stock. The terms of the New Preferred Stock also give Mr. Meyer the option to require the Company to redeem his Preferred Stock for a period of 12 months following his (i) death, (ii) permanent disability or permanent mental disability, (iii) termination of full-time employment for good reason and (iv) termination of full-time employment by the Company without cause. Previously, Mr. Meyer had the option to require the Company to redeem his Preferred Stock only upon the termination of his full-time employment with the Company prior to his attainment of age 65. During 1994, the Company entered into an agreement with Mr. Novick pursuant to which his employment by the Company was continued at a minimum annual compensation of and $635,000 per year. The agreement provides that, Mr. Novick shall remain employed with the Company through 1998, and that, during the term of his agreement, he shall have an annual allocation pursuant to the SMIP of not less than $150,000 and an annual bonus of not less than $75,000. The agreement also provided for the Company to lend to Mr. Novick $600,000 to acquire a new residence intended to be used, in part, for business entertaining. This loan is forgivable in three annual installments of $200,000 at the end of each of 1995, 1996 and 1997, provided Mr. Novick is still employed by the Company. Mr. Novick's agreement also provides that, if prior to the end of 1995, there is a change in control, as defined in the agreement, and either Mr. Novick terminates his employment upon breach thereof by the Company or the Company terminates his employment, under such circumstances, the remaining balances of his loans shall be forgiven; in addition, and under such circumstances, he shall thereupon vest in his currently owned unvested stock options and restricted stock, and be entitled to a lump sum payment equal to three times the sum of his then annual salary and his most recent annual bonus, provided that all such consideration shall not exceed the maximum limitations on the tax deductibility thereof imposed by Sections 280G and 4999 of the Internal Revenue Code. Furthermore, as at December 31, 1993, Mr. Novick had outstanding $400,000 of a compensatory loan in the original amount of $1,000,000 made to him pursuant to an earlier employment agreement and used to facilitate the financing of his purchase of a residence. Such $1,000,000 advance was secured and shall be repayable on December 31, 1995 (except one-fifth of the loan shall be forgiven by the Company each December 31 during which Mr. Novick is employed); during 1993 the Company forgave $200,000 of this loan. In 1993, the Company entered into an employment agreement with Ms. Feigin providing for her continued employment by the Company at least through December 31, 1996, at a minimum annual compensaton of $331,000 per year. The agreement also provides that the Company will pay for certain life and disability insurance coverages for Ms. Feigin. Ms. Feigin's agreement also provides that if there is a change in control, as defined in her agreement, and either Ms. Feigin terminates her employment upon a breach thereof by the Company or the Company terminates her employment, under such circumstances, she shall thereupon vest in her currently owned unvested stock options and restricted stock, and be entitled to a lump sum payment equal to three times the sum of her then annual salary and her most recent annual bonus, provided that all of such consideration shall not exceed the maximum limitations on the tax deductibility thereof imposed by Sections 280G and 4999 of the Internal Revenue Code. Other than pursuant to the loans described above in connection with Mr. Meyer's securities, and Messrs. Berenson's and Novick's arrangements, no named executive is indebted to the Company for more than $60,000. Certain key employees of the Company, including the named executives and certain members of their immediate families ("Beneficiaries"), have entered into the Voting Trust Agreement, as amended in 1987 and 1994, pursuant to which the Beneficiaries have deposited the shares of Common Stock and Class B Stock owned by them into a voting trust. The Beneficiaries have also agreed to deposit into the voting trust shares of Common Stock or Class B Stock hereafter acquired by them. The trust was extended in 1994 and will continue until 2004. Mr. Meyer has been designated the sole Voting Trustee. Beneficiaries retain the sole authority to receive dividends and, in general, to dispose of their shares held in the voting trust. The Company has entered into indemnification agreements with each of the members of the Board of Directors providing, generally, for the fullest indemnification permitted by law.