Form 10-Q
period 1994-03-31
GREY ADVERTISING INC /DE/
filed 1994-05-13
CIK 43952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

           / X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1994

            /    /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-7898

                             GREY ADVERTISING INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                              13-0802840
- - ------------------------------          ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

777 Third Avenue, New York, New York                          10017
- - ----------------------------------------                    ---------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number,                              212-546-2000
   including area code                                   -----------------

                                  NOT APPLICABLE
                                  --------------
        Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                       No
     --------                       ---------

As of April 30, 1994, the total number of shares outstanding of Registrant's Common Stock, par value $1 per share ( Common Stock ), was 904,256 and of Registrant's Limited Duration Class B Common Stock, par value $1 per share ( Class B Common Stock ), was 335,882.

                                         GREY ADVERTISING INC.

                                 AND CONSOLIDATED SUBSIDIARY COMPANIES

                                                 INDEX


Financial Statements:                                                  Page No.
                                                                      ---------


     Condensed Consolidated Balance Sheets                                  3

     Condensed Consolidated Statements of Income                            5

     Condensed Consolidated Statements of Cash Flows                        6

     Notes to Condensed Consolidated Financial Statements                   8

Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                10

Other Information                                                          12

Signatures                                                                 13

Index to Exhibits                                                          14

          Grey Advertising Inc. and Consolidated Subsidiary Companies
                     Condensed Consolidated Balance Sheets




                                         MARCH 31, 1994     DECEMBER 31, 1993
                                           (UNAUDITED)             (A)
                                         --------------     -----------------
ASSETS
Current assets:
  Cash and cash equivalents               $95,625,000          $181,267,000
  Accounts receivable                     359,394,000           363,105,000
  Expenditures billable to clients         27,994,000            22,581,000
  Other current assets                     71,762,000            69,116,000
                                          -----------           -----------
Total current assets                      554,775,000           636,069,000


Investments in and advances to
  nonconsolidated affiliated
  companies                                15,381,000            16,104,000
Fixed assets-at cost, less
  accumulated depreciation
  of $74,999,000 and $74,671,000           56,351,000            57,724,000
Marketable securities                      23,234,000            22,425,000
Intangibles and other assets-including
  loans to officers of $5,547,000 in
  1994 and $4,947,000 in 1993              86,309,000            88,311,000
                                         ------------          ------------
Total assets                             $736,050,000          $820,633,000
                                         ============          ============



          Grey Advertising Inc. and Consolidated Subsidiary Companies
               Condensed Consolidated Balance Sheets (continued)



                                          MARCH 31, 1994   DECEMBER 31, 1993
LIABILITIES AND STOCKHOLDERS' EQUITY        (UNAUDITED)            (A)
                                         ----------------  -----------------
Current liabilities:
  Accounts payable                         $389,330,000       $469,227,000
  Notes payable to banks                     43,564,000         45,851,000
  Accrued expenses and other                 83,033,000         88,099,000
  Income taxes payable                       10,729,000          7,891,000
                                           ------------       ------------
Total current liabilities                   526,656,000        611,068,000





Other liabilities including
  deferred compensation of
  $16,051,000 and $15,342,000                29,850,000         31,820,000
Long-term debt                               33,025,000         33,025,000
Minority interest                             8,780,000          9,053,000

Redeemable preferred stock-at
  redemption value; par value
  $1 per share; authorized
  500,000 shares; issued and
  outstanding 32,000 shares
  in 1994 and 1993                            6,683,000          6,590,000

Common stockholders' equity:
  Common Stock-par value $1 per
    share; authorized 10,000,000
    shares; issued 1,066,589 in
    1994 and 1,062,046 in 1993                1,067,000          1,062,000

  Limited Duration Class B Common
    Stock-par value $1 per share;
    authorized 2,000,000 shares;
    issued 365,195 shares in 1994
    and 369,738 shares in 1993                  365,000            370,000
  Paid-in additional capital                 27,794,000         27,329,000
  Retained earnings                         133,892,000        131,835,000
  Cumulative translation
    adjustment                               (3,447,000)        (3,573,000)
  Unrealized loss on marketable
    securities                                 (855,000)          (147,000)
  Loans to officer used to purchase
    Common Stock and Limited
    Duration Class B Common Stock            (4,726,000)        (4,726,000)
                                           ------------       ------------
                                            154,090,000        152,150,000

  Less-cost of 163,966 and 164,372
    shares of Common Stock and 26,851
    and 26,851 shares of Limited
    Duration Class B Common Stock
    held in treasury at March 31, 1994
    and December 31, 1993, respectively      23,034,000         23,073,000
                                           ------------       ------------
Total common stockholders' equity           131,056,000        129,077,000
                                           ------------       ------------

Total liabilities and stockholders'
  equity                                   $736,050,000       $820,633,000
                                           ============       ============

See accompanying notes to condensed consolidated financial statements.
(A) The consolidated balance sheet has been derived from the audited financial statements at that date.

          Grey Advertising Inc. and Consolidated Subsidiary Companies
            Condensed Consolidated Statements of Income (Unaudited)




                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                                 1994             1993
                                        ------------------------------------
Commissions and fees                         $132,957,000      $131,527,000
Expenses:
  Salaries and employee related
    expenses                                   84,447,000        85,504,000
  Office and general expenses                  40,193,000        39,154,000
                                             ------------      ------------
                                              124,640,000       124,658,000
                                             ------------      ------------
                                                8,317,000         6,869,000
Other (expense) income-net                       (883,000)          359,000
                                             ------------      ------------
Income before taxes on income
  of consolidated companies                     7,434,000         7,228,000
Provision for taxes on income                  (4,086,000)       (3,945,000)
                                             ------------      ------------
Net income of consolidated companies            3,348,000         3,283,000

Minority interest applicable to
  consolidated companies                         (560,000)         (615,000)
Equity in nonconsolidated
  affiliated companies                            422,000           559,000
                                               ----------        ----------
Net income                                     $3,210,000        $3,227,000
                                               ==========        ==========
Weighted average number of common
  shares outstanding

  Primary                                       1,286,322         1,259,473
  Fully Diluted                                 1,338,303         1,315,389

Net income per common share

  Primary                                         $2.38             $2.54
  Fully Diluted                                   $2.32             $2.46


Dividends per common share                        $0.8125           $0.775
                                               ==========        =========

See accompanying notes to condensed consolidated financial statements.

          Grey Advertising Inc. and Consolidated Subsidiary Companies Condensed Consolidated Statements of Cash Flows (Unaudited)



                                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                                                      1994                1993
                                                                ------------------------------------
OPERATING ACTIVITIES
Net income                                                          $3,210,000         $3,227,000
Adjustments to reconcile net income to net
  cash used in operating activities:
   Depreciation and amortization of fixed
    assets                                                           3,566,000          3,139,000
   Amortization of intangibles                                       1,863,000          1,358,000
   Deferred compensation                                             1,845,000          1,935,000
   Equity in earnings of nonconsolidated
    affiliated companies, net of dividends
    received of $74,000 and $140,000                                  (349,000)          (418,000)
   Minority interest applicable to consolidated
    companies                                                          560,000            615,000
   Amortization of restricted stock expense                             44,000            115,000
   Deferred income taxes                                            (1,111,000)          (400,000)
   Changes in operating assets and liabilities:
   Decrease in accounts receivable                                   1,391,000         24,181,000
   (Increase) decrease in expenditures billable
    to clients                                                      (5,655,000)         3,666,000
   (Increase) decrease in other current assets                      (4,693,000)         3,017,000
   Decrease (increase) in other assets                                 611,000         (1,226,000)
   Decrease in accounts payable                                    (73,482,000)       (42,305,000)
   Decrease in accrued expenses and other                           (4,481,000)       (11,004,000)
   Increase (decrease) in income taxes payable                       3,164,000           (397,000)
   Decrease in other liabilities                                    (2,286,000)        (4,707,000)
                                                                   -----------        -----------
Net cash used in operating activities                              (75,803,000)       (19,204,000)

INVESTING ACTIVITIES
Purchases of fixed assets                                           (2,672,000)        (2,783,000)
Increase in investments in and advances to
  nonconsolidated affiliated companies                                                 (1,636,000)
Purchases of marketable securities                                  (1,517,000)
Increase in intangibles, primarily goodwill                           (680,000)        (4,900,000)
                                                                    ----------        -----------
Net cash used in investing activities                               (4,869,000)        (9,319,000)

          Grey Advertising Inc. and Consolidated Subsidiary Companies Condensed Consolidated Statements of Cash Flows (Unaudited)
                                  (continued)



                                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                                                1994                1993
                                                          ------------------------------------
FINANCING ACTIVITIES
Net (repayments of) proceeds from short-term borrowings      $(1,501,000)       $8,674,000
Common Shares acquired for treasury                              (47,000)         (498,000)
Cash dividends paid on Common Shares                          (1,008,000)         (961,000)
Cash dividends paid on Redeemable Preferred
  Stock                                                          (52,000)          (53,000)
Proceeds from exercise of stock options                           70,000           247,000
Proceeds from long-term debt                                                    30,000,000
                                                             -----------      ------------
Net cash (used in) provided by financing
  activities                                                  (2,538,000)       37,409,000
Effect of exchange rate changes on cash                       (2,432,000)          743,000
                                                              -----------      ------------
(Decrease) increase in cash and cash
  equivalents                                                (85,642,000)        9,629,000
Cash and cash equivalents at beginning of
  period                                                     181,267,000        92,755,000
                                                             -----------      ------------
Cash and cash equivalents at end of period                   $95,625,000      $102,384,000
                                                             ===========      ============




See accompanying notes to condensed consolidated financial statements

                             GREY ADVERTISING INC.
                     AND CONSOLIDATED SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. As permitted by the Securities and Exchange Commission, the accompanying unaudited Consolidated Financial Statements and Notes thereto have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 filed with the Securities and Exchange Commission.

2. The financial statements as of March 31, 1994 and for the three months ended March 31, 1994 and 1993 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included.

3. The results of operations for the three months ended March 31, 1994 are not necessarily indicative of the results to be expected for the full year.

4. The computations of net income per common share for the three months ended March 31, 1994 and March 31, 1993 are based on the weighted average number of common shares outstanding, adjusted for the effect, if any, of the assumed exercise of dilutive stock options and shares payable in Common Stock pursuant to the Company's Senior Management Incentive Plan and, for fully diluted net income per common share, the assumed conversion of the 8-1/2% Convertible Subordinated Debentures issued in December 1983. Also, for the purpose of computing net income per common share for the three months ended March 31, 1994 and March 31, 1993 the Company's net income was reduced by dividends on the Preferred Stock and also adjusted by the change in the redemption value of Preferred Stock. Primary net income per common share is computed as if the stock options were exercised at the beginning of the period and as if the funds obtained thereby were used to purchase Common Stock at the market price during the period. In computing fully diluted net income per common share, the market price at the close of the period or the average market price, whichever was higher, was used to determine the number of shares which would be assumed to be repurchased. The market price for a share of Class B Common Stock, which is not publicly traded, is deemed to be equal to the market price of a share of Common Stock, into which a share of Class B Common Stock may be converted at the option of the holder, as of the date such valuation is made.

5. The provision for taxes on income is greater than the Federal statutory rate principally due to state and local income taxes, and effective foreign tax rates that are in excess of the Federal statutory rate.

6. As at March 31, 1994, the Company had outstanding 22,000 shares of Series 1 Preferred Stock and 5,000 shares each of its Series 2 and Series 3 Preferred Stock which were sold to certain current and former employees, including one senior executive, for a combination of cash and full recourse promissory notes (which are included in Other Assets in the accompanying condensed consolidated balance sheet).

    Each share of Preferred Stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock pertaining upon redemption (subject to certain adjustments), less a fixed discount established upon the issuance of the Preferred Stock. Holders of Preferred Stock have the option to have their shares redeemed upon termination of their employment prior to age 65. The Company is obligated to redeem such shares following the attainment of age 65 by the holder thereof following termination of employment. The holders of the Preferred Stock are entitled to receive cumulative preferential dividends at the annual rate of $.25 per share, and to participate in dividends on one share of the Common Stock and one share of the Class B Common Stock to the extent such dividends exceed the per share preferential dividend.

7. During the first quarter of 1994, the Company adopted FAS 112, Employers' Accounting for Postemployment Benefits. The costs incurred resulting from the adoption of this pronouncment were not material.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


RESULTS OF OPERATIONS

Income from commissions and fees increased 1.1% during the first quarter of 1994 when compared to the same period in 1993. Absent exchange rate flucuations, gross income increased 6.3% in 1994 when compared to the same period in 1993. The increase results primarily from expanded activity from existing clients and the continued growth of the Company's general agency and specialized operations.

Salaries and employee related expenses decreased 1.2% when compared to the respective prior period. The decrease in salaries and employee related expenses results from careful management of payroll and payroll related expenses and the strength of the U.S. dollar as compared to 1993.

Office and general expenses have increased 2.7% in 1994 versus the respective prior period. This change is generally in line with the change in gross income.

Inflation did not have a material effect on either revenue or expenses during 1994 or 1993.

The effective tax rate remained relatively constant at 55.0% in the first quarter of 1994 versus the respective prior period.

Minority interest decreased by $55,000 in the first quarter of 1994 as compared to the respective prior period. The decrease in 1994 is primarily due to changes in the level of profits of majority-owned companies.

Equity in earnings of nonconsolidated companies decreased by $137,000 in the first quarter of 1994 as compared to the respective prior period. The decrease is primarily due to changes in the level of profits of nonconsolidated companies.

Net income decreased by 0.5% in the first quarter when compared to net income in the same period in 1993. Primary net income per common share decreased by 6.3% from the first quarter of 1993. Fully diluted net income per common share decreased 5.7% from the comparable first quarter of 1993. For purposes of computing primary net income per common share, the Company's net income was reduced by (i) dividends paid on the Company's Preferred Stock and (ii) the change in redemption value of the Preferred Stock. The decrease in the net income per share is primarily attributable to the increased weighted average number of shares outstanding and assorted effects of the Company's stock compensation programs.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $3,118,000 from $25,001,000 at December 31, 1993 to $28,119,000 at March 31, 1994. Cash and cash equivalents decreased by $85,642,000 from $181,267,000 to $95,625,000. The decrease is largely attributable to the settlement of year-end payable balances which are typically higher at the end of the year. Domestically, the Company has committed lines of credit totalling $40,000,000. These lines of credit were partially utilized during the three months ended March 31, 1994 and 1993 to secure obligations of selected foreign subsidiaries. There was $14,740,000 and $11,250,000 outstanding under these credit lines as of March 31, 1994 and 1993, respectively.

Domestically, the Company also maintains uncommitted lines of credit. These facilities, which are available at the discretion of the offering banks, were not utilized during the period. There were no amounts outstanding under these arrangements at March 31, 1994 or March 31, 1993.

Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. There were $28,824,000 and $33,576,000 outstanding at March 31, 1994 and 1993, respectively.

                                    PART II
                               OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K





            (a) Exhibits: Reference is made to the Index of Exhibits annexed hereto and made a part hereof.

            (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended March 31, 1994.

                             GREY ADVERTISING INC.
                     AND CONSOLIDATED SUBSIDIARY COMPANIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        GREY ADVERTISING INC.
                                        ---------------------

                                             (Registrant)


DATE:         May 12, 1994              By:/s/         Steven G. Felsher
                                           -----------------------------
                                        Steven G. Felsher
                                        Executive Vice President,
                                        Secretary and Treasurer
                                        (Duly Authorized Officer)


DATE:         May 12, 1994              By:/s/         William P. Garvey
                                           -----------------------------
                                        William P. Garvey
                                        Executive Vice President
                                        Chief Financial Officer
                                        (Chief Accounting Officer)

                               INDEX TO EXHIBITS

Number Assigned to Exhibit                                               Page Number in Sequential
(i.e., Exhibit Table of Item 601                                         Numbering System Where
of Regulation S-K)                      Description of Exhibit           Exhibit May Be Found
- - ---------------------------------------------------------------------------------------------------

                                        Table of Item 601 of Exhibit
           (11)                         Description of Exhibit

                                        Statement re Computation
                                        of Net Income per Common
                                        Share (unaudited)                        (15)