Form 10-Q
period 1994-06-30
GREY ADVERTISING INC /DE/
filed 1994-08-12
CIK 43952

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

           / X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 1994

           /    /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-7898

                             GREY ADVERTISING INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                   13-0802840
- - -------------------------------        ---------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

777 Third Avenue, New York, New York                   10017
- - ---------------------------------------             ----------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number,                         212-546-2000
  including area code                                  ------------

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

Yes      X                      No
        ---                         ---

As of July 31, 1994, the total number of shares outstanding of Registrant's Common Stock, par value $1 per share ("Common Stock"), was 910,358 and of Registrant's Limited Duration Class B Common Stock, par value $1 per share ("Class B Common Stock"), was 330,140.

                            GREY ADVERTISING INC.

                    AND CONSOLIDATED SUBSIDIARY COMPANIES

                                     INDEX


Financial Statements:                                                       Page No.
                                                                            --------
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

         Grey Advertising Inc. and Consolidated Subsidiary Companies
                    Condensed Consolidated Balance Sheets



                                                                     JUNE 30, 1994          DECEMBER 31, 1993
                                                                      (UNAUDITED)                  (A)
                                                                   ------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                           $152,886,000               $181,267,000
  Accounts receivable                                                  394,303,000                363,105,000
  Expenditures billable to clients                                      29,359,000                 22,581,000
  Other current assets                                                  71,538,000                 69,116,000
                                                                    -----------------------------------------
Total current assets                                                   648,086,000                636,069,000

Investments in and advances to nonconsolidated
  affiliated companies                                                  15,760,000                 16,104,000
Fixed assets-at cost, less accumulated depreciation
  of $79,273,330 and $74,671,000                                        59,716,000                 57,724,000
Marketable securities                                                   22,834,000                 22,425,000
Intangibles and other assets-including loans to
  officers of $5,547,000 in 1994 and $4,947,000
  in 1993                                                               94,439,000                 88,311,000
                                                                    -----------------------------------------
Total assets                                                          $840,835,000               $820,633,000
                                                                    =========================================

          Grey Advertising Inc. and Consolidated Subsidiary Companies
               Condensed Consolidated Balance Sheets (continued)


                                                                        JUNE 30, 1994      DECEMBER 31, 1993
                                                                         (UNAUDITED)              (A)
                                                                       -------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $444,858,000        $469,227,000
  Notes payable to banks                                                   63,545,000          45,851,000
  Accrued expenses and other                                              106,070,000          88,099,000
  Income taxes payable                                                      9,054,000           7,891,000
                                                                        -----------------------------------
Total current liabilities                                                 623,527,000         611,068,000
Other liabilities including deferred compensation of
  $17,276,000 and $15,342,000                                              32,395,000          31,820,000
Long-term debt                                                             33,025,000          33,025,000
Minority interest                                                           8,759,000           9,053,000
Redeemable preferred stock-at redemption value; par value $1 per share; authorized 500,000 shares; issued and outstanding 32,000
  shares in 1994 and 1993                                                   6,960,000           6,590,000

Common stockholders' equity:
  Common Stock-par value $1 per share; authorized 10,000,000
    shares; issued 1,074,476 in 1994 and 1,062,046 in 1993                  1,075,000           1,062,000
  Limited Duration Class B Common Stock-par value $1 per share;
    authorized 2,000,000 shares; issued 357,308 shares in 1994 and
    369,738 shares in 1993                                                    357,000             370,000
  Paid-in additional capital                                               27,815,000          27,329,000
  Retained earnings                                                       137,635,000         131,835,000
  Cumulative translation adjustment                                        (1,341,000)         (3,573,000)
  Unrealized loss on marketable securities                                 (1,412,000)           (147,000)
  Loans to officer used to purchase Common Stock and  Limited
    Duration Class B Common Stock                                          (4,726,000)         (4,726,000)
                                                                        ------------------------------------
                                                                          159,403,000         152,150,000
  Less-cost of 164,801 and 164,372 shares of Common Stock and
    26,851 and 26,851 shares of Limited Duration Class B Common
    Stock held in treasury at June 30, 1994 and December 31, 1993,
    respectively                                                           23,234,000          23,073,000
                                                                        -----------------------------------
Total common stockholders' equity                                         136,169,000         129,077,000
                                                                        -----------------------------------
Total liabilities and stockholders' equity                               $840,835,000        $820,633,000
                                                                        ===================================

See accompanying notes to condensed consolidated financial statements.
(A) The consolidated balance sheet has been derived from the audited financial statements at that date.

          Grey Advertising Inc. and Consolidated Subsidiary Companies
            Condensed Consolidated Statements of Income (Unaudited)


                                                 FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                                          JUNE 30,                                 JUNE 30,
                                               --------------------------------------------------------------------------
                                                  1994                1993                 1994                1993
                                               --------------------------------------------------------------------------
Commissions and fees                            $147,859,000        $143,244,000        $280,816,000         $274,771,000
Expenses:
  Salaries and employee related expenses          92,083,000          87,853,000         176,530,000          173,357,000
  Office and general expenses                     44,236,000          41,653,000          84,429,000           80,807,000
                                               --------------------------------------------------------------------------
                                                 136,319,000         129,506,000         260,959,000          254,164,000
                                               --------------------------------------------------------------------------
                                                  11,540,000          13,738,000          19,857,000           20,607,000

Other (expense) income-net                          (289,000)            (96,000)         (1,172,000)             263,000
                                               --------------------------------------------------------------------------
Income before taxes on income of
  consolidated companies                          11,251,000          13,642,000          18,685,000           20,870,000
Provision for taxes on income                      6,466,000           7,543,000          10,552,000           11,488,000
                                               --------------------------------------------------------------------------
Net income of consolidated companies               4,785,000           6,099,000           8,133,000            9,382,000
Minority interest applicable to
   consolidated companies                           (747,000)           (513,000)         (1,307,000)          (1,128,000)
Equity in nonconsolidated affiliated
  companies                                        1,042,000             214,000           1,464,000              773,000
                                               --------------------------------------------------------------------------

Net income                                        $5,080,000          $5,800,000          $8,290,000           $9,027,000
                                               ==========================================================================
Weighted average number
   of common shares outstanding
         Primary                                   1,285,863           1,261,451           1,286,090            1,260,457
         Fully diluted                             1,336,862           1,314,113           1,337,537            1,315,713
Net income per common share
         Primary                                       $3.69               $4.39               $6.08                $6.93
         Fully diluted                                 $3.58               $4.24               $5.90                $6.70

Dividends per common share                           $0.8125              $0.775               $1.63                $1.55
                                               =========================================================================



See accompanying notes to condensed consolidated financial statements.

         Grey Advertising Inc. and Consolidated Subsidiary Companies Condensed Consolidated Statements of Cash Flows (Unaudited)




                                                             FOR THE SIX MONTHS ENDED JUNE 30,
                                                                  1994                   1993
                                                          ---------------------------------------
OPERATING ACTIVITIES
Net income                                                $  8,290,000               $  9,027,000
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
  Depreciation and amortization of fixed assets              6,947,000                  7,098,000
  Amortization of intangibles                                3,632,000                  2,503,000
  Deferred compensation                                      4,080,000                  4,370,000
  Equity in earnings of nonconsolidated affiliated
    companies, net of dividends received of $513,000
    and $140,000                                              (951,000)                  (676,000)
  Minority interest applicable to consolidated
    companies                                                1,307,000                  1,128,000
  Amortization of restricted stock expense                      55,000                    230,000
  Deferred income taxes                                     (2,240,000)                (1,925,000)
  Changes in operating assets and liabilities:
    Increase in accounts receivable                        (28,518,000)               (32,060,000)
    (Increase) decrease in expenditures billable
       to clients                                           (6,320,000)                 3,066,000
    Decrease (increase) in other current assets                655,000                 (9,256,000)
    Increase in other assets                                   (28,000)                (3,285,000)
    (Decrease) increase in accounts payable                (29,880,000)                48,308,000
    Increase in accrued expenses and other                  14,573,000                  1,271,000
    Increase in income taxes payable                         1,332,000                  4,906,000
    Decrease in other liabilities                           (3,381,000)                (2,538,000)
                                                          ---------------------------------------
Net cash (used in) provided by operating activities        (30,447,000)                32,167,000

INVESTING ACTIVITIES
Purchases of fixed assets                                   (8,456,000)                (6,379,000)
Increase in investments in and advances to
  nonconsolidated affiliated companies                      (1,546,000)                (2,061,000)
Purchases of marketable securities                          (1,517,000)
Increase in intangibles, primarily goodwill                 (4,200,000)                (4,900,000)
                                                          ---------------------------------------
Net cash used in investing activities                      (15,719,000)               (13,340,000)

          Grey Advertising Inc. and Consolidated Subsidiary Companies Condensed Consolidated Statements of Cash Flows (Unaudited)
                                  (continued)




                                                        FOR THE SIX MONTHS ENDED JUNE 30,
                                                        -----------------------------------
                                                           1994                   1993
                                                        -----------------------------------
FINANCING ACTIVITIES
Net proceeds from short-term borrowings                 $ 23,406,000           $  9,172,000
Common Shares acquired for treasury                         (347,000)              (669,000)
Cash dividends paid on Common Shares                      (2,016,000)            (1,920,000)
Redemption of Preferred Stock                                                      (300,000)
Cash dividends paid on Redeemable Preferred Stock           (104,000)              (102,000)
Proceeds from exercise of stock options                      141,000                288,000
Proceeds from long-term debt                                                     30,000,000
                                                        -----------------------------------
Net cash provided by financing activities                 21,080,000             36,469,000
Effect of exchange rate changes on cash                   (3,295,000)            (5,055,000)
                                                        -----------------------------------
(Decrease) increase in cash and cash equivalents         (28,381,000)            50,241,000
Cash and cash equivalents at beginning of period         181,267,000             92,755,000
                                                        -----------------------------------
Cash and cash equivalents at end of period              $152,886,000           $142,996,000
                                                        ===================================



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

2. The financial statements as of June 30, 1994 and for the three and six months ended June 30, 1994 and June 30, 1993 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included.

3. The results of operations for the three and six months ended June 30, 1994 and June 30, 1993 are not necessarily indicative of the results to be expected for the full year.

4. The computations of net income per common share for the three and six months ended June 30, 1994 and June 30, 1993 are based on the weighted average number of common shares outstanding, adjusted for the effect, if any, of the assumed exercise of dilutive stock options and of shares payable in Common Stock pursuant to the Company's Senior Management Incentive Plan, and, for fully diluted net income per common share, the assumed conversion of the 8-1/2% Convertible Subordinated Debentures issued in December 1983. Also, for the purpose of computing net income per common share for the three and six months ended June 30, 1994 and June 30, 1993, the Company's net income was reduced by dividends on the Preferred Stock and also adjusted by the change in the redemption value of Preferred Stock. Primary net income per common share is computed as if the stock options were exercised at the beginning of the period and as if the funds obtained thereby were used to purchase Common Stock at the market price during the period. In computing fully diluted net income per common share, the market price at the close of the period or the average market price, whichever was higher, was used to determine the number of shares which would be assumed to be repurchased. The market price for a share of Class B Common Stock, which is not publicly traded, is deemed to be equal to the market price of a share of Common Stock, into which a share of Class B Common Stock may be converted at the option of the holder, as of the date such valuation is made.

5. The provision for taxes on income is greater than the Federal statutory rate principally due to state and local income taxes, and effective foreign tax rates that are in excess of the Federal statutory rate.

6. As of June 30, 1994, the Company had outstanding 20,000 shares of Series I Preferred Stock, 5,000 shares each of its Series II and Series III Preferred Stock, and 2,000 shares of Series 1 Preferred Stock. As of December 31, 1993, the Company had outstanding 22,000 shares of Series 1 Preferred Stock and 5,000 shares each of its Series 2 and 3 Preferred Stock which were sold to certain current and former employees, including one senior executive, for a combination of cash and full recourse promissory notes (which are included in Other Assets in the accompanying condensed consolidated balance sheet). In April 1994, the senior executive entered into an Exchange Agreement pursuant to which he exchanged 20,000 shares of Series 1 Preferred Stock and 5,000 shares each of Series 2 Preferred Stock and Series 3 Preferred Stock (collectively, the "Original Preferred Stock") for a like number of shares of New Preferred Stock, designated Series I Preferred Stock, Series II Preferred Stock and Series III Preferred Stock (collectively, the "New Preferred Stock"). The terms of the New Preferred Stock, including the basic economic terms relating thereto, are essentially the same as the Original Preferred Stock, except that the redemption date of the new Preferred Stock is fixed at April 7, 2004 rather than on a date determined by reference to his termination of full-time employment with the Company as was the case with the Original Preferred Stock. The terms of the New Preferred Stock also give the holder, his estate or legal representative, as the case may be, the option to require the Company to redeem his Preferred Stock for a period of 12 months following his (i) death, (ii) permanent disability or permanent mental disability, (iii) termination of full-time employment for good reason or (iv) termination of full-time employment by the Company without cause. The holder of the Series 1 Preferred Stock has the option to have his shares redeemed upon termination of his employment prior to age 65. The Company is obligated to redeem such shares following the attainment of age 65 by the holder thereof following termination of employment.

    Each share of Preferred Stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock pertaining upon redemption (subject to certain adjustments), less a fixed discount established upon the issuance of the Preferred Stock. The holders of each class of Preferred Stock are entitled to receive cumulative preferential dividends at the annual rate of $.25 per share, and to participate in dividends on one share of the Common Stock and one share of the Class B Common Stock to the extent such dividends exceed the per share preferential dividend.

7. During the first quarter of 1994, the Company adopted FAS 112, Employers' Accounting for Postemployment Benefits. The costs incurred resulting from the adoption of this pronouncement were not material.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS
                                OF OPERATIONS




RESULTS OF OPERATIONS

Income from commissions and fees increased 3.2% during the second quarter and 2.2% during the six months ended June 30, 1994 as compared to the same periods in 1993. The increases result primarily from expanded activity from existing clients, and the continued growth of the Company's general agency and specialized operations.

Salaries and employee related expenses increased 4.8% during the second quarter and 1.8% during the six months ended June 30, 1994 when compared to respective prior periods. Office and general expenses increased 6.2% during the second quarter and 4.5% during the six months ended June 30, 1994, as compared to the same periods in 1993. The increased expenses incurred in the second quarter and the six months ended June 30, 1994 are attributable to costs incurred in the general growth of the business and, in part, due to costs associated with securing and integrating substantial new business assignments, and increased charges for goodwill write-offs principally as a result of the shortening of amortization periods for selected past acquisitions. The increase in goodwill write-offs during the three months ended June 30, 1994 was $630,000 when compared to the comparable quarter in the prior year.

Inflation did not have a material effect on either revenue or expenses during 1994 or 1993.

The effective tax rate increased to 57.5% from 55.3% in the second quarter and to 56.5% from 55% in the six months ended June 30, 1994 versus the respective prior periods. These increases primarily relate to a greater portion of the pre-tax profit being derived from companies operating in countries with higher effective tax rates.

Minority interest increased by $234,000 in the second quarter and $179,000 during the six months ended June 30, 1994 as compared to the respective prior periods. The increases are primarily due to changes in the level of profits of majority-owned companies.

Equity in earnings of nonconsolidated affiliated companies increased by $828,000 in the second quarter and $691,000 during the six months ended June 30, 1994 as compared to the respective prior periods. These increases are primarily due to changes in the level of profits of nonconsolidated companies.

Net income decreased by 12.4% in the second quarter and 8.2% during the six months ended June 30, 1994 when compared to the comparable periods in 1993.
Net income decreased during the second quarter principally because of the additional costs discussed above, continued softness in the European advertising market (which represents in excess of 40% of the Company's annual commissions and fees) and the relative strength of the dollar in 1994 as compared to the respective prior periods. Primary net income per common share decreased by 15.9% in the second quarter and 12.3% in the six months of 1994 as compared to the same periods in 1993. Fully diluted net income per common share decreased 15.6% in the second quarter and 11.9% in the first six months of 1994 as compared to the same periods in 1993. For purposes of computing primary net income per common share, the Company's net income was reduced by
(i) dividends paid on the Company's Preferred Stock and (ii) the change in redemption value of the Preferred Stock.


LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased marginally by $442,000 from $25,001,000 at December 31, 1993 to $24,559,000 at June 30, 1994. Cash and cash equivalents decreased by $28,381,000 from $181,267,000 to $152,886,000. The decrease in cash and cash equivalents is largely attributable to the settlement of year-end payable balances which were higher at the end of 1993. Domestically, the Company has committed lines of credit totaling $40,000,000. These lines of credit were partially utilized during the three and six months ended June 30, 1994 and 1993 to secure obligations of selected foreign subsidiaries. There was $15,000,000 and $11,186,000 outstanding under these credit lines as of June 30, 1994 and 1993, respectively.

Domestically, the Company also maintains uncommitted lines of credit. These facilities, which are available at the discretion of the offering banks, were not utilized during the period. There were no amounts outstanding under these arrangements at June 30, 1994 or June 30, 1993.

Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. There were $48,545,000 and $34,039,000 outstanding at June 30, 1994 and 1993, respectively.

                                    PART II
                               OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K





             (a) Exhibits: Reference is made to the Index annexed hereto and made a part hereof.

             (b) Reports on Form 8-K: On April 15, 1994 the Company filed a report on Form 8-K dated April 7, 1994, relating to Item 5 thereof, and including as an exhibit thereto, the Restated Certificate of Incorporation of the Company.

                            GREY ADVERTISING INC.
                    AND CONSOLIDATED SUBSIDIARY COMPANIES


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  GREY ADVERTISING INC.

                                                          (Registrant)


DATE:         Aug 12, 1994                        By:/s/    Steven G. Felsher
                                                     ------------------------
                                                  Steven G. Felsher
                                                  Executive Vice President,
                                                  Secretary and Treasurer (Duly
                                                  Authorized Officer)


DATE:         Aug 12, 1994                        By:/s/    William P. Garvey
                                                     ------------------------
                                                  William P. Garvey
                                                  Executive Vice President
                                                  Chief Financial Officer
                                                  (Chief Accounting Officer)

                              INDEX TO EXHIBITS


Number Assigned to Exhibit                                            Page Number in Sequential
(i.e., Exhibit Table of Item 601                                      Numbering System Where
of Regulation S-K)                 Description of Exhibit             Exhibit May Be Found
- - ------------------------------------------------------------------------------------------------
                                   Table of Item 601 of Exhibit
         (11)                      Description of Exhibit


                                   Statement re Computation
                                   of Net Income per Common
                                   Share (unaudited)                            (15)
