Form 10-Q
period 1994-09-30
GREY ADVERTISING INC /DE/
filed 1994-11-14
CIK 43952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

          /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1994

          / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-7898

                             GREY ADVERTISING INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                               13-0802840
- -------------------------------                    ---------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer Identification Number)
incorporation or organization)

777 Third Avenue, New York, New York                              10017
- ------------------------------------                           ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number,                                   212-546-2000
   including area code                                         ------------------


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

Yes      X                      No
    -----------                     -----------

As of October 31, 1994, the total number of shares outstanding of Registrant's Common Stock, par value $1 per share ("Common Stock"), was 912,655 and of Registrant's Limited Duration Class B Common Stock, par value $1 per share ("Class B Common Stock"), was 329,797.

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

          Grey Advertising Inc. and Consolidated Subsidiary Companies
                     Condensed Consolidated Balance Sheets



                                                              SEPTEMBER 30, 1994         DECEMBER 31, 1993
                                                                  (UNAUDITED)                   (A)
                                                             ----------------------------------------------
 ASSETS
 Current assets:
   Cash and cash equivalents                                      $132,748,000             $181,267,000
   Accounts receivable                                             389,814,000              363,105,000
   Expenditures billable to clients                                 27,614,000               22,581,000
   Other current assets                                             78,049,000               69,116,000
                                                             ----------------------------------------------
 Total current assets                                              628,225,000              636,069,000


 Investments in and advances to nonconsolidated
   affiliated companies                                             16,304,000               16,104,000
 Fixed assets-at cost, less accumulated depreciation
   of $79,025,000 and $74,671,000                                   60,437,000               57,724,000
 Marketable securities                                              22,737,000               22,425,000
 Intangibles and other assets-including loans to
   officers of $5,547,000 in 1994 and $4,947,000
   in 1993                                                          96,972,000               88,311,000
                                                             ----------------------------------------------
 Total assets                                                     $824,675,000             $820,633,000
                                                             ==============================================

          Grey Advertising Inc. and Consolidated Subsidiary Companies
               Condensed Consolidated Balance Sheets (continued)


                                                                     SEPTEMBER 30, 1994        DECEMBER 31, 1993
 LIABILITIES AND STOCKHOLDERS' EQUITY                                    (UNAUDITED)                   (A)
                                                                    ---------------------------------------------
 Current liabilities:
   Accounts payable                                                      $424,445,000             $469,227,000
   Notes payable to banks                                                  67,369,000               45,851,000
   Accrued expenses and other                                              98,685,000               88,099,000
   Income taxes payable                                                    11,257,000                7,891,000
                                                                    ---------------------------------------------
 Total current liabilities                                                601,756,000              611,068,000

 Other liabilities including deferred compensation of
   $18,504,000 and $15,342,000                                             35,109,000               31,820,000
 Long-term debt                                                            33,025,000               33,025,000
 Minority interest                                                          8,330,000                9,053,000
 Redeemable preferred stock-at redemption value; par
   value $1 per share; authorized 500,000 shares; issued
   and outstanding 32,000 shares in 1994 and 1993                           7,116,000                6,590,000

 Common stockholders' equity:
   Common Stock-par value $1 per share; authorized
     10,000,000 shares; issued 1,075,165 in 1994 and
     1,062,046 in 1993                                                      1,075,000                1,062,000
   Limited Duration Class B Common Stock-par value $1
     per share; authorized 2,000,000 shares; issued
     356,619 shares in 1994 and 369,738 shares in 1993                        357,000                  370,000
   Paid-in additional capital                                              27,894,000               27,329,000
   Retained earnings                                                      139,768,000              131,835,000
   Cumulative translation adjustment                                         (552,000)              (3,573,000)
   Unrealized loss on marketable securities                                (1,328,000)                (147,000)
   Loans to officer used to purchase Common Stock and
     Limited Duration Class B Common Stock                                 (4,726,000)              (4,726,000)
                                                                    ---------------------------------------------
                                                                          162,488,000              152,150,000
   Less-cost of 164,097 and 164,372 shares of Common
     Stock and 26,751 and 26,851 shares of Limited
     Duration Class B Common Stock held in treasury at
     Sept. 30, 1994 and Dec. 31, 1993, respectively                        23,149,000               23,073,000
                                                                    ---------------------------------------------
 Total common stockholders' equity                                        139,339,000              129,077,000
                                                                    ---------------------------------------------
 Total liabilities and stockholders' equity                              $824,675,000             $820,633,000
                                                                    =============================================

See accompanying notes to condensed consolidated financial statements.
(A) The consolidated balance sheet has been derived from the audited financial statements at that date.

          Grey Advertising Inc. and Consolidated Subsidiary Companies
            Condensed Consolidated Statements of Income (Unaudited)




                                    FOR THE THREE MONTHS ENDED               FOR THE NINE MONTHS ENDED
                                          SEPTEMBER 30,                            SEPTEMBER 30,
                               -------------------------------------------------------------------------------
                                    1994                  1993                  1994                  1993
                               -------------------------------------------------------------------------------
 Commissions and fees           $149,534,000          $134,032,000          $430,350,000          $408,803,000
 Expenses:
   Salaries and employee
     related expenses             96,295,000            84,931,000           272,825,000           258,288,000
   Office and general
     expenses                     44,952,000            41,959,000           129,381,000           122,766,000
                               -------------------------------------------------------------------------------
                                 141,247,000           126,890,000           402,206,000           381,054,000
                               -------------------------------------------------------------------------------
                                   8,287,000             7,142,000            28,144,000            27,749,000
 Other (expense) income-net         (270,000)             (361,000)           (1,442,000)              (98,000)
                               -------------------------------------------------------------------------------
Income before taxes on
   income of consolidated
   companies                       8,017,000             6,781,000            26,702,000            27,651,000
 Provision for taxes on
   income                          4,259,000             3,946,000            14,811,000            15,434,000
                               -------------------------------------------------------------------------------
 Net income of consolidated
   companies                       3,758,000             2,835,000            11,891,000            12,217,000
 Minority interest
   applicable to
   consolidated companies           (726,000)             (381,000)           (2,033,000)           (1,509,000)
 Equity in nonconsolidated
   affiliated companies              316,000               646,000             1,780,000             1,419,000
                               -------------------------------------------------------------------------------

 Net income                       $3,348,000            $3,100,000           $11,638,000           $12,127,000
                               ===============================================================================

 Weighted average number
   of common shares
   outstanding
         Primary                   1,284,454             1,264,270             1,285,545             1,261,722
         Fully diluted             1,335,453             1,315,395             1,336,842             1,316,992
 Net income per common share
         Primary                       $2.44                 $2.38                 $8.52                 $9.31
         Fully diluted                 $2.38                 $2.31                 $8.27                 $9.00

 Dividends per common share          $0.8125                $0.775               $2.4375                $2.325
                               ===============================================================================




See accompanying notes to condensed consolidated financial statements.

         Grey Advertising Inc. and Consolidated Subsidiary Companies Condensed Consolidated Statements of Cash Flows (Unaudited)




                                                             FOR THE NINE MONTHS ENDED SEPT. 30,
                                                                  1994                 1993
                                                            ------------------------------------
 OPERATING ACTIVITIES
 Net income                                                    $11,638,000          $12,127,000
 Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
    Depreciation and amortization of fixed assets               10,894,000           10,535,000
    Amortization of intangibles                                  6,035,000            3,998,000
    Deferred compensation                                        6,093,000            7,018,000
    Equity in earnings of nonconsolidated affiliated
      companies, net of dividends received of
      $528,000 and $379,000                                     (1,252,000)          (1,041,000)
    Minority interest applicable to consolidated
      companies                                                  2,033,000            1,509,000
    Amortization of restricted stock expense                        82,000              200,000
    Deferred income taxes                                       (3,501,000)          (1,300,000)
    Changes in operating assets and liabilities:
      Increase in accounts receivable                          (17,204,000)         (10,970,000)
      (Increase) decrease in expenditures billable
        to clients                                              (3,715,000)           4,423,000
      (Increase) decrease in other current assets               (4,659,000)          19,650,000
      Decrease (increase) in other assets                          665,000             (846,000)
      (Decrease) increase in accounts payable                  (52,960,000)           9,448,000
      Increase (decrease) in accrued expenses and
        other                                                    2,253,000           (9,705,000)
      Increase in income taxes payable                           2,989,000            2,521,000
      Decrease in other liabilities                               (450,000)          (2,463,000)
                                                            ------------------------------------
 Net cash (used in) provided by operating activities           (41,059,000)          45,104,000

 INVESTING ACTIVITIES
 Purchases of fixed assets                                     (12,240,000)         (10,062,000)
 Increase in investments in and advances to
   nonconsolidated affiliated companies                         (1,546,000)          (2,027,000)
 Purchases of marketable securities                             (1,517,000)         (15,107,000)
 Increase in intangibles, primarily goodwill                    (7,200,000)          (4,900,000)
                                                            ------------------------------------
 Net cash used in investing activities                         (22,503,000)         (32,096,000)

          Grey Advertising Inc. and Consolidated Subsidiary Companies Condensed Consolidated Statements of Cash Flows (Unaudited)
                                  (continued)




                                                                  FOR THE NINE MONTHS ENDED SEPT 30,
                                                                        1994                1993
                                                                --------------------------------------
 FINANCING ACTIVITIES
 Net proceeds from short-term borrowings                            $ 19,180,000        $  6,586,000
 Common Shares acquired for treasury                                    (372,000)           (686,000)
 Cash dividends paid on Common Shares                                 (3,024,000)         (2,878,000)
 Redemption of Preferred Stock                                                              (300,000)
 Cash dividends paid on Redeemable Preferred Stock                      (156,000)           (152,000)
 Proceeds from exercise of stock options                                 228,000             379,000
 Proceeds from long-term debt                                                             30,000,000
                                                                --------------------------------------
 Net cash provided by financing activities                            15,856,000          32,949,000
 Effect of exchange rate changes on cash                                (813,000)         (7,218,000)
                                                                --------------------------------------
 (Decrease) increase in cash and cash equivalents                    (48,519,000)         38,739,000
 Cash and cash equivalents at beginning of period                    181,267,000          92,755,000
                                                                --------------------------------------
 Cash and cash equivalents at end of period                         $132,748,000        $131,494,000
                                                                ======================================




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

2. The financial statements as of September 30, 1994 and for the three and nine months ended September 30, 1994 and September 30, 1993 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included.

3. The results of operations for the three and nine months ended September 30, 1994 and September 30, 1993 are not necessarily indicative of the results to be expected for the full year.

4. The computations of net income per common share for the three and nine months ended September 30, 1994 and September 30, 1993 are based on the weighted average number of common shares outstanding, adjusted for the effect, if any, of the assumed exercise of dilutive stock options and of shares payable in Common Stock pursuant to the Company's Senior Management Incentive Plan, and, for fully diluted net income per common share, the assumed conversion of the 8-1/2% Convertible Subordinated Debentures issued in December 1983. Also, for the purpose of computing net income per common share for the three and nine months ended September 30, 1994 and September 30, 1993, the Company's net income was reduced by dividends on the Preferred Stock and also adjusted by the change in the redemption value of Preferred Stock. Primary net income per common share is computed as if the stock options were exercised at the beginning of the period and as if the funds obtained thereby were used to purchase Common Stock at the market price during the period. In computing fully diluted net income per common share, the market price at the close of the period or the average market price, whichever was higher, was used to determine the number of shares which would be assumed to be repurchased. The market price for a share of Class B Common Stock, which is not publicly traded, is deemed to be equal to the market price of a share of Common Stock, into which a share of Class B Common Stock may be converted at the option of the holder, as of the date such valuation is made.


5. The provision for taxes on income is greater than the Federal statutory rate principally due to state and local income taxes, and effective foreign tax rates that are in excess of the Federal statutory rate.

6. As of September 30, 1994, the Company had outstanding 20,000 shares of Series I Preferred Stock, 5,000 shares each of its Series II and Series III Preferred Stock, and 2,000 shares of Series 1 Preferred Stock. As of December 31, 1993, the Company had outstanding 22,000 shares of Series 1 Preferred Stock and 5,000 shares each of its Series 2 and 3 Preferred Stock which were sold to certain current and former employees, including one senior executive, for a combination of cash and full recourse promissory notes (which are included in Other Assets in the accompanying condensed consolidated balance sheet). In April 1994, the senior executive entered into an Exchange Agreement pursuant to which he exchanged 20,000 shares of Series 1 Preferred Stock and 5,000 shares each of Series 2 Preferred Stock and Series 3 Preferred Stock (collectively, the "Original Preferred Stock") for a like number of shares of New Preferred Stock, designated Series I Preferred Stock, Series II Preferred Stock and Series III Preferred Stock (collectively, the "New Preferred Stock"). The terms of the New Preferred Stock, including the basic economic terms relating thereto, are essentially the same as the Original Preferred Stock, except that the redemption date of the new Preferred Stock is fixed at April 7, 2004 rather than on a date determined by reference to his termination of full-time employment with the Company as was the case with the Original Preferred Stock. The terms of the New Preferred Stock also give the holder, his estate or legal representative, as the case may be, the option to require the Company to redeem his Preferred Stock for a period of 12 months following his (i) death, (ii) permanent disability or permanent mental disability, (iii) termination of full-time employment for good reason or (iv) termination of full-time employment by the Company without cause. The holder of the Series 1 Preferred Stock has the option to have his shares redeemed upon termination of his employment prior to age 65; the Company is obligated to redeem such shares following the attainment of age 65 by such holder thereof following termination of employment.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS




RESULTS OF OPERATIONS

Income from commissions and fees increased 11.6% during the third quarter and 5.3% during the nine months ended September 30, 1994 as compared to the same periods in 1993. The increases result primarily from expanded activity from existing clients, and the continued growth of the Company's general agency and specialized operations.

Salaries and employee related expenses increased 13.4% during the third quarter and 5.6% during the nine months ended September 30, 1994 when compared to respective prior periods. Office and general expenses increased 7.1% during the third quarter and 5.4% during the nine months ended September 30, 1994, as compared to the same periods in 1993. The increased expenses incurred in the third quarter and the nine months ended September 30, 1994 are attributable to costs incurred in the general growth of the business and, in part, due to costs associated with securing and integrating substantial new business assignments, and increased charges for goodwill write-offs principally as a result of the shortening of amortization periods for selected past acquisitions. The increase in goodwill write-offs during the nine months ended September 30, 1994 was $2,037,000 when compared to the prior year.

Inflation did not have a material effect on either revenue or expenses during 1994 or 1993.

The effective tax rate decreased to 53.1% in the third quarter of 1994 from 58.2% in the third quarter of 1993. Such difference relates primarily to the change in the statutory U.S. Federal income tax rate from 34% to 35%, the cumulative effect of which, retroactive to January 1, 1993, was recorded in the third quarter of 1993. The effective tax rate remained relatively constant at 55.5% for the nine months ended September 30, 1994 versus the respective prior period.

Minority interest increased by $345,000 in the third quarter and $524,000 during the nine months ended September 30, 1994 as compared to the respective prior periods. The increases are primarily due to changes in the level of profits of majority-owned companies.

Equity in earnings of nonconsolidated affiliated companies decreased by $330,000 in the third quarter and increased $361,000 during the nine months ended September 30, 1994 as compared to the respective prior periods. These changes are primarily due to changes in the level of profits of nonconsolidated companies.

Net income increased by 8.0% in the third quarter and decreased 4.0% for the nine months ended September 30, 1994 when compared to the comparable periods in 1993. Net income decreased during the first nine months principally because of the additional costs discussed above, continued softness in the European advertising market (which represents in excess of 40% of the Company's annual commissions and fees) and the relative strength of the dollar in 1994 as compared to the respective prior period. Primary net income per common share increased by 2.5% in the third quarter and decreased 8.5% in the first nine months of 1994 as compared to the same periods in 1993. Fully diluted net income per common share increased by 3.0% in the third quarter and decreased by 8.1% in the first nine months of 1994 as compared to the same periods in 1993. For purposes of computing primary net income per common share, the Company's net income was reduced by (i) dividends paid on the Company's Preferred Stock and (ii) the change in redemption value of the Preferred Stock.


LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $1,468,000 from $25,001,000 at December 31, 1993 to $26,469,000 at September 30, 1994. Cash and cash equivalents decreased by $48,519,000 from $181,267,000 to $132,748,000. The decrease in cash and cash equivalents is largely attributable to the settlement of year-end payable balances which were higher at the end of 1993. Domestically, the Company has committed lines of credit totaling $40,000,000. These lines of credit were partially utilized during the three and nine months ended September 30, 1994 and 1993 to secure obligations of selected foreign subsidiaries. There was $15,000,000 and $13,759,000 outstanding under these credit lines as of September 30, 1994 and 1993, respectively.

Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal
course of business.   There were $52,369,000 and $28,680,000 outstanding at
September 30, 1994 and 1993, respectively.

                                    PART II
                               OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K
        --------------------------------




             (a) Exhibits: Reference is made to the Index annexed hereto and made a part hereof.

             (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended September 30, 1994.

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



                                          GREY ADVERTISING INC.
                                          ---------------------

                                                (Registrant)


DATE:   November 11, 1994                 By:/s/     Steven G. Felsher
                                             -------------------------
                                          Steven G. Felsher
                                          Executive Vice President,
                                          Secretary and Treasurer
                                          (Duly Authorized Officer)


DATE:   November 11, 1994                 By:/s/     William P. Garvey
                                             -------------------------
                                          William P. Garvey
                                          Executive Vice President
                                          Chief Financial Officer
                                          (Chief Accounting Officer)

                               INDEX TO EXHIBITS


 Number Assigned to Exhibit                                              Page Number in Sequential
 (i.e., Exhibit Table of Item 601   Table of Item 601 Exhibits           Numbering System Where
 of Regulation S-K)                 Description of Exhibit               Exhibit May Be Found
- ----------------------------------------------------------------------------------------------------
               (11)                 Statement re Computation
                                    of Net Income per Common
                                    Share (unaudited)                                 (15)



               (27)                 Financial Data Schedule