Form 10-K405
GREY ADVERTISING INC /DE/
filed 1995-03-31
CIK 43952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1994

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-7898

                              GREY ADVERTISING INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                      13-0802840
-------------------------------          --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

777 Third Avenue, New York, New York                       10017
---------------------------------------                  ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number,                          212-546-2000
   including area code                                  ------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
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

Yes      X                        No
       ----                           ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes      X                        No
       ----                          ----

The aggregate market value of the voting stock held by non-affiliates of registrant was $132,500,023 as at March 1, 1995.

The registrant had 920,932 shares of its Common Stock, par value $1 per share, and 324,929 shares of its Limited Duration Class B Common Stock, par value $1 per share, outstanding as at March 1, 1995.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual proxy statement to be furnished in connection with the registrant's 1995 annual meeting of stockholders are incorporated by reference into Part III.

PART I.

ITEM 1.                  BUSINESS.

          Registrant ("Grey") and its subsidiaries (collectively with Grey, the "Company") have been engaged in the planning, creation, supervision and placing of advertising since the Company's formation in 1917. Grey was incorporated in New York in 1925 and changed its state of incorporation to Delaware in 1974.

          The Company's principal business activity consists of providing a full range of advertising services to its clients. Typically, this involves developing an advertising and/or marketing plan after study of a client's business, the distribution or utilization of the client's products or services and the use of various media (e.g., television, radio, newspapers, magazines, direct mail, outdoor billboards) by which desired market performance can best be achieved. The Company then creates advertising, prepares media recommendations and places advertising in the media. The Company's business also involves it in allied areas such as marketing consultation, audio-visual production, cooperative advertising programs, direct marketing, media buying, research, product publicity, public relations and sales promotion.

          The Company is not engaged in more than one industry segment, and no separate class of similar services contributed 10% or more of the Company's gross income or net income during 1994, 1993 or 1992.

          The Company serves a diversified client roster in the apparel, automobile, beverage, chemical, community service, computer, corporate, electrical appliance, entertainment, food product, home furnishing, houseware, office product, packaged goods, publishing, restaurant, retailing, toy, travel and other sectors.

          Advertising is a highly competitive business in which agencies of all sizes and other providers of creative or media services strive to attract new clients or additional assignments from existing clients. Competition for new business, however, is restricted from time to time because large agencies (such as the Company) often are precluded from providing advertising services for products or services that may be viewed as being competitive with those of an existing client. Generally, since advertising agencies charge clients substantially equivalent rates for their services, competitive efforts principally focus on the skills of the competing agencies.

          Published reports indicate that there are over 500 advertising agencies of all sizes in the United States. In 1994, the Company was the 8th largest United States advertising agency in terms of domestic gross income according to statistics published in Adweek, a trade publication.

          Approximately 52% of the Grey's present domestic advertising clients, representing a significant majority of the Company's 1994 domestic gross income, have been with the Company since 1990. The agreements between the Company and most of its clients are generally terminable by either the Company or the client on 90 days' notice as is the custom in the industry. Clients may also reduce advertising budgets at any time and for any reason.

          During 1994, one client (The Procter & Gamble Company) represented more than 10% of the Company's consolidated income from commissions and fees. No other client represented more than 5% of the Company's total consolidated commissions and fees. The loss of such client or other large clients of the Company may be expected to have an adverse effect on net income. Losses of important clients in past years, however, have not had a long-term effect upon the Company's financial condition or its competitive position.

          On December 31, 1994, Grey and its consolidated subsidiaries employed approximately 5,800 persons, of whom eight were executive officers of Grey.

          As is generally the case in the advertising industry, the Company's business traditionally has been seasonal, with greater revenues generated in the second and fourth quarters of each year. This reflects, in large degree, the media placement patterns of the Company's clients.

          Advertising programs created by the Company are placed principally in media distributed within the United States and overseas through its offices in the United States and a number of foreign countries. While the Company operates on a worldwide basis, for the purposes of presenting certain financial information in accordance with Securities and Exchange Commission rules, its operations are deemed to be conducted in three geographic areas. Commissions and fees, and operating profit by each such geographic area for the years ended December 31, 1994, 1993 and 1992, and related identifiable assets at December 31 of each of the years, are summarized in Note N of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

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

                             EXECUTIVE OFFICERS OF THE REGISTRANT
                                    AS OF MARCH 1, 1995

                                                                         Year First
                                                                         became Execu-
Executive Officers (a)                Position                Age        tive Officer
----------------------                --------                ---        ------------
Robert L. Berenson             President - Grey, N.Y.          55          1978
Barbara S. Feigin              Exec. Vice President            57          1983
Steven G. Felsher              Exec. Vice President
                               Finance - Worldwide,
                               Secretary & Treasurer           45          1989

William P. Garvey              Exec. Vice President,
                               Chief Financial Officer
                               - United States                 57          1970

John A. Gerster                Exec. Vice President            47          1983
Edward H. Meyer                Chairman of the Board,
                               President & Chief
                               Executive Officer               68          1959

Stephen A. Novick              Exec. Vice President            54          1984
O. John C. Shannon             President - Grey Int'l.         58          1993





(a) All executive officers are elected annually by the Board of Directors of Grey. Each executive officer has been with Grey for a period more than five years. There exists no family relationship between any of Grey's directors or executive officers and any other director or executive officer or person nominated or chosen to become a director or executive officer.

ITEM 2.             PROPERTIES.

                    Substantially all offices of the Company are located in leased premises. The Company's principal office is at 777 Third Avenue, New York, New York, where it now occupies approximately 357,000 square feet of space. The main lease covering the bulk of this space expires in 1999. The Company also has significant leases covering other offices in New York, Los Angeles, Amsterdam, Brussels, Copenhagen, Dusseldorf, Hong Kong, London, Madrid, Melbourne, Milan, Paris, Stockholm and Toronto.

                    The Company considers all space leased by it to be adequate for the operation of its business and does not foresee any significant difficulty in meeting its space requirements.

ITEM 3.             LEGAL PROCEEDINGS.

                    The Company is not involved in any material pending legal proceedings other than ordinary routine litigation incidental to the business of the Company.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                    No matters were submitted to a vote of the security holders during the fourth quarter of 1994.

PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS.

                    The Common Stock of Grey is traded on The Nasdaq Stock Market's National Market and quoted on the National Market System of NASDAQ under the symbol GREY.

                    As of March 1, 1995, there were 513 holders of record of the Common Stock and 310 holders of record of the Limited Duration Class B Common Stock.

                    The following table sets forth certain information about dividends paid, and the bid prices on the NASDAQ Stock Market during the periods indicated with respect to the Common Stock:

                                             BID PRICES*
                                          DOLLARS PER SHARE          DIVIDENDS
                                           HIGH        LOW           PER SHARE
                                           ----        ---           ---------
1993           First Quarter                157        132              .775
               Second Quarter               165        143              .775
               Third Quarter                189        166              .775
               Fourth Quarter               187        174              .8125

1994           First Quarter                196        178              .8125
               Second Quarter               195        182              .8125
               Third Quarter                190        159              .8125
               Fourth Quarter               165        144              .875


* Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

ITEM 6. SELECTED FINANCIAL DATA.

                                 1990              1991            1992            1993           1994
                                 ----              ----            ----            ----           ----
Commissions and fees...      $481,282,000      $528,299,000    $564,468,000     $567,243,000   $593,317,000
Expenses......                449,719,000       490,570,000     522,510,000      526,455,000    552,022,000
Restructuring charges (a)                        23,850,000
Goodwill write-off (b)                                                                           39,944,000
Income of consolidated
  companies before taxes
  on income                    33,575,000        13,277,000      42,588,000       42,705,000      1,610,000
Taxes on income....            17,417,000         5,057,000      19,975,000       22,487,000     21,621,000
Net income (loss)              14,558,000         3,807,000      15,904,000       17,681,000    (21,378,000)
Net income (loss) per
  common share (c)
    Primary...                    10.97              3.09           12.68            13.46         (17.51)
    Fully diluted......           10.64              3.08           12.25            13.00            N/A
Weighted average number
  of common shares out-
  standing......
    Primary.....                1,208,093         1,196,908       1,205,241        1,263,900      1,285,506
    Fully diluted......         1,259,599         1,248,815       1,258,799        1,319,349      1,336,829
Working capital......           5,918,000         8,364,000      12,588,000       25,001,000     33,735,000
Total assets......            626,522,000       735,831,000     752,364,000      820,633,000    830,076,000
Long-term debt....              3,025,000         3,025,000       3,025,000       33,025,000     33,025,000
Redeemable preferred
  stock at redemption
  value......                   6,145,000         6,053,000       6,468,000        6,590,000      7,516,000
Common stockholders'
  equity.....                 104,000,000       105,153,000     118,741,000      129,077,000    108,705,000
Cash dividend per share
  of Common Stock and
  Limited Duration
 Class B Common Stock              2.83              2.93           3.025           3.1375         3.3125


      (a) In 1991, the Company recognized restructuring charges primarily related to the absorption of the Company's subsidiary, Levine Huntley Vick & Beaver, Inc.

      (b) In the fourth quarter of 1994, the Company recorded a charge of $39,944,000 on both a pre-tax and after-tax basis, for a non-cash write-off which related almost exclusively to write-offs of goodwill.

      (c) Gives effect to amounts attributable to (i) redeemable preferred stock, (ii) the assumed exercise of dilutive stock options, (iii) shares issuable pursuant to the Company's Senior Management Incentive Plan and (iv) for fully diluted net income per common share, the assumed conversion of 8-1/2% Convertible Subordinated Debentures issued December 1983.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         Income from commissions and fees ("gross income") increased 4.6% in 1994 and 0.5% in 1993 as compared to the respective prior years. Absent exchange rate fluctuations, gross income increased 6.0% in 1994 and 5.9% in 1993 as compared to the respective prior years. In 1994, 1993 and 1992, respectively, 46.8%, 47.2% and 42.7% of consolidated gross income was attributable to domestic operations and 53.2%, 52.8% and 57.3%, respectively, to international operations. The increases in gross income in both years primarily resulted from expanded activities from existing clients and the continued growth of the Company's general agency and specialized operations. In 1994, gross income from domestic operations increased 3.5% versus 1993 and was up 11.1% in 1993 versus 1992. Gross income from international operations increased 5.6% in 1994 when compared to 1993 after a decrease of 7.4% in 1993. The decrease in international gross income in 1993 was partially attributable to a general slowdown of advertising activity in certain markets and the relative strength of the United States dollar.

         Salaries and employee-related expenses increased 6.2% in 1994 and less than 1%, in 1993 as compared to the respective prior years. Office and general expenses, absent the goodwill write-off (discussed below), increased 3.3% in 1994 and 2.1% in 1993 versus respective prior years. The increases in expenses are generally in line with the increases in gross income shown for such years.

         In the fourth quarter of 1994, the Company wrote-off $39,944,000 of goodwill. The non-cash write-off related almost exclusively to international acquisitions made by the Company principally in the 1980's. The carrying value of the Company's goodwill prior to the write-off was approximately $84,000,000 and the write-off was associated with 34 of the almost 100 investments for which the Company had unamortized goodwill. The portion of the write-off relating to advertising agencies was approximately $31,295,000 and $8,649,000 related to public relations agencies. Significant amounts of these write-offs related to operations in the United Kingdom.

         The widely recognized international recession seriously affected the advertising industry, particularly in Western Europe, where the Company has its largest and most developed international operations. As the recession abated in the latter part of 1994, the Company was able to assess more clearly the long-term prospects of the affected operations. At that point, and in connection with annual business plan meetings which took place in the fourth quarter, it became clear that the goodwill associated with a number of the agencies had become permanently impaired. Management's projections indicated that anticipated future cash flows for these specific operations would not, as would be expected in a normal post-recession environment, recover sufficiently to cover amortization of the associated goodwill. The gross income of the operations for which permanent impairment of goodwill was recognized in 1994 represented approximately 7%, 9% and 12% of the Company's consolidated gross income in 1994, 1993 and 1992, respectively.

         In reaching its conclusion as to the impairment of goodwill, the Company took into account certain client-related developments, such as client losses or major changes in the business circumstances of clients significant to particular operations, and the departure of key management personnel. In substantially all of the 34 operations for which there were goodwill write-offs, the loss of key clients and/or key personnel specific to those operations were significant factors leading to management's determination that goodwill was impaired. While indicators of impairment may have been developing during the course of the year, until the recession abated, business planning meetings were held and the annual analysis of recoverability of goodwill was performed, management had not determined whether permanent impairment of goodwill had occurred.

         The material portion of the goodwill write-off related to ten agencies acquired in the United Kingdom as part of a strategy to develop the Company's representation outside of the London market in the general advertising category and in certain specialized disciplines (such as retail advertising, promotional services and public relations). With the revival of the industry, a review of the Company's local market strategies, and in conjunction with several key management changes, client losses or the inability of these operations to maintain revenues with replacement or new clients, after the analysis referred to above, management concluded that the goodwill associated with these operations had been permanently impaired. While future client losses and management changes could affect the Company's operations in the United Kingdom, the Company has consolidated a number of operations, thereby lessening the likelihood of a negative impact from any instance of client or management turnover. In addition, the unimpaired goodwill balances associated with the United Kingdom operations represents less than 10% of the Company's consolidated unamortized goodwill as of December 31, 1994.

         Several of the operations where permanent impairment of goodwill was identified will continue to operate as ongoing businesses; however, management has concluded that such operations will likely continue to experience difficulties. While the Company has no intention of closing any office or terminating employees in these operations other than in the normal course of business, the Company will take prudent and reasonable actions, which may include expense reductions, consolidation of offices and perhaps making selected acquisitions to supplement these operations, as may be necessary to have such operations contribute to the Company's profitable activities.

         In 1993 and 1992, respectively, the Company wrote-off $1,939,000 and $3,065,000 of goodwill in excess of normal amortization schedules.

         The Company will continue to assess the carrying value of its goodwill by analyzing non-discounted cash flows and will recognize additional permanent impairments, if any, as they arise.

         Neither inflation nor changing prices had a material effect on revenue or expenses in 1992, 1993 or 1994.

         The effective tax rate was 1,342.9% in 1994, 52.7% in 1993 and 46.9% in 1992. The increase in the effective tax rate in 1994 as compared to 1993 is due to the goodwill write-off in the fourth quarter, which is a non-deductible expense for tax purposes. Absent the goodwill write-off, the 1994 effective tax rate would have been 52.0%, approximately the same as 1993. The increase in the effective tax rate in 1993 as compared to 1992 is primarily related to an increase in the state and local tax provision which results from a higher portion of income of consolidated companies before taxes on income being derived from domestic operations in 1993. In addition, the 1993 effective tax rate increased because the U.S. income tax statutory rate rose to 35% from 34%.

           Minority interest decreased $1,468,000 in 1994 and $3,104,000 in 1993 as compared to the respective prior years. The decreases in 1994 and in 1993 were primarily due to changes in the level of profits of majority-owned companies.

           Equity in earnings of nonconsolidated companies decreased $298,000 in 1994 and increased $1,068,000 in 1993 as compared to the respective prior years. These changes are due primarily to changes in the level of profits attributable to the nonconsolidated companies.

           The Company reported a loss of $21,378,000 for 1994 as compared to net income of $17,681,000 in 1993; absent the goodwill write-off, net income for 1994 would have been $18,566,000, an increase of 5.0% over 1993. Net income for 1993, increased 11.2% over net income in 1992. Net loss per common share for 1994 was $17.51 as compared to primary earnings per share of $13.46 in 1993. Absent the goodwill write-off, primary net income per share would have been $13.50, an increase of .3% over 1993. Primary net income per share increased 6.2% in 1993 over 1992.

           For purposes of computing primary net income per common share, the Company's net income was (i) reduced by dividends paid on the Company's Preferred Stock and (ii) reduced or increased by the increase or decrease, respectively, in redemption value of the Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

           The Company continues to maintain a high level of liquidity, as it continued to have high levels of cash and investments in highly marketable liquid United States government securities. Cash and cash equivalents were $170,077,000 and $181,267,000 at December 31, 1994 and 1993, respectively, and the Company's investment in United States government securities was $22,463,000 and $22,425,000 at December 31, 1994 and 1993, respectively. The high level of liquidity reflects the Company's attention to the cash management process.

           Domestically, the Company maintains committed bank lines of credit totalling $40,000,000. These lines of credit were partially utilized during both 1994 and 1993 to secure obligations of selected foreign subsidiaries in the respective year-end amounts of $15,000,000 and $11,100,000.

           Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. There were $49,460,000 and $34,751,000 outstanding under such facilities at December 31, 1994 and 1993, respectively.

              Historically, funds from operations and short-term bank borrowings have been sufficient to meet the Company's dividend, capital expenditure and working capital needs. The Company expects that such sources shall be sufficient to meet its short-term cash requirements in the future.

              While the Company has not had to utilize long-term borrowing to fund its operating needs, in January 1993, taking advantage of favorable terms offered, it borrowed $30,000,000, at a fixed interest rate of 7.68%, principal repayable in equal installments in January 1998, 1999 and 2000. The Company does not anticipate any material increased requirement for capital or other expenditures which will adversely affect its liquidity.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

              The information required by this Item is presented in this report beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              None.

PART III.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

             Information with respect to the directors of the Company is incorporated herein by reference to the Company's proxy statement (the "Proxy Statement") to be sent to its stockholders in connection with its 1995 annual meeting, under the caption "Election of Directors". Information with respect to the Company's executive officers is set forth in Part I of this report.

ITEM 11.     EXECUTIVE COMPENSATION.

             The information required by this Item is incorporated herein by reference to the Proxy Statement and will be included under the caption "Management Remuneration and Other Transactions".

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

             The information required by this Item is incorporated herein by reference to the Proxy Statement and will be included under the captions "Election of Directors" and "Voting Securities".

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             The information required by this Item is incorporated herein by reference to the Proxy Statement and will be included under the captions "Election of Directors" and "Voting Securities".

PART IV.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                    (a) (1) (2) The information required by this subsection of this Item is presented in the index to Financial Statements on Page F-1.

                           (3)The information required by this subsection of this Item is provided in the Index of Exhibits at Page F-1 of this report. Such index provides a listing of exhibits filed with this report and those incorporated herein by reference.

                    (b) Reports on Form 8-K: The Company filed a report on Form 8-K dated December 13, 1994 and filed with the Commission on December 20, 1994 in which the Company's announcement of a fourth quarter non-cash write-off of goodwill was disclosed. Further information about this transaction can be found in both the Management's Discussion and Analysis of Financial Condition and Results of Operations (Item
                           7) and Note M to the Consolidated Financial
                           Statements.

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

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GREY ADVERTISING INC.

                                   By: /s/ Edward H. Meyer
                                      ----------------------------
                                          Edward H. Meyer,
                                          Chairman, Chief Executive
                                          Officer & President

                                   Dated: March 30, 1995



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Mark N. Kaplan                             Dated: March 30, 1995
------------------------------------
Mark N. Kaplan, Director

/s/ Edward H. Meyer                            Dated: March 30, 1995
------------------------------------
Edward H. Meyer, Director;
  Principal Executive Officer


/s/ O. John C. Shannon                         Dated: March 30, 1995
------------------------------------
O. John C. Shannon, Director;
  President - Grey International

/s/ Richard R. Shinn                           Dated: March 30, 1995
------------------------------------
Richard R. Shinn, Director

/s/ Steven G. Felsher                          Dated: March 30, 1995
------------------------------------
Steven G. Felsher,
 Principal Financial Officer

/s/ William P. Garvey                          Dated: March 30, 1995
------------------------------------
William P. Garvey,
  Principal Accounting Officer

                           Annual Report on Form 10-K

                  Item 8, Item 14(a)(1) and (2) and item 14(d)

                   Financial Statements and Supplementary Data

                          List of Financial Statements

                          Year ended December 31, 1994

                              GREY ADVERTISING INC.

                               New York, New York

Form 10-K - Item 8, Item 14(a)(1) and (2)

Grey Advertising Inc. and Consolidated Subsidiary Companies

Index to Financial Statements

The following consolidated financial statements of Grey Advertising Inc. and consolidated subsidiary companies are included in Item 8:

   Report of Independent Auditors......................................  F-2

   Consolidated Balance Sheets -- December 31, 1994 and 1993...........  F-3

   Consolidated Statements of Income -- Years Ended
     December 31, 1994, 1993 and 1992..................................  F-5

   Consolidated Statements of Common Stockholders' Equity --
     Years Ended December 31, 1994, 1993 and 1992......................  F-6

   Consolidated Statements of Cash Flows --
     Years Ended December 31, 1994, 1993 and 1992......................  F-8

   Notes to Consolidated Financial Statements --
     December 31, 1994.................................................  F-10


All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Summarized financial information and financial statements for nonconsolidated foreign investee companies accounted for by the equity method have been omitted because such companies, considered individually or in the aggregate, do not constitute a significant subsidiary.

                         Report of Independent Auditors

Board of Directors
Grey Advertising Inc.

We have audited the accompanying consolidated balance sheets of Grey Advertising Inc. and consolidated subsidiary companies as of December 31, 1994 and 1993, and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grey Advertising Inc. and consolidated subsidiary companies at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

                                                   ERNST & YOUNG LLP
New York, New York
February 8, 1995

           Grey Advertising Inc. and Consolidated Subsidiary Companies

                           Consolidated Balance Sheets

                                                             DECEMBER 31
                                                         1994           1993
                                                     ---------------------------
ASSETS
Current assets:
   Cash and cash equivalents                         $170,077,000   $181,267,000
   Marketable securities (Notes A and E)                7,678,000
   Accounts receivable                                403,973,000    363,105,000
   Expenditures billable to clients                    30,145,000     22,581,000
   Other current assets                                63,796,000     69,116,000
                                                     ---------------------------
Total current assets                                  675,669,000    636,069,000

Investments in and advances to nonconsolidated
   affiliated companies (Notes A and B)                16,495,000     16,104,000
Fixed assets -- net (Note D)                           61,174,000     57,724,000
Marketable securities (Notes A and E)                  14,785,000     22,425,000
Intangibles and other assets - including loans to
 officers of $5,347,000 in 1994
   and $4,947,000 in 1993 (Notes A, F,
   G, I and L(1))                                      61,953,000     88,311,000
                                                     ---------------------------
Total assets                                         $830,076,000   $820,633,000
                                                     ===========================

See notes to consolidated financial statements

           Grey Advertising Inc. and Consolidated Subsidiary Companies

                                                                                      DECEMBER 31
                                                                              1994                   1993
                                                                         -----------------------------------
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                                    $475,188,000           $469,227,000
     Notes payable to banks (Note F)                                       64,460,000             45,851,000
     Accrued expenses and other                                            88,156,000             88,099,000
     Income taxes payable                                                  14,130,000              7,891,000
                                                                         -----------------------------------
  Total current liabilities                                               641,934,000            611,068,000

  Other liabilities, including deferred compensation of
    $16,244,000 and $15,342,000 (Note L(1))                                30,053,000             31,820,000
  Long-term debt (Note F)                                                  33,025,000             33,025,000
  Minority interest                                                         8,843,000              9,053,000
  Redeemable preferred stock - at redemption value; par value
    $1 per share; authorized 500,000 shares; issued and
    outstanding 32,000 shares in 1994 and 32,000 in
    1993(Note G)                                                            7,516,000              6,590,000

  Common stockholders' equity:
    Common Stock - par value $1 per share; authorized
      10,000,000 shares; issued 1,077,116 in 1994 and
      1,062,046 in 1993                                                     1,077,000              1,062,000
    Limited Duration Class B Common Stock - par value $1
      per share; authorized 2,000,000 shares; issued 354,668
      shares in 1994 and 369,738 shares in 1993                               355,000                370,000
     Paid-in additional capital                                            31,895,000             27,329,000
     Retained earnings                                                    105,123,000            131,835,000
     Cumulative translation adjustment                                       (728,000)            (3,573,000)
     Unrealized loss on marketable securities (Notes A and E)              (1,492,000)              (147,000)
    Loans to officer used to purchase Common Stock and
      Limited Duration Class B Common Stock (Note I)                       (4,726,000)            (4,726,000)
                                                                         -----------------------------------
                                                                          131,504,000            152,150,000
    Less - cost of 161,382 and 164,372 shares of Common
      Stock and 26,751 and 26,851 shares of Limited Duration
      Class B Common Stock held in treasury at December
      31, 1994 and 1993, respectively                                      22,799,000             23,073,000
                                                                         -----------------------------------
  Total common stockholders' equity                                       108,705,000            129,077,000
  Retirement plans, leases and contingencies (Note L)
                                                                         -----------------------------------
  Total liabilities and stockholders' equity                             $830,076,000           $820,633,000
                                                                         ===================================

See notes to consolidated financial statements.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

                        Consolidated Statements of Income

                                                                      YEAR ENDED DECEMBER 31
                                                        1994                   1993                    1992
                                                   --------------------------------------------------------------
Commissions and fees                               $ 593,317,000           $ 567,243,000           $ 564,468,000
Expenses:
Salaries and employee related expenses
 (Note L(1))                                         370,196,000             348,462,000             346,933,000
Office and general expenses (Note L(2))              181,826,000             176,054,000             172,512,000
Goodwill write-off (Notes A and M)                    39,944,000               1,939,000               3,065,000
                                                   --------------------------------------------------------------
                                                     591,966,000             526,455,000             522,510,000
                                                   --------------------------------------------------------------
                                                       1,351,000              40,788,000              41,958,000
Other income  - net (Note C)                             259,000               1,917,000                 630,000
                                                   --------------------------------------------------------------
Income of consolidated companies before
   taxes on income                                     1,610,000              42,705,000              42,588,000
Provision for taxes on income (Note K)                21,621,000              22,487,000              19,975,000
                                                   --------------------------------------------------------------
Net income of consolidated companies                 (20,011,000)             20,218,000              22,613,000
Minority interest applicable to
   consolidated companies                             (3,040,000)             (4,508,000)             (7,612,000)
Equity in nonconsolidated affiliated
   companies                                           1,673,000               1,971,000                 903,000
                                                   --------------------------------------------------------------
 Net (loss) income                                 $ (21,378,000)          $  17,681,000           $  15,904,000
                                                   ==============================================================
Earnings per Common Share (Note J):
     Primary                                       $      (17.51)          $       13.46           $       12.68
     Fully diluted                                             *           $       13.00           $       12.25


    *Antidilutive

See notes to consolidated financial statements.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

             Consolidated Statements of Common Stockholders' Equity

                  Years ended December 31, 1994, 1993 and 1992


                                                                                      PAID-IN
                                                                       COMMON       ADDITIONAL       RETAINED
                                                                       STOCK          CAPITAL        EARNINGS
                                                                      ------------------------------------------
Balance at December 31, 1991                                          $1,432,000    $20,030,000     $106,973,000
  Net income                                                                                          15,904,000
  Cash dividends- Common Shares-$3.025                                                                (3,519,000)
  Cash dividends-Redeemable Preferred Stock-$6.05                                                       (206,000)
  Common Shares acquired-at cost
  Increase in redemption value of Redeemable Preferred
   Stock(Note G)                                                                                        (415,000)
  Restricted Stock Plan activity (Note I)                                               252,000
  Tax benefit from restricted stock (Note K)                                            119,000
  Common Shares issued upon exercise of stock options (Note K)                          498,000
  Tax benefit from exercise of stock options (Note K)                                 1,556,000
  Deferred compensation used to purchase Common Shares                                   20,000
  Senior Management Incentive Plan activity (Note L)                                  1,160,000
  Notes receivable from senior executive related to exercise of stock options (Note I)
  Translation adjustment
                                                                      ------------------------------------------
Balance at December 31, 1992                                           1,432,000     23,635,000      118,737,000
  Net income                                                                                          17,681,000
  Cash dividends-Common Shares-$3.1375 per share                                                      (3,911,000)

  Cash dividends-Redeemable Preferred Stock-$6.275 per share                                            (204,000)
  Common Shares acquired-at cost
  Increase in redemption value of Redeemable Preferred Stock                                            (468,000)
  (Note G)
  Restricted Stock Plan activity (Note I)                                               256,000
  Tax benefit from restricted stock (Note K)                                             66,000
  Common Shares issued upon exercise of stock options                                   (44,000)
  Tax benefit from exercise of stock options (Note K)                                    46,000
  Senior Management Incentive Plan activity (Note L)                                  3,370,000
  Translation adjustment
  Unrealized loss on marketable securities (Notes A and E)
                                                                      ------------------------------------------
Balance at December 31, 1993                                           1,432,000     27,329,000      131,835,000

                                                                           COMMON STOCK
                                                                          HELD IN TREASURY               OTHER
                                                                      ------------------------           EQUITY
                                                                      SHARES           AMOUNT           ACCOUNTS          TOTAL
                                                                      ------------------------------------------------------------
Balance at December 31, 1991                                           275,815      $(27,470,000)     $4,188,000    $105,153,000

  Net income                                                                                                          15,904,000
  Cash dividends- Common Shares-$3.025                                                                                (3,519,000)
  Cash dividends-Redeemable Preferred Stock-$6.05                                                                       (206,000)
  Common Shares acquired-at cost                                         7,375          (891,000)                       (891,000)
  Increase in redemption value of Redeemable Preferred
   Stock(Note G)                                                                                                        (415,000)
  Restricted Stock Plan activity (Note I)                                                                                252,000
  Tax benefit from restricted stock (Note K)                                                                             119,000
  Common Shares issued upon exercise of stock options (Note K)         (70,999)        4,112,000                       4,610,000
  Tax benefit from exercise of stock options (Note K)                                                                  1,556,000
  Deferred compensation used to purchase Common Shares                 (17,810)        1,133,000                       1,153,000
  Senior Management Incentive Plan activity (Note L)                                                                   1,160,000
  Notes receivable from senior executive related to exercise of
  stock options (Note I)                                                                              (4,726,000)     (4,726,000)
  Translation adjustment                                                                              (1,409,000)     (1,409,000)
                                                                      ------------------------------------------------------------
Balance at December 31, 1992                                           194,381       (23,116,000)     (1,947,000)    118,741,000

  Net income                                                                                                          17,681,000
  Cash dividends-Common Shares-$3.1375 per share                                                                      (3,911,000)
  Cash dividends-Redeemable Preferred Stock-$6.275 per share                                                            (204,000)
  Common Shares acquired-at cost                                         5,426          (787,000)                       (787,000)

  Increase in redemption value of Redeemable Preferred Stock
  (Note G)                                                                                                              (468,000)
  Restricted Stock Plan activity (Note I)                                                                                256,000
  Tax benefit from restricted stock (Note K)                                                                              66,000
  Common Shares issued upon exercise of stock options                   (8,584)          830,000                         786,000
  Tax benefit from exercise of stock options (Note K)                                                                     46,000
  Senior Management Incentive Plan activity (Note L)                                                                   3,370,000
  Translation adjustment                                                                              (6,352,000)     (6,352,000)
  Unrealized loss on marketable securities (Notes A and E)                                              (147,000)       (147,000)
                                                                      ------------------------------------------------------------
Balance at December 31, 1993                                           191,223       (23,073,000)     (8,446,000)     129,077,000

           Grey Advertising Inc. and Consolidated Subsidiary Companies

                  Years ended December 31, 1994, 1993 and 1992

                                                                                       PAID-IN
                                                                        COMMON       ADDITIONAL       RETAINED
                                                                        STOCK          CAPITAL        EARNINGS
                                                                      -------------------------------------------
   Net loss                                                                                          (21,378,000)
   Cash dividends - Common Shares - $3.3125 per share                                                 (4,196,000)
   Cash dividends - Redeemable Preferred Stock - $6.625 per share                                       (212,000)
   Common Shares acquired - at cost
   Increase in redemption value of Redeemable Preferred
     Stock(Note G)                                                                                      (926,000)
   Restricted stock activity (Note I)                                                     30,000
   Tax benefit from restricted stock  (Note K)                                           450,000
   Common Shares issued upon exercise of stock options                                  (101,000)
   Tax benefit from exercise of stock options (Note K)                                   118,000
   Senior Management Incentive Plan activity (Note L)                                  4,069,000
   Translation adjustment
    Unrealized loss on marketable securities (Notes A and E)
                                                                      -------------------------------------------
  Balance at December 31, 1994                                        $1,432,000     $31,895,000    $105,123,000
                                                                      ===========================================


                                                                            COMMON STOCK
                                                                          HELD IN TREASURY             OTHER
                                                                      --------------------------       EQUITY
                                                                          SHARES       AMOUNT          ACCOUNTS          TOTAL
                                                                      ------------------------------------------------------------
   Net loss                                                                                                            (21,378,000)
   Cash dividends - Common Shares - $3.3125 per share                                                                   (4,196,000)
   Cash dividends - Redeemable Preferred Stock - $6.625 per share                                                         (212,000)
   Common Shares acquired - at cost                                     1,993          (372,000)                          (372,000)
   Increase in redemption value of Redeemable Preferred
     Stock(Note G)                                                                                                        (926,000)
   Restricted stock activity (Note I)                                  (1,750)          226,000                            256,000
   Tax benefit from restricted stock  (Note K)                                                                             450,000
   Common Shares issued upon exercise of stock options                 (3,333)          420,000                            319,000
   Tax benefit from exercise of stock options (Note K)                                                                     118,000
   Senior Management Incentive Plan activity (Note L)                                                                    4,069,000
   Translation adjustment                                                                             2,845,000          2,845,000
    Unrealized loss on marketable securities (Notes A and E)                                         (1,345,000)        (1,345,000)
                                                                      ------------------------------------------------------------
  Balance at December 31, 1994                                        188,133      $(22,799,000)    $(6,946,000)      $108,705,000
                                                                      ============================================================


See notes to consolidated financial statements.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

                      Consolidated Statements of Cash Flows

                                                                               YEAR ENDED DECEMBER 31
                                                                  1994                 1993                  1992
                                                              -------------------------------------------------------
OPERATING ACTIVITIES
Net (loss) income                                            $(21,378,000)        $  17,681,000         $ 15,904,000
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization of fixed assets              15,093,000            13,591,000           13,171,000
    Goodwill write-off                                         39,944,000             1,939,000            3,065,000
    Amortization of intangibles                                 7,475,000             5,486,000            5,107,000
    Deferred compensation                                       9,006,000             6,379,000            8,572,000
    Equity in earnings of nonconsolidated affiliated
       companies, net of dividends received of
       $903,000, $1,336,000 and $595,000                         (770,000)             (635,000)            (308,000)
    Minority interest applicable to consolidated
       companies                                                3,040,000             4,508,000            7,612,000
    Amortization of restricted stock expense                      116,000               256,000              280,000
    Deferred income taxes                                      (5,104,000)           (3,271,000)           5,351,000

    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable              (31,058,000)          (29,082,000)          27,633,000
      (Increase) decrease in expenditures billable to
         clients                                               (6,006,000)              555,000           (4,014,000)
      Decrease (increase) in other current assets              10,739,000            28,454,000          (11,434,000)
      Increase in other assets                                 (3,077,000)           (4,141,000)          (5,082,000)
      (Decrease) increase in accounts payable                  (4,220,000)           76,731,000              769,000
      (Decrease) increase in accrued expenses and
         other                                                 (9,424,000)           (5,580,000)           8,976,000
      Increase in income taxes payable                          6,600,000             2,385,000              478,000
      Decrease in other liabilities                            (2,507,000)           (7,298,000)         (26,160,000)
                                                              -------------------------------------------------------
Net cash provided by operating activities                       8,469,000           107,958,000           49,920,000

INVESTING ACTIVITIES
Purchases of fixed assets                                     (17,067,000)          (13,421,000)         (11,904,000)
Increase in investments in and advances to
   nonconsolidated affiliated companies                        (3,564,000)           (4,849,000)          (1,731,000)
Purchases of marketable securities                             (1,517,000)          (22,572,000)
Increase in intangibles, primarily goodwill                   (14,800,000)           (6,770,000)          (1,780,000)
                                                              -------------------------------------------------------
Net cash used in investing activities                         (36,948,000)          (47,612,000)         (15,415,000)

           Grey Advertising Inc. and Consolidated Subsidiary Companies

                                                                                YEAR ENDED DECEMBER 31
                                                                   1994                  1993                1992
                                                             ---------------------------------------------------------
FINANCING ACTIVITIES
Net proceeds from (repayments of) short-term
   borrowing                                                 $  15,826,000         $   9,762,000         $(11,331,000)
Common Shares issued under Restricted Stock Plan                   141,000
Common Shares acquired for treasury                               (372,000)             (787,000)            (492,000)
Cash dividends paid on Common Shares                            (4,112,000)           (3,884,000)          (3,519,000)
Cash dividends paid on Redeemable Preferred Stock                 (212,000)             (204,000)            (206,000)
Proceeds from exercise of stock options                            319,000               786,000            1,041,000
Proceeds from the redemption of Redeemable
   Preferred Stock                                                                      (300,000)
Proceeds from long-term debt                                                          30,000,000
                                                             ---------------------------------------------------------
Net cash provided by (used in) financing activities             11,590,000            35,373,000          (14,507,000)
Effect of exchange rate changes on cash                          5,699,000            (7,207,000)           1,231,000
                                                             ---------------------------------------------------------
(Decrease) increase in cash and cash equivalents               (11,190,000)           88,512,000           21,229,000
Cash and cash equivalents at beginning of year                 181,267,000            92,755,000           71,526,000
                                                             ---------------------------------------------------------
Cash and cash equivalents at end of year                     $ 170,077,000         $ 181,267,000         $ 92,755,000
                                                             =========================================================


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

           Grey Advertising Inc. and Consolidated Subsidiary Companies

                  Notes to Consolidated Financial Statements

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Material intercompany balances and transactions have been eliminated in consolidation. Certain amounts for years prior to 1994 have been reclassified to conform with the current year classification.

COMMISSIONS AND FEES

Income derived from advertising placed with media is generally recognized based upon the publication or broadcast dates. Income resulting from expenditures billable to clients is generally recognized when billed. Payroll costs are expensed as incurred.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less from the purchase date to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturities of those instruments.

INVESTMENTS IN AND ADVANCES TO NONCONSOLIDATED AFFILIATED COMPANIES

The Company generally carries its investments in nonconsolidated affiliated companies on the equity method. Certain investments which are not material in the aggregate are carried on the cost method.

FIXED ASSETS

Depreciation of furniture, fixtures and equipment is provided for over their estimated useful lives ranging from three to ten years and has been computed principally by the straight-line method. Amortization of leaseholds and leasehold improvements is provided for principally over the terms of the related leases, which are not in excess of the lives of the assets.

FOREIGN CURRENCY TRANSLATION

Primarily all balance sheet accounts of the Company's foreign operations are translated at the exchange rate in effect at each year end and income statement accounts are translated at the average exchange rates prevailing during the year. Resulting translation adjustments are made directly to a separate component of stockholders' equity. Foreign currency transaction gains and losses are reported in income. During 1994, 1993 and 1992, foreign currency transaction gains and losses were not material

           Grey Advertising Inc. and Consolidated Subsidiary Companies

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLES

The excess of purchase price over underlying net equity of certain consolidated subsidiaries and nonconsolidated affiliated companies at the date of acquisition ("goodwill") is being amortized by the straight-line method over periods of up to 20 years. The amounts of goodwill associated with consolidated subsidiaries (included in Other Assets) and nonconsolidated investments (included in Investments in and Advances to Nonconsolidated Affiliated Companies) were $36,603,000 and $7,718,000 in 1994 and $63,965,000 and $6,995,000 in 1993,
respectively.

Annually, the Company assesses the carrying value of its goodwill and the respective periods of amortization. As part of the evaluation, the Company considers a number of factors including actual operating results, the impact of gains and losses of major local clients, the impact of any loss of key local management staff and any changes in general economic conditions. In 1994, the Company formalized its assessment of goodwill and quantified the recoverability of goodwill based on each agency's estimated future non-discounted cash flows over the applicable remaining amortization periods. This required management to make certain specific assumptions with respect to future revenue and expense levels. Where multiple investments had been made in an agency, a weighted average amortization period is used.

Charges to reflect permanent impairment are recorded to the extent that the unamortized book value of the goodwill exceeds the future cumulative non-discounted cash flows. If such cash flows are expected to recover less than 10% of the associated goodwill, a full write-off is recorded. No write-off is recorded if the cash flows are expected to recover 90% or more of the associated goodwill.

INCOME TAXES

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides appropriate foreign withholding taxes on unremitted earnings of consolidated and nonconsolidated foreign companies.

MARKETABLE SECURITIES

Effective December 31, 1993, the Company adopted FAS 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified its investments in marketable securities as available-for-sale at the time of purchase and re-evaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, based on publicly quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity.

         Grey Advertising Inc. and Consolidated Subsidiary Companies

B. FOREIGN OPERATIONS

The following financial data is applicable to consolidated foreign subsidiaries:

                                      1994                        1993                       1992
                                 --------------------------------------------------------------------
Current assets                   $ 349,208,000                $357,391,000               $369,342,000
Current liabilities                364,571,000                 367,048,000                372,391,000
Other assets--net of
   other liabilities                50,696,000                  69,915,000                 77,214,000
Net (loss) income                  (35,043,000)                  2,584,000                  4,473,000


Consolidated retained earnings at December 31, 1994 includes equity in unremitted earnings of nonconsolidated foreign companies of approximately $4,156,000.

C. OTHER INCOME - NET

                                         1994                     1993                       1992
                                     ----------------------------------------------------------------
Interest income                      $ 7,507,000               $ 7,307,000               $ 6,565,000
Interest expense                      (7,833,000)               (7,558,000)               (7,170,000)
Dividends from affiliates                 86,000                   674,000                   198,000
Other -- net                             499,000                 1,494,000                 1,037,000
                                     ----------------------------------------------------------------
                                     $   259,000               $ 1,917,000               $   630,000
                                     ================================================================

D. FIXED ASSETS

Components of fixed assets - at cost are:

                                                              1994                   1993
                                                          ----------------------------------
Furniture, fixtures and equipment                         $97,988,000            $90,304,000
Leaseholds and leasehold improvements                      43,770,000             42,091,000
                                                          ----------------------------------
                                                          141,758,000            132,395,000
Less accumulated depreciation and
   amortization                                            80,584,000             74,671,000
                                                          ----------------------------------
                                                          $61,174,000            $57,724,000
                                                          ==================================

           Grey Advertising Inc. and Consolidated Subsidiary Companies

E. MARKETABLE SECURITIES

At December 31, 1994 and 1993, the Company's investments in marketable securities consist of U.S. Treasury obligations with maturities of 11 months to 6 years and a market value of $22,463,000 and $22,425,000, respectively. At December 31, 1994 and 1993, the Company has recorded unrealized losses of $1,492,000 and $147,000, respectively related to these investments.

F. CREDIT ARRANGEMENTS AND LONG-TERM DEBT

The Company maintains committed lines of credit of $40,000,000 with various banks and may draw against the lines on unsecured demand notes at rates below the applicable bank's prime interest rate. These lines of credit were partially utilized during both 1994 and 1993 to secure obligations of selected foreign subsidiaries in the respective year-end amounts of $15,000,000 and $11,100,000. The weighted average interest rate related to the debt associated with the committed lines of credit was 6.25% and 7.7% at December 31, 1994 and 1993 respectively. The Company had $49,460,000 and $34,751,000 outstanding under other uncommitted lines of credit at December 31, 1994 and 1993, respectively. The weighted average interest rate for the borrowings under the uncomitted lines of credit was 7.7% and 10.9%, at December 31, 1994 and 1993, respectively. The carrying amount of the debt outstanding under both the committed and uncommitted lines of credit approximates fair value because of the short maturities of the underlying notes.

In January 1993, the Company borrowed $30,000,000 from the Prudential Insurance Company at a fixed interest rate of 7.68% and principal repayable in equal installments of $10,000,000 in January 1998, 1999 and 2000. The terms of the loan agreement require, inter alia, that the Company maintain specified levels of net worth, meet certain cash flow requirements and limit its incurrence of additional indebtedness to certain specified amounts. At December 31, 1994, the Company was in compliance with all of these covenants. The fair value of the Prudential debt is estimated to be $29,900,000 and $31,400,000 at December 31, 1994 and 1993 respectively. This estimate was determined using a discounted cash flow analysis using current interest rates for debt having similar terms and remaining maturities.

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

December 10,1997 from an officer of the Company that is included in Other Assets at December 31, 1994 and 1993. During each of the years 1994, 1993 and 1992, the Company paid to the officer interest of $257,000 pursuant to the terms of the Debenture and the officer paid to the Company interest of $270,000 pursuant to the terms of the 9% promissory note.

For the years 1994, 1993 and 1992, the Company made interest payments of $7,839,000, $6,529,000 and $7,242,000, respectively.

G. REDEEMABLE PREFERRED STOCK

As of December 31, 1994, the Company had outstanding 20,000 shares of Series I Preferred Stock, 5,000 shares each of its Series II and Series III Preferred Stock, and 2,000 shares of Series 1 Preferred Stock. As of December 31, 1993, the Company had outstanding 22,000 shares of Series 1 Preferred Stock and 5,000 shares each of its Series 2 and 3 Preferred Stock which were sold to certain current and former employees, including one senior executive, for a combination of cash and full recourse promissory notes (included in Other Assets). In April 1994, the senior executive entered into an Exchange Agreement pursuant to which he exchanged 20,000 shares of Series 1 Preferred Stock and 5,000 shares each of Series 2 and Series 3 Preferred Stock (collectively, the "Original Preferred Stock") for a like number of shares of new Preferred Stock, designated Series I Preferred Stock, Series II Preferred Stock and Series III Preferred Stock (collectively, the "New Preferred Stock"). The terms of the New Preferred Stock, including the basic economic terms relating thereto, are essentially the same as the Original Preferred Stock, except that the redemption date of the new Preferred Stock is fixed at April 7, 2004, unless redeemed earlier under the circumstances described below, rather than on a date determined by reference to the senior executive's termination of full-time employment with the Company, as was the case with the Original Preferred Stock. The terms of the New Preferred Stock also give the holder, his estate or legal representative, as the case may be, the option to require the Company to redeem his New Preferred Stock for a period of 12 months following his (i) death, (ii) permanent disability or permanent mental disability, (iii) termination of full-time employment for good reason or (iv) termination of full-time employment by the Company with cause. In addition, the maturity date for the outstanding promissory notes referred to above was extended to April, 2004. The terms of the Series 1 Preferred Stock permits the holder of shares thereof the option to have his shares redeemed upon termination of his employment prior to age 65. The Company is obligated to redeem such shares following the attainment of age 65 by the holder thereof following termination of employment.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

G. REDEEMABLE PREFERRED STOCK (CONTINUED)

Each share of Preferred Stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock upon redemption (subject to certain adjustments), less a fixed discount established upon the issuance of the Preferred Stock. The holders of each class of Preferred Stock are entitled to receive cumulative preferential dividends at the annual rate of $.25 per share, and to participate in dividends on one share of the Common Stock and one share of the Class B Common Stock to the extent such dividends exceed the per share preferential dividend. In April 1993, the Company, at the option of one holder, after attainment of age 65, redeemed 2,000 shares of Series 1 Preferred Stock at a price of $347,000. The Company discharged its obligation by payment of cash of $300,000 and forgiveness of the holder's promissory note of $47,000. The amount of the full recourse promissory notes included in Other Assets at December 31, 1994 and 1993 was $763,000. The interest paid by the senior employees to the Company in 1994, 1993 and 1992 pursuant to the terms of these notes was $70,000, $70,000 and $77,000, respectively.

In accordance with the terms of the respective Certificates of Designation and Terms of each Series of Preferred Stock ("Certificates"), the change in redemption value in 1994 does not reflect the write-off of goodwill described in Notes A and M, but rather reflects amortization as if the Company had continued to write-off goodwill in accordance with historical amortization schedules.

Following the distribution of the new class of Common Stock designated Limited Duration Class B Common Stock, the holder of the Preferred Stock became entitled to eleven votes per share on all matters submitted to the vote of stockholders. The holder of the Series I Preferred Stock is entitled, as well, to vote as a single class to elect or remove one-quarter of the Board of Directors, to approve the merger or consolidation of the Company or the sale by it of all or substantially all of its assets, and to approve the authorization or issuance of any other class of Preferred Stock having equivalent voting rights.

In the event of the liquidation of the Company, holders of Preferred Stock are entitled to a preferential liquidation distribution of $1.00 per share in addition to all accrued and unpaid preferrential dividends.

The total carrying value of the Preferred Stock (applicable to those shares outstanding at each respective year end) increased by $926,000, $468,000 and $415,000 in 1994, 1993 and 1992, respectively. The change in carrying value represents the change in redemption value during those periods. This change is referred to as "Additional Capital Applicable to Redeemable Preferred Stock" in the respective Certificates.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

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

I. RESTRICTED STOCK AND STOCK OPTION PLANS

The Company's 1994 Stock Incentive Plan ("Stock Incentive Plan") was adopted in March 1994 subject to stockholder approval which was received in June 1994. The Stock Incentive Plan replaces the Restricted Stock Plan, the Executive Growth Plan, the Incentive Stock Option Plan and the Nonqualified Stock Option Plan ("Prior Plans") and any shares available for granting of awards under the Prior Stock Plans are no longer available for such awards. Options granted pursuant to the Prior Plans remain outstanding and in full force and shares reserved remain for such purposes.

STOCK INCENTIVE PLAN

Under the Stock Incentive Plan, awards in the form of incentive or nonqualified stock options or restricted stock are available to be granted through June 2003 to officers and other key employees. A maximum of 250,000 shares of Common Stock are available for grant under the Stock Incentive Plan and no employee can be granted stock options in excess of 75,000 shares or more than 75,000 shares of restricted stock. Stock options cannot be granted at a price less than 100% of the fair market value of the shares on the date of grant. A committee of the Board of Directors ("the Committee") determines the terms and conditions under which the awards may be granted or exercised. Options, however, shall expire not later than ten years from the date of grant. Shares of restricted stock may be sold to participants, at a purchase price determined by the Committee (which may be less than fair market value per share). During 1994, non-qualified options for 3,250 shares of Common Stock were granted a total option price of $530,750. In addition, 1,750 shares of Restricted Stock were issued at prices between $77.50 and $81.50 per share with restrictions as to transferability expiring after five years. No restrictions lapsed during 1994 and no restricted stock or options were forefeited during 1994. At December 31,1994, there were 245,000 shares of Common Stock available for issuance under the Stock Incentive Plan.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

I. RESTRICTED STOCK AND STOCK OPTIONS PLANS (CONTINUED)

Compensation to employees under the Plan of $134,000 representing the unamortized excess of the market value of restricted stock over any cash consideration received, is carried as a reduction of Paid-In Additional Capital and is charged to income ($7,000 in 1994) over the related required period of service of the respective employees.

RESTRICTED STOCK PLAN

Shares which have been issued and are now outstanding under the provisions of the Company's Restricted Stock Plan are subject to restrictions as to transferability expiring generally five or six years from the date of issue. In 1990, an additional 100,000 shares of Common Stock were authorized under this Plan. During 1994, the restriction lapsed on 13,800 shares of Common Stock. At December 31, 1994, there were no shares of Common Stock or Class B Common Stock reserved by the Company and available for issuance under this Plan. At December 31, 1993, there were 125,000 shares of Common Stock and 49,900 shares of Class B Common Stock reserved for issuance under this Plan. Compensation to employees under the Plan of $105,000 representing the unamortized excess of the market value of restricted stock over any cash consideration received, is carried as a reduction of Paid-In Additional Capital and is charged to income ($109,000 in 1994, $256,000 in 1993 and $252,000 in 1992) over the related required period of service of the respective employees.

This plan was replaced by the Stock Incentive Plan discussed above.

EXECUTIVE GROWTH PLAN

Under the terms of the Company's qualified stock option plan (Executive Growth
Plan), options were granted to officers and other key employees at prices not less than 100% of the fair market value of the shares on the date of grant. At December 31, 1994, 1993 and 1992, there were no options outstanding and no options exercisable. At December 31, 1991, there were 25,000 options for Class B Common Stock and 25,000 options for Common Stock outstanding and exercisable under this plan. During 1992, these options were exercised at a total option price of $3,237,000, and were paid for with cash of $67,000 and a note from an officer of the Company in the amount of $3,170,000 due and payable in December 2001 at a fixed interest rate of 6.06%. At December 31, 1994, there were no shares of either Common Stock or Class B Common Stock reserved by the Company for issuance with respect to the Plan. In addition, the holder of the options was entitled to receive an additional amount representing the dividends which would have been paid if the options had been exercised on the date of grant. The holder used this additional amount ($1,153,000) to purchase an additional 8,905 shares of both Common Stock and Class B Common Stock. The additional amount was reflected as compensation expense in 1992 and in years prior to the exercise.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

I. RESTRICTED STOCK AND STOCK OPTIONS PLANS (CONTINUED)

In addition, and in accordance with the terms of the option agreement, the holder of the options issued to the Company a promissory note in the principal amount of $2,340,000 bearing interest at the rate of 6.06%, payable in December 2001, to settle his obligation to provide the Company with funds necessary to pay the required withholding taxes due upon the exercise of the options. The Company received a tax benefit of $1,556,000 upon the exercise of the options. A portion of this note equal to the tax benefit and the full amount of the note for $3,170,000 are reflected in a separate component of stockholders' equity at December 31, 1994 and 1993.

The interest paid to the Company by the holder pursuant to the terms of the two notes issued in connection with the option exercise was $334,000 in both 1994 and 1993.

This plan was replaced by the Stock Incentive Plan discussed above.

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

Transactions involving outstanding stock options under this Plan were:

                                                           NUMBER OF SHARES
                                                    -------------------------------
                                                      CLASS B
                                                      COMMON                 COMMON              TOTAL
                                                       STOCK                  STOCK           OPTION PRICE
                                                     ----------------------------------------------------
   Outstanding, December 31, 1991                      14,833                19,833            $2,635,000
   Cancelled                                             (500)                 (500)              (65,000)
   Exercised                                          (10,233)              (10,233)           (1,323,000)
                                                     ----------------------------------------------------
   Outstanding, December 31, 1992                       4,100                 9,100             1,247,000
   Cancelled                                             (300)                 (300)              (58,000)
   Exercised                                           (3,700)               (3,700)             (676,000)
                                                     ----------------------------------------------------
   Outstanding, December 31, 1993                         100                 5,100               513,000
   Exercised                                             (100)                 (100)              (18,000)
                                                     ----------------------------------------------------
   Outstanding, December 31, 1994                         -0-                 5,000           $   495,000
                                                     ====================================================

           Grey Advertising Inc. and Consolidated Subsidiary Companies

I. RESTRICTED STOCK AND STOCK OPTIONS PLANS (CONTINUED)

As of December 31, 1994, options to acquire 2,856 shares of Common Stock were exercisable. There are 5,000 shares of Common Stock reserved to be issued with respect to this plan.

This plan was replaced by the Stock Incentive Plan discussed above.

NONQUALIFIED STOCK OPTION PLAN

On December 2, 1987, the Company adopted a Nonqualified Stock Option Plan, whereby 100,000 shares of Common Stock were reserved for issuance. In 1990, the number of shares of Common Stock authorized for issuance under this Plan was increased to 200,000. No shares were available for grant after June, 1994. At the discretion of a Committee of the Board of Directors, nonqualified stock options were granted to employees eligible to receive options at prices not less than 100% of the fair market value of the shares on the date of grant, and options must be exercised within 10 years of grant and for only specified limited periods beyond termination of employment.

Transactions involving outstanding stock options under this Plan were:

                                                       NUMBER               TOTAL
                                                      OF SHARES          OPTION PRICE
                                                      -------------------------------
           Outstanding, December 31, 1991               40,850            $4,307,000
           Cancelled                                    (2,200)             (257,000)
           Issued                                        1,000               131,000
           Exercised                                      (533)              (50,000)
                                                      -------------------------------
           Outstanding, December 31, 1992               39,117             4,131,000
           Cancelled                                      (567)              (58,000)
           Exercised                                    (1,184)             (110,000)
                                                      -------------------------------
           Outstanding, December 31, 1993               37,366             3,963,000
           Cancelled                                    (1,084)             (116,000)
           Exercised                                    (3,133)             (301,000)
                                                      -------------------------------
           Outstanding, December 31, 1994               33,149            $3,546,000
                                                      ===============================

As of December 31, 1994 and 1993, 27,867 and 19,668 of the outstanding options, respectively, were exercisable, and 33,149 shares were reserved for issuance under this plan.

This plan was replaced by the Stock Incentive Plan discussed above.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

J. COMPUTATION OF NET INCOME PER COMMON SHARE

The computation of net income per common share is based on the weighted average number of common shares outstanding, including adjustments for the effect of the assumed exercise of dilutive stock options and shares issuable pursuant to the Company's Senior Management Incentive Plan (see Note L(1)) (1,285,605 in 1994, 1,263,900 in 1993 and 1,205,241 in 1992) and, for fully diluted net income per common share, the assumed conversion of the 8-1/2% Convertible Subordinated Debentures issued in December 1983. Also, for the purpose of computing net income per common share, the Company's net income is reduced by dividends on the Preferred Stock and is reduced or increased to the extent of an increase or decrease, respectively, in redemption value of the Preferred Stock. Primary net income per common share is computed as if stock options were exercised at the beginning of the period and the funds obtained thereby used to purchase common shares at the average market price during the period. In computing fully diluted net income per common share, the market price at the close of the period or the average market price, whichever is higher, is used to determine the number of shares which are assumed to be repurchased.

The effects of the Preferred Stock dividend requirements and the change in redemption values amounted to $.88, $.53 and $.52 per share in 1994, 1993 and 1992, respectively.

K. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. At December 31, 1994, 1993 and 1992, the Company had deferred tax assets of $19,651,000, $16,282,000 and $15,334,000 and deferred tax liabilities of $10,459,000, $12,194,000 and
$14,517,000, respectively, detailed as follows:

           Grey Advertising Inc. and Consolidated Subsidiary Companies

K. INCOME TAXES (CONTINUED)

                                                                DEFERRED TAX ASSETS (LIABILITIES)
                                                             1994             1993               1992
                                                            ---------------------------------------------
   Restructuring costs and related future tax benefits      $2,056,000      $3,531,000       $  5,767,000
   Deferred compensation                                     8,955,000       5,730,000          4,220,000
   Accrued expenses                                          8,640,000       7,021,000          5,347,000
   Safe harbor lease and depreciation                       (7,493,000)     (9,228,000)       (10,772,000)
   Tax on unremitted foreign earnings and other             (2,966,000)     (2,966,000)        (3,745,000)
                                                            ---------------------------------------------
                                                             9,192,000       4,088,000            817,000
   Valuation allowance for deferred tax assets                   -0-             -0-                -0-
                                                            ---------------------------------------------
   Net deferred tax assets                                  $9,192,000      $4,088,000       $    817,000
                                                            =============================================

The components of income before taxes on income are as follows:

                                           1994                  1993                       1992
                                       -------------------------------------------------------------
   Domestic                            $ 25,918,000          $28,646,000                 $20,440,000
   Foreign                              (24,308,000)          14,059,000                  22,148,000
                                       -------------------------------------------------------------
                                       $  1,610,000          $42,705,000                 $42,588,000
                                       =============================================================

Provisions (benefits) for Federal, foreign, state and local income taxes consisted of the following:

                            1994                          1993                            1992
                 ---------------------------------------------------------------------------------------
                    CURRENT      DEFERRED        CURRENT         DEFERRED       CURRENT        DEFERRED
                 ---------------------------------------------------------------------------------------
   Federal       $11,510,000   $(2,470,000)    $12,106,000     $(2,448,000)    $1,649,000     $3,752,000
   Foreign         9,034,000    (1,197,000)      8,580,000      (1,578,000)    11,727,000
   State and
      local        6,181,000    (1,437,000)      5,072,000         755,000      1,248,000      1,599,000
                 ---------------------------------------------------------------------------------------
                 $26,725,000   $(5,104,000)    $25,758,000     $(3,271,000)   $14,624,000     $5,351,000
                 =======================================================================================

The effective tax rate varied from the statutory Federal income tax rate as follows:

                                                                        1994          1993          1992
                                                                    -------------------------------------
       Statutory Federal tax rate                                       35.0%         35.0%         34.0%
       State and local income taxes (benefits), net of Federal
          income tax                                                   191.5           8.9           4.4
       Difference in foreign tax rates                                 215.0           6.8           8.7
       Withholding tax on unremitted foreign earnings                   33.4           1.2           1.0
       Goodwill write-off                                              868.3           1.6           2.5
       Adjustment of prior years' provisions                           (24.8)         (2.2)         (4.9)
       Other -- net                                                     24.5           1.4           1.2
                                                                    -------------------------------------
                                                                     1,342.9%         52.7%         46.9%
                                                                    =====================================

           Grey Advertising Inc. and Consolidated Subsidiary Companies

K. INCOME TAXES (CONTINUED)

During the years 1994, 1993 and 1992, the Company made net income tax payments of $19,005,000, $18,748,000 and $14,435,000, respectively.

The tax benefit resulting from the difference between compensation expense deducted for tax purposes and compensation expense charged to income for restricted stock and nonqualified stock options is recorded as an increase to Paid-In Additional Capital.

L. RETIREMENT PLANS, DEFERRED COMPENSATION, LEASES AND CONTINGENCIES

1. The Company's Profit Sharing Plan is available to all employees of the Company and qualifying subsidiaries meeting certain eligibility requirements. The Plan provides for contributions by the Company at the discretion of the Board of Directors, subject to maximum limitations. The Company also operates a noncontributory Employee Stock Ownership Plan covering eligible employees of the Company and qualifying subsidiaries, under which the Company may make contributions (in stock or cash) to an Employee Stock Ownership Trust ("ESOT") in amounts each year as determined at the discretion of the Board of Directors. The Company made only cash contributions to the Plan in 1994, 1993 and 1992. The Company and the ESOT have certain rights to purchase shares from participants whose employment has terminated. In addition to the two plans noted above, various subsidiaries maintain separate profit sharing and retirement arrangements. Furthermore, the Company also provides additional retirement and deferred compensation benefits to certain officers and employees.

     The Company maintains a Senior Management Incentive Plan in which deferred compensation is granted to senior executive or management employees deemed essential to the continued success of the Company. The amount recorded as an expense related to this Plan amounted to $5,434,000, $4,581,000 and $4,340,000 in 1994, 1993 and 1992, respectively. Approximately $4,215,300,
     $3,343,000 and $1,160,000 of Plan expense incurred in 1994, 1993 and 1992, respectively, will be payable in Company stock in accordance with the terms of the Plan. These awards convert into 28,081, 18,461 and 8,624 equivalent shares of Common Stock in 1994, 1993 and 1992, respectively. The future obligation related to the stock award has been reflected as an increase to Paid-In Additional Capital.

     Expenses related to the foregoing plans and benefits aggregated $24,211,000 in 1994, $21,057,000 in 1993 and $25,002,000 in 1992.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

L. RETIREMENT PLANS, DEFERRED COMPENSATION, LEASES AND CONTINGENCIES (CONTINUED)

     In December 1990, the Company amended its employment agreement with its Chairman and Chief Executive Officer. Concurrently, the Company also discharged this individual's pension obligation which had been established pursuant to the terms of his long-standing employment agreement. This obligation was partially satisfied by a distribution of approximately $19.8 million from a trust fund previously established by the Company for this purpose. The remainder of the amount necessary to discharge this obligation (approximately $9.5 million) was distributed from general corporate funds. Included in Other Assets at December 31, 1994 and 1993 is approximately $7,100,000 and $9,500,000 respectively, related to this arrangement which is being amortized to expense over the remaining term of the related employment agreement.

     Pursuant to an employment agreement, dated December 21, 1990, an executive officer of the Company borrowed $1,000,000 from the Company repayable at December 31, 1995, except that one-fifth of the principal of the loan is forgiven by the Company each December 31, beginning with December 31, 1991, provided that the officer continues to be employed by the Company on those dates. In 1994, the executive officer entered into a new employment agreement. Pursuant to that agreement, the executive officer borrowed an additional $600,000 from the Company repayable at December 31, 1998 except that one-third of the principal of the loan is forgiven by the Company each December 31, beginning with December 31, 1996, provided that the officer continues to be employed by the Company on those dates. In 1994, 1993 and 1992, the Company has included in each year $200,000 of compensation expense, representing the amount of loan forgiven each year. As of December 31, 1994 and 1993, the remaining loan balance was $800,000 and $400,000, respectively (the long-term portion of the loan, $600,000 in 1994 and $200,000 in 1993, is included in Other Assets).

2. Rental expense amounted to approximately $35,568,000 in 1994, $32,725,000 in 1993 and $33,741,000 in 1992 which is net of sub-lease rental income of $1,263,000 in 1994, $2,016,000 in 1993, and $3,343,000 in 1992. Approximate
     minimum rental commitments, excluding escalations, under noncancellable operating leases are as follows:

                                                   SUB-LEASE
                            OFFICE SPACE          COMMITMENTS                NET
                           ----------------------------------------------------------
     1995                   $27,822,000            $(352,000)             $27,470,000
     1996                    25,847,000             (147,000)              25,700,000
     1997                    24,381,000             (165,000)              24,216,000
     1998                    20,486,000              (79,000)              20,407,000
     1999                    19,945,000              (80,000)              19,865,000
     Beyond 1999             36,175,000              (65,000)              36,110,000
                           ----------------------------------------------------------
                           $154,656,000            $(888,000)            $153,768,000
                           ==========================================================


3. The Company is not involved in any pending legal proceedings not covered by insurance or by adequate indemnification or which, if decided adversely, would have a material effect on either the results of operations, liquidity or financial position of the Company.

M. GOODWILL WRITE-OFF

In the fourth quarter of 1994, the Company wrote-off $39,944,000 of goodwill. The non-cash write-off related almost exclusively to international acquisitions made by the Company principally in the 1980's. The carrying value of the Company's goodwill prior to the write-off was approximately $84,000,000 and the write-off was associated with 34 of the almost 100 investments for which the Company had unamortized goodwill. The portion of the write-off relating to advertising agencies was approximately $31,295,000 and $8,649,000 related to public relations agencies. Significant amounts of these write-offs related to operations in the United Kingdom.

The widely recognized international recession seriously affected the advertising industry, particularly in Western Europe, where the Company has its largest and most developed international operations. As the recession abated in the latter part of 1994, the Company was able to assess more clearly the long-term prospects of the affected operations. At that point, and in connection with annual business plan meetings which took place in the fourth quarter, it became clear that the goodwill associated with a number of the agencies had become permanently impaired. Management's projections indicated that anticipated future cash flows for these specific operations would not, as would be expected in a normal post-recession environment, recover sufficiently to cover amortization of the associated goodwill.

The material portion of the goodwill write-off related to ten agencies acquired in the United Kingdom as part of a strategy to develop the Company's representation outside of the London market in the general advertising category and in specialized disciplines (such as retail advertising, promotional services and public relations). With the revival of the industry, a review of the Company's local market strategies and in conjunction with several key management changes, client losses or the inability of these operations to maintain revenues with replacement or new clients, after the analysis referred to above, management concluded that the goodwill associated with these operations had been permanently impaired. While future client losses and management changes could affect the Company's operation in the United Kingdom, the Company has consolidated a number of operations, thereby lessening the likelihood of a negative impact from any instance of client or management turnover. In addition, the unimpaired goodwill balances associated with the United Kingdom operations represents less than 10% of the Company's consolidated unamortized goodwill as of December 31, 1994.

In 1993 and 1992, respectively, the Company wrote-off $1,939,000 and $3,065,000 of goodwill in excess of normal amortization schedules.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

N. INDUSTRY SEGMENT AND RELATED INFORMATION

Commissions and fees and operating profit by geographic area for the years ended December 31, 1994, 1993 and 1992, and related identifiable assets at December 31, 1994, 1993 and 1992 are summarized below (000s omitted):


                                              UNITED STATES                       WESTERN EUROPE
                                     ---------------------------------   ---------------------------------
                                       1994       1993        1992         1994         1993        1992
                                     ---------------------------------------------------------------------
Commissions and fees                 $277,411    $267,964     $241,279   $273,754     $260,005    $281,632

Operating profit (loss)              $ 22,767  $   28,809    $  20,023   $(20,457)    $ 11,415    $ 16,594
                                     ---------------------------------------------------------------------

Other income-net

Income of consolidated companies
   before taxes on income


Identifiable assets                  $390,547    $353,532     $260,849   $353,904     $389,723    $427,728
                                     ---------------------------------------------------------------------

Investments in and advances to
   nonconsolidated affiliated

   companies
Total assets


                                                OTHER                             CONSOLIDATED
                                     -----------------------------     ------------------------------------
                                     1994        1993       1992        1994          1993         1992
                                     ----------------------------------------------------------------------
Commissions and fees                 $42,152    $39,274     $41,557     $593,317      $567,243     $564,468

Operating profit (loss)              $  (959)   $   564     $ 5,341     $  1,351      $ 40,788     $ 41,958
                                     ------------------------------

Other income-net                                                             259         1,917          630
                                                                        -----------------------------------
Income of consolidated companies
   before taxes on income                                               $  1,610      $ 42,705     $ 42,588
                                                                        -----------------------------------

Identifiable assets                  $69,130    $61,274     $52,627     $813,581      $804,529     $741,204
                                     ------------------------------

Investments in and advances to
   nonconsolidated affiliated                                             16,495        16,104       11,160
                                                                        -----------------------------------
   companies
Total assets                                                            $830,076      $820,633     $752,364
                                                                        -----------------------------------



Commissions and fees from one client amounted to 13.8%, 13.0% and 13.4% of the consolidated total in 1994, 1993 and 1992, respectively.

                                INDEX TO EXHIBITS
                                -----------------




Number Assigned
to Exhibit (i.e. 601
of Regulation S-K)            Description of Exhibits
--------------------          -----------------------


      3.01            Restated Certificate of Incorporation
                      of Grey Advertising Inc. ("Grey").
                      (Incorporated herein by reference to
                      Exhibit 3(a) to Grey's Current Report
                      on Form 8-K, dated April 7, 1994,
                      filed with the SEC pursuant to
                      Section 13 of the 1934 Act.)

      3.02            By-Laws of Grey as amended.
                      (Incorporated herein by reference to
                      Exhibit 3.02 to Grey's Annual Report on
                      Form 10-K for the fiscal year ended
                      December 31, 1988.)

      4.01            Stockholder Exchange Agreement, dated
                      as of April 7, 1994, by and between
                      Grey and Edward H. Meyer. (Incorporated
                      herein by reference to Ex-hibit 10(a) of Grey's Current Report on Form 8-K, dated
                      April 7, 1994, filed with the SEC
                      pursuant to Section 13 of the 1934 Act.

      4.02            Purchase Agreement, dated as of
                      December 10, 1983, between Grey and
                      Edward H. Meyer relating to the sale to
                      Mr. Meyer of Grey's 8-1/2% Convertible
                      Debentures, of even date therewith
                      ("Convertible Debenture"). (Incorporated herein by reference to Exhibit 3.08 to Grey's Annual Report on Form 10-K for the fiscal year ended December 31, 1983.)

      4.03            Extension Agreement, dated as of
                      November 19, 1991 between Grey and
                      Edward H. Meyer relating to the
                      extension of the maturity dates of
                      the Convertible Debenture and
                      related Promissory Note.  (Incorporated
                      herein by reference to Exhibit 3.07 to
                      Grey's Annual Report on Form 10-K for
                      the fiscal year ended December 31, 1991.)


                               INDEX TO EXHIBITS
                               -----------------



Numbering System
to Exhibit (i.e.601)
of Regulation S-K)            Description of Exhibits
--------------------          -----------------------


      4.04              Form of Convertible Debenture.
                        (Incorporated herein by reference to
                        Exhibit 3.09 to Grey's Annual Report on
                        Form 10-K for the fiscal year ended
                        December 31, 1983.)

      9.01              Voting Trust Agreement, dated as of
                        December 1, 1989, among the several
                        Beneficiaries, Grey and Edward H. Meyer
                        as Voting Trustee. (Incorporated herein
                        by reference to Exhibit 9.03 to Grey's
                        Annual Report on Form 10-K for the fiscal year ended December 31, 1989.)

      9.02              Amended and Restated Voting Trust
                        Agreement, dated as of February
                        24, 1986, as amended and restated as
                        of August 31, 1987 and again amended
                        and restated as of March 21, 1994,
                        among the several Beneficiaries there-
                        under, Grey and Edward H. Meyer as
                        Voting Trustee.  (Incorporated herein
                        by reference to Exhibit 9.04 to Grey's
                        Annual Report on Form 10-K for the
                        fiscal year ended December 31, 1993.)

      10.01*            Employment Agreement, dated as of
                        February 9, 1984, between Grey and Edward
                        H. Meyer ("Meyer Employment Agreement").
                        (Incorporated herein by reference to
                        Exhibit 10.01 to Grey's Annual Report on
                        Form 10-K for the fiscal year ended
                        December 31, 1983.)



                               INDEX TO EXHIBITS
                               -----------------





Number Assigned
to Exhibit (i.e. 601
of Regulation S-K)          Description of Exhibits
--------------------        -----------------------


      10.02*            Amendments Two through Seven to Meyer
                        Employment Agreement. (Incorporated
                        herein by reference to Exhibit 10.02 to
                        Grey's Annual Report on Form 10-K for the fiscal year ended December 31, 1985,
                        Exhibit 10.03 to Grey's Annual Report on
                        Form 10-K for the fiscal year ended
                        December 31, 1987, Exhibit 1 to Grey's
                        Current Report on Form 8-K, dated May 9,
                        1988, filed with the SEC pursuant to
                        Section 13 of the 1934 Act, Exhibit 2 to
                        Grey's current Report on Form 8-K, dated
                        May 9, 1988, filed with the SEC pursuant to Section 13 of the 1934 Act. Exhibit I to Grey's Current Report on Form 8-K, dated June 9, 1989, filed with the SEC pursuant to Section 13 of the 1934 Act and Exhibit 10.07 to Grey's Annual Report on Form 10-K for the fiscal year ended
                        December 31, 1990 respectively.)

      10.03*            Amendment and Extension Agreement, to
                        Meyer Employment Agreement, dated
                        March 22, 1995, by and between Grey
                        and Edward H. Meyer.

      10.04*            Deferred Compensation Trust Agreement
                        dated March 22, 1995, by and between
                        Grey and United States Trust Company
                        of New York.

      10.05*            Pension Agreement, dated as of
                        May 9, 1988, between Grey and Edward H.
                        Meyer. (Incorporated herein by reference to Exhibit 3 to Grey's Current Report on
                        Form 8-K, dated May 9, 1988 filed with
                        the SEC pursuant to Section 13 of the
                        1934 Act.)


                               INDEX TO EXHIBITS
                               -----------------





Number Assigned
to Exhibit (i.e. 601
of Regulation S-K)           Description of Exhibits
--------------------        -----------------------



      10.06*            Employment Agreement, dated as of
                        December 21, 1990, by and between
                        Grey and Stephen A. Novick.
                        (Incorporated herein by reference
                        to Exhibit 10.11 to Grey's Annual
                        Report on Form 10-K for the fiscal
                        year ended December 31, 1990.)

      10.07*            Amendment to Employment Agreement,
                        dated as of April 26, 1994, by and
                        between Grey and Stephen A. Novick.

      10.08*            Employment Agreement, dated as of
                        December 1, 1992, by and between
                        Grey and Robert L. Berenson.  (Incor-
                        porated herein by reference to
                        Exhibit 10.05 to Grey's Annual Report
                        on Form 10-K for the fiscal year
                        ended December 31, 1992.)

      10.09*            Employment Agreement, dated as of
                        January 1, 1993 by and between Grey and
                        Barbara S. Feigin. (Incorporated herein by reference to Exhibit 10.06 to Grey's
                        Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

      10.10*            Grey Advertising Inc. Book Value Pre-
                        ferred Stock Plan, as amended.
                        (Incorporated herein by reference to
                        Exhibit 4.1 to Grey's Current Report on
                        Form 8-K, dated June 14, 1983, filed with the SEC pursuant to Section 13 of the 1934 Act.)

      10.11*            Grey Advertising Inc. Amended and Re-
                        stated Senior Executive Officer Pension
                        Plan. (Incorporated herein by reference to Exhibit 10.08 to Grey's Annual Report on Form 10-K for the fiscal year ended
                        December 31, 1984.)




                                INDEX TO EXHIBITS
                                -----------------




Number Assigned
to Exhibit (i.e. 601
of Regulation S-K)          Description of Exhibits
--------------------        -----------------------


      10.12*            Grey Advertising Inc. 1993 Senior Man-
                        agement Incentive Plan.  (Incorporated
                        herein by reference to Exhibit A to the
                        Proxy Statement for Grey's Annual Meet-
                        ing of Stockholders dated June 27, 1994.)

      10.13*            Grey Advertising Inc. Restricted Stock
                        Plan, as amended and restated as of
                        April 3, 1986.  (Incorporated herein by
                        reference to Exhibit 4.03 to Grey's
                        Registration Statement on Form S-8, filed with the SEC pursuant to Section 6(a) of the '33 Act.)

      10.14*            Stock Option Agreement, dated as
                        of October 13, 1984, by and between
                        Grey and Edward H. Meyer ("Meyer 1984
                        Option Agreement"). (Incorporated herein by reference to Exhibit 10.15 to Grey's
                        Annual Report on Form 10-K for the fiscal year ended December 31, 1985.)

      10.15*            Extension Agreement, dated as of
                        March 27, 1992, by and between Grey and
                        Edward H. Meyer, relating to the Meyer
                        1984 Option Agreement. (Incorporated
                        herein by reference to Exhibit 10.13 to
                        Grey's Annual Report on Form 10-K for the fiscal year ended Dec-ember 31, 1992.)

      10.16*            Amendment One to Meyer 1984 Option
                        Agreement, dated as of December 29, 1992.
                        (Incorporated herein by reference to
                        Exhibit 10.14 to Grey's Annual Report on
                        Form 10-K for the fiscal year ended
                        December 31, 1992.)



                                INDEX TO EXHIBITS
                                -----------------




Number Assigned
to Exhibit (i.e. 601
of Regulation S-K)          Description of Exhibits
--------------------        -----------------------


      10.17             Notice of Exercise, dated
                        December 29, 1992, from Edward H. Meyer
                        to Grey pursuant to the Meyer 1984
                        Option Agreement. (Incorporated herein
                        by reference to Exhibit 10.15 to Grey's
                        Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

      10.18             Promissory Notes I and II, dated as of
                        December   29,  1992, from Edward H. Meyer
                        to Grey, delivered pursuant to the Meyer
                        1984 Option Agreement. (Incorporated
                        herein by reference to Exhibit 10.16 to
                        Grey's Annual Report on Form 10-K for the
                        fiscal year ended December 31, 1992.)

      10.19*            Stock Option Agreement, effective as
                        of January 5, 1995, by and between
                        Grey and Edward H. Meyer.  (Incorpor-
                        ated herein by reference to Exhibit 13
                        to Amendment No. 8 to the Statement on
                        Schedule 13D, dated as of March 10, 1995, filed by Edward H. Meyer.)

      10.20             Registration Rights Agreement, dated
                        as of June 5, 1986, between the Com-
                        pany and Edward H. Meyer.  (Incorpo-
                        rated herein by reference to Exhibit
                        12 to Amendment No. 8 to the State-
                        ment on Schedule 13D, dated as of
                        March 10, 1995, filed by Edward H.
                        Meyer.)

      10.21*            Grey Advertising Inc. Incentive Stock
                        Option Plan, as amended and restated as
                        of April 3, 1986. (Incorporated herein by reference to Exhibit 4.04 to Grey's
                        Registration Statement on Form S-8 filed with the SEC pursuant to Section 6(a) of the '33 Act.)




                                INDEX TO EXHIBITS
                                -----------------




Number Assigned
to Exhibit (i.e. 601
of Regulation S-K)          Description of Exhibits
--------------------        -----------------------


      10.22*            Grey Advertising Inc. 1987 Stock
                        Option Plan.  (Incorporated herein by
                        reference to Exhibit 10.24 to Grey's
                        Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)

      10.23*            Grey Advertising Inc. 1994 Stock Incen-
                        tive Plan. (Incorporated herein by refer-ence to Exhibit B to the Proxy Statement for Grey's 1994 Annual Meeting of
                        Stockholders, dated June 27, 1994.)

      10.24*            Note Agreement, dated as of
                        January 19, 1993, by and between Grey and The Prudential Insurance Company of
                        America. (Incorporated herein by
                        reference to Exhibit 10.21 to Grey's
                        Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

      10.25*            Bonuses - Grey has paid bonuses to
                        certain of its executive officers
                        (including those who are directors)
                        and employees in prior years including
                        1993, and may do so in future years.
                        Bonuses have been and may be in the form of cash, shares of stock or both although
                        Grey presently does not have any plans
                        to pay stock bonuses. Bonuses are not
                        granted pursuant to any formal plan.

      10.26*            Directors' Fees - It is the policy of
                        Grey to pay each of its non-employee
                        directors a fee of $4,500 per fiscal
                        quarter and a fee of $3,000 for each
                        meeting of the Board of Directors
                        attended.  This policy is not embodied
                        in any written document.





                                INDEX TO EXHIBITS
                                -----------------





Number Assigned
to Exhibit (i.e. 601
of Regulation S-K)          Description of Exhibits
--------------------        -----------------------


      10.27*            Deferred Compensation Agreement,
                        dated December 23, 1981, between
                        Grey and Mark N. Kaplan, regarding
                        deferral of payment of director's
                        fees to which Mr. Kaplan may become
                        entitled.  (Incorporated herein by
                        reference to Exhibit 10.18 to Grey's
                        Annual Report on Form 10-K for the
                        fiscal year ended December 31, 1982.)

      10.28*            On March 23, 1978, Grey's Board of
                        Directors, at a meeting thereof held
                        on such date, approved an arrangement
                        whereby Grey is required to accrue for
                        Edward H. Meyer, the difference between
                        the amount contributed by Grey on behalf of Mr. Meyer under the Profit Sharing
                        Plan and Grey's Employee Stock Owner-
                        ship Plan, and the amount which would
                        have been contributed to such plans on his behalf had such plans not contained maximum annual limitations on contributions and credits, as required by the Employee Retire-ment Income Security Act of 1974. Such accrual is to be paid to Mr. Meyer as if it had been contributed to his account under the Profit Sharing Plan. Such arrangement is not embodied in any written document.

      10.29             Lease, dated as of July 1, 1978 by and
                        between Grey and William Kaufman and J.
                        D. Weiler, regarding space at 777 Third
                        Avenue, New York, New York ("Main
                        Lease"). (Incorporated herein by
                        reference to Exhibit 10.21 to Grey's
                        Annual Report on Form 10-K for the fiscal year ended December 31, 1982.)


                                INDEX TO EXHIBITS
                                -----------------




Number Assigned
to Exhibit (i.e. 601
of Regulation S-K)          Description of Exhibits
--------------------        -----------------------


      10.30             First through Fourteenth Amendments
                        to Main Lease (Incorporated herein
                        by reference to Exhibits 10.22, 10.23,
                        10.24, 10.25, 10.26, 10.27, 10.28 and
                        10.29 to Grey's Annual Report on Form
                        10-K for the fiscal year ended December
                        31, 1982, Exhibit 10.30 to Grey's
                        Annual Report on Form 10-K for the fiscal year ended December 31, 1983, Exhibits
                        10.33 and 10.34 to Grey's Annual Report
                        on Form 10-K for the fiscal year ended
                        December 31, 1984, Exhibits 10.35 and
                        10.36 to Grey's Annual Report on Form
                        10-K for the fiscal year ended December
                        31, 1985, and Exhibit 10.36 to Grey's
                        Annual Report on Form 10-K for the
                        fiscal year ended December 31, 1986
                        respectively.)

      11.01             Statement re: Computation of Net
                        Income Per Share.

      21.01             Subsidiaries of Grey.

      24.01             Consent of Auditors

      27.01             Financial Data Schedule




                        *Management contract or compensatory plan or arrangement identified in compliance with Item 14(c) of the rules governing the preparation of this report.



10K-Exhibits