Form 10-Q
period 1995-03-31
GREY ADVERTISING INC /DE/
filed 1995-05-12
CIK 43952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1995

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-7898

                              GREY ADVERTISING INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                       13-0802840
- -------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

777 Third Avenue, New York, New York                                 10017
- ----------------------------------------                           ----------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number,                                    212-546-2000
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

Yes    X        No
    -------        -------

As of April 30, 1995, the total number of shares outstanding of Registrant's Common Stock, par value $1 per share ("Common Stock"), was 925,250 and of Registrant's Limited Duration Class B Common Stock, par value $1 per share ("Class B Common Stock"), was 321,313.

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

           Grey Advertising Inc. and Consolidated Subsidiary Companies
                      Condensed Consolidated Balance Sheets


                                                                  MARCH 31, 1995   DECEMBER 31, 1994
                                                                  (UNAUDITED)           (A)
                                                                 -----------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                      $125,812,000       $170,077,000
   Marketable securities                                             6,068,000          7,678,000
   Accounts receivable                                             374,083,000        403,973,000
   Expenditures billable to clients                                 43,351,000         30,145,000
   Other current assets                                             67,192,000         63,796,000
                                                                 -----------------------------------
Total current assets                                               616,506,000        675,669,000

Investments in and advances to nonconsolidated
   affiliated companies                                             18,015,000         16,495,000
Fixed assets--at cost, less accumulated depreciation
   of $81,902,000 and $80,584,000                                   62,742,000         61,174,000
Marketable securities                                               18,628,000         14,785,000
Intangibles and other assets--including loans to officers of
   $5,547,000 in 1995 and $5,347,000 in 1994                        63,086,000         61,953,000
                                                                 -----------------------------------
Total assets                                                      $778,977,000       $830,076,000
                                                                 ===================================

           Grey Advertising Inc. and Consolidated Subsidiary Companies
                Condensed Consolidated Balance Sheets (continued)

                                                                                  MARCH 31, 1995       DECEMBER 31, 1994
                                                                                    (UNAUDITED)             (A)
                                                                                  ----------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                $ 403,011,000        $ 475,188,000
   Notes payable to banks                                                             69,190,000           64,460,000
   Accrued expenses and other                                                         99,231,000           88,156,000
   Income taxes payable                                                               13,390,000           14,130,000
                                                                                  ----------------------------------------
Total current liabilities                                                            584,822,000          641,934,000

Other liabilities including deferred compensation of $17,371,000
   and $16,244,000                                                                    31,194,000           30,053,000
Long-term debt                                                                        33,025,000           33,025,000
Minority interest                                                                      7,735,000            8,843,000
Redeemable preferred stock--at redemption value; par value $1 per share;
   authorized 500,000 shares; issued and outstanding 32,000
   shares in 1995 and 1994                                                             7,746,000            7,516,000

Common stockholders' equity:
  Common Stock--par value $1 per share; authorized 10,000,000 shares; issued
     1,083,314 in 1995 and 1,077,116 in 1994

                                                                                       1,083,000            1,077,000
  Limited Duration Class B Common Stock--par value $1 per share; authorized
     2,000,000 shares; issued 348,470 shares in 1995 and
     354,668 shares in 1994                                                              349,000              355,000
  Paid-in additional capital                                                          31,973,000           31,895,000
  Retained earnings                                                                  107,438,000          105,123,000
  Cumulative translation adjustment                                                    1,796,000             (728,000)
  Unrealized loss on marketable securities                                              (986,000)          (1,492,000)
  Loans to officer used to purchase Common Stock and
     Limited Duration Class B Common Stock                                            (4,726,000)          (4,726,000)
                                                                                  ----------------------------------------
                                                                                     136,927,000          131,504,000
  Less-cost of 158,638 and 161,382 shares of Common Stock and 26,751 and
     26,751 shares of Limited Duration Class B Common Stock held in treasury
     at March 31, 1995 and Dec. 31, 1994, respectively                                22,472,000           22,799,000
                                                                                  ----------------------------------------
Total common stockholders' equity                                                    114,455,000          108,705,000
                                                                                  ----------------------------------------
Total liabilities and stockholders' equity                                         $ 778,977,000        $ 830,076,000
                                                                                  ========================================

See accompanying notes to condensed consolidated financial statements.

(A) The consolidated balance sheet has been derived from the audited financial statements at that date.

           Grey Advertising Inc. and Consolidated Subsidiary Companies
             Condensed Consolidated Statements of Income (Unaudited)

                                                FOR THE THREE MONTHS ENDED
                                                        MARCH 31,
                                        ------------------------------------------
                                              1995                       1994
                                        ------------------------------------------
Commissions and fees                      $151,937,000                $132,957,000
Expenses:
  Salaries and employee related
    expenses                                98,189,000                  84,447,000
  Office and general expenses               45,478,000                  40,193,000
                                        ------------------------------------------
                                           143,667,000                 124,640,000
                                        ------------------------------------------
                                             8,270,000                   8,317,000

Other income (expense)--net                    306,000                    (883,000)
                                        ------------------------------------------
Income of consolidated  companies
  before taxes on income                     8,576,000                   7,434,000
Provision for taxes on income               (4,512,000)                 (4,086,000)
                                        ------------------------------------------
Net income of consolidated
  companies                                  4,064,000                   3,348,000
Minority interest applicable to
  consolidated companies                      (895,000)                   (560,000)
Equity in nonconsolidated affiliated
  companies                                    523,000                     422,000
                                        ------------------------------------------
Net income                                $  3,692,000                $  3,210,000
                                        ==========================================
Weighted average number
  of common shares outstanding
         Primary                             1,321,122                   1,286,322
         Fully diluted                       1,375,217                   1,338,303
Net income per common share
         Primary                              $2.58                        $2.38
         Fully diluted                        $2.50                        $2.32

Dividends per common share                    $0.875                       $0.8125
                                        ==========================================


See accompanying notes to condensed consolidated financial statements.

           Grey Advertising Inc. and Consolidated Subsidiary Companies Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                                                  1995                 1994
                                                             ---------------------------------------
OPERATING ACTIVITIES
Net income                                                    $  3,692,000        $  3,210,000
Adjustments to reconcile net income to net cash used in
   operating activities:
   Depreciation and amortization of fixed assets                 3,650,000           3,566,000
   Amortization of intangibles                                     941,000           1,863,000
   Deferred compensation                                         2,540,000           1,845,000
   Equity in earnings of nonconsolidated affiliated
     companies, net of dividends received of -0- and
     $74,000                                                      (523,000)           (349,000)
   Minority interest applicable to consolidated
     companies                                                     895,000             560,000
   Amortization of restricted stock expense                         56,000              44,000
   Deferred income taxes                                        (1,292,000)         (1,111,000)
   Changes in operating assets and liabilities:
     Decrease in accounts receivable                            33,285,000           1,391,000
     Increase in expenditures billable to clients              (13,219,000)         (5,655,000)
     Increase in other current assets                           (2,627,000)         (4,693,000)
     (Increase) decrease in other assets                        (1,989,000)            611,000
     Decrease in accounts payable                              (75,418,000)        (73,482,000)
     Increase (decrease) in accrued expenses and
        other                                                   10,268,000          (4,481,000)
     (Decrease) increase in income taxes payable                (1,119,000)          3,164,000
     Decrease in other liabilities                                (993,000)         (2,286,000)
                                                             ---------------------------------------
Net cash used in operating activities                          (41,853,000)        (75,803,000)

INVESTING ACTIVITIES

Purchases of fixed assets                                       (5,023,000)         (2,672,000)
Increase in investments in and advances to
  nonconsolidated affiliated companies                            (829,000)
Purchases of marketable securities                              (1,732,000)         (1,517,000)
Increase in intangibles, primarily goodwill                       (349,000)           (680,000)
                                                             ---------------------------------------
Net cash used in investing activities                           (7,933,000)         (4,869,000)

           Grey Advertising Inc. and Consolidated Subsidiary Companies Condensed Consolidated Statements of Cash Flows (Unaudited)
                                   (continued)

                                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                                                 1995               1994
                                                          ------------------------------------
FINANCING ACTIVITIES
Net proceeds from (repayments of) short-term
  borrowings                                                  5,103,000           (1,501,000)
Common Shares acquired for treasury                             (22,000)             (47,000)
Cash dividends paid on Common Shares                         (1,090,000)          (1,008,000)
Cash dividends paid on Redeemable Preferred Stock               (56,000)             (52,000)
Proceeds from exercise of stock options                         308,000               70,000
                                                          ------------------------------------
Net cash provided by (used in) financing activities           4,243,000           (2,538,000)
Effect of exchange rate changes on cash                       1,278,000           (2,432,000)
                                                          ------------------------------------
Decrease in cash and cash equivalents                       (44,265,000)         (85,642,000)
Cash and cash equivalents at beginning of period            170,077,000          181,267,000
                                                          ------------------------------------
Cash and cash equivalents at end of period                 $125,812,000         $ 95,625,000
                                                          ====================================



See accompanying notes to condensed consolidated financial statements.

                              GREY ADVERTISING INC.
                      AND CONSOLIDATED SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. As permitted by the Securities and Exchange Commission, the accompanying unaudited Consolidated Financial Statements and Notes thereto have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission.

2. The financial statements as of March 31, 1995 and for the three months ended 1995 and 1994 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included.

3. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

4. The computations of net income per common share for the three months ended March 31, 1995 and 1994 are based on the weighted average number of common shares outstanding, adjusted for the effect, if any, of the assumed exercise of dilutive stock options and of shares payable in Common Stock pursuant to the Company's Senior Management Incentive Plan and, for fully diluted net income per common share, the assumed conversion of the 8-1/2% Convertible Subordinated Debentures issued in December 1983. Also, for the purpose of computing net income per common share for the three months ended March 31, 1995 and March 31, 1994, the Company's net income was reduced by dividends on the Preferred Stock and also adjusted by the change in the redemption value of Preferred Stock. Primary net income per common share is computed as if the stock options were exercised at the beginning of the period and as if the funds obtained thereby were used to purchase Common Stock at the market price during the period. In computing fully diluted net income per common share, the market price at the close of the period or the average market price, whichever was higher, was used to determine the number of shares which would be assumed to be repurchased. The market price for a share of Class B Common Stock, which is not publicly traded, is deemed to be equal to the market price of a share of Common Stock, into which a share of Class B Common Stock may be converted at the option of the holder, as of the date such valuation is made.

5. The provision for taxes on income is greater than the Federal statutory rate principally due to state and local income taxes and effective foreign tax rates that are in excess of the Federal statutory rate.

 6. As of March 31, 1995 and December 31, 1994, the Company had outstanding 20,000 shares of Series I Preferred Stock, 5,000 shares each of its Series II and Series III Preferred Stock, and 2,000 shares of Series 1 Preferred Stock which were sold to certain current and former employees, including one senior executive, for a combination of cash and full recourse promissory notes (which are included in Other Assets in the accompanying condensed consolidated balance sheet). Each share of Preferred Stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock pertaining upon redemption (subject to certain adjustments), less a fixed discount established upon the issuance of the Preferred Stock. The holders of each class of Preferred Stock are entitled to receive cumulative preferential dividends at the annual rate of $.25 per share, and to participate in dividends on one share of the Common Stock and one share of the Class B Common Stock to the extent such dividends exceed the per share preferential dividend. The redemption date for the Series I, Series II and Series III Preferred Stock is fixed at April 7, 2004. The terms of the Series I, Series II and Series III Preferred Stock also give the holder, his estate or legal representative, as the case may be, the option to require the Company to redeem his Preferred Stock for a period of 12 months following his (i) death, (ii) permanent disability or permanent mental disability, (iii) termination of full-time employment for good reason or
     (iv) termination of full-time employment by the Company without cause. The holder of the Series 1 Preferred Stock has the option to have his shares redeemed upon termination of his employment prior to age 65; the Company is obligated to redeem such shares following the attainment of age 65 by such holder thereof following termination of employment.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

RESULTS OF OPERATIONS

Income from commissions and fees increased 14.3% during the first quarter of 1995 when compared to the same period in 1994. Absent exchange rate fluctuations, gross income increased 10.0% in 1995 when compared to the same period in 1994. In the first quarter of 1995 and 1994, respectively, 45.6% and 47.8% of consolidated gross income was attributable to domestic operations and 54.4% and 52.2% to international operations. The increase in gross income primarily resulted from expanded activities from existing clients and the continued growth of the Company's general agency and specialized operations. In the first quarter of 1995, gross income from domestic operations increased 8.9% versus the respective prior period. Gross income from international operations increased 19.2% in the first quarter of 1995 when compared to the same period in 1994.

Salaries and employee related expenses increased 16.3% in 1995 when compared to the respective prior period. Office and general expenses increased 13.1% in 1995 versus the respective prior period. These changes are generally in line with the increase in gross income.

Inflation did not have a material effect on either revenue or expenses during 1995 or 1994.

Minority interest increased by $335,000 in the first quarter of 1995 as compared to the respective prior period. The increase is primarily due to changes in the level of profits of majority-owned companies.

Equity in earnings of nonconsolidated affiliated companies increased by $101,000 in the first quarter of 1995 as compared to the respective prior period. The increase is primarily due to changes in the level of profits of nonconsolidated affiliated companies.

The effective tax rate decreased to 52.6% in the first quarter of 1995 from 55.0% in the same period in 1994. The decrease in the effective tax rate is primarily due to the lower amount of nondeductible expenses (principally goodwill amortization) for tax purposes in the first quarter of 1995 as compared to the respective prior period.

Net income increased by 15.0% when compared to net income in the same period in 1994. Net income for the first three months of 1995 was favorably affected by a reduction of amortization expense resulting from a non-cash goodwill write-off in the fourth quarter of 1994. Primary net income per common share increased by 8.4% from the first quarter of 1994. Fully diluted net income per common share increased by 7.8% from the first quarter of 1994. For purposes of computing primary net income per common share, the Company's net income was reduced by (i) dividends paid on the Company's Preferred Stock and (ii) the change in redemption value of the Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased by $2,051,000 from $33,735,000 at December 31, 1994 to $31,684,000 at March 31, 1995. Cash and cash equivalents decreased by $44,265,000 from $170,077,000 to $125,812,000. The decrease in cash and cash equivalents is largely attributable to the settlement of year-end payable balances which were higher at the end of 1994. Domestically, the Company has committed lines of credit totaling $40,000,000. These lines of credit were partially utilized during the three months ended March 31, 1995 and 1994 to secure obligations of selected foreign subsidiaries. There was $15,000,000 and $14,740,000 outstanding under these credit lines as of March 31, 1995 and 1994, respectively.

Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. There were $54,190,000 and $28,824,000 outstanding at March 31, 1995 and 1994, respectively.

                                     PART II
                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

              (a) Exhibits: Reference is made to the Index annexed hereto and made a part hereof.

              (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended March 31, 1995.

                              GREY ADVERTISING INC.
                      AND CONSOLIDATED SUBSIDIARY COMPANIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GREY ADVERTISING INC.
                                              --------------------
                                                  (Registrant)

DATE:          May 12, 1995                   By:/s/ Steven G. Felsher
                                                     ------------------------
                                                     Steven G. Felsher
                                                     Executive Vice President,
                                                     Secretary and Treasurer
                                                     (Duly Authorized Officer)


DATE:          May 12, 1995                   By:/s/ William P. Garvey
                                                     ------------------------
                                                     William P. Garvey
                                                     Executive Vice President
                                                     Chief Financial Officer
                                                     (Chief Accounting Officer)

                                            INDEX TO EXHIBITS

Number Assigned to Exhibit                                                 Page Number in Sequential
(i.e., Exhibit Table of Item 601     Table of Item 601 Exhibits            Numbering System Where
of Regulation S-K)                   Description of Exhibit                Exhibit May Be Found
- -----------------------------------------------------------------------------------------------------

               (11)                  Statement Re: Computation
                                     of Net Income per Common Share
                                     (unaudited)                                    (15)

               (27)                  Financial Data Schedule                        (16)