Form 10-Q
period 1995-06-30
GREY ADVERTISING INC /DE/
filed 1995-08-14
CIK 43952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

           [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 1995

           [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-7898

                             GREY ADVERTISING INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                     13-0802840
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


  777 Third Avenue, New York, New York                      10017
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)


                                 212-546-2000
                        ------------------------------
                        Registrant's telephone number,
                             including area code


                                NOT APPLICABLE
             Former name, former address and former fiscal year,
                        if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                      No
       -----                        -----

As of July 31, 1995, the total number of shares outstanding of Registrant's Common Stock, par value $1 per share ("Common Stock"), was 876,492 and of Registrant's Limited Duration Class B Common Stock, par value $1 per share ("Class B Common Stock"), was 317,872.

                            GREY ADVERTISING INC.

                    AND CONSOLIDATED SUBSIDIARY COMPANIES

                                    INDEX


                                                                            Page No.
                                                                            --------
Financial Statements:

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

          Grey Advertising Inc. and Consolidated Subsidiary Companies
                     Condensed Consolidated Balance Sheets



                                                                         JUNE 30, 1995         DECEMBER 31, 1994
                                                                          (UNAUDITED)                  (A)
                                                                      ---------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                              $150,471,000              $170,077,000
  Marketable securities                                                     6,484,000                 7,678,000
  Accounts receivable                                                     446,666,000               403,973,000
  Expenditures billable to clients                                         42,490,000                30,145,000
  Other current assets                                                     59,099,000                63,796,000
                                                                      ---------------------------------------------
Total current assets                                                      705,210,000               675,669,000

Investments in and advances to nonconsolidated
  affiliated companies                                                     18,361,000                16,495,000
Fixed assets-at cost, less accumulated depreciation
  of $87,992,000 and $80,584,000                                           68,600,000                61,174,000
Marketable securities                                                      19,213,000                14,785,000
Intangibles and other assets-including loans to officers of
  $5,547,000 in 1995 and $5,347,000 in 1994                                67,748,000                61,953,000
                                                                      ---------------------------------------------
Total assets                                                             $879,132,000              $830,076,000
                                                                      =============================================

          Grey Advertising Inc. and Consolidated Subsidiary Companies
               Condensed Consolidated Balance Sheets (continued)


                                                                              JUNE 30, 1995          DECEMBER 31, 1994
LIABILITIES AND STOCKHOLDERS' EQUITY                                           (UNAUDITED)                  (A)
                                                                            ------------------------------------------
Current liabilities:
  Accounts payable                                                             $497,718,000             $475,188,000
  Notes payable to banks                                                         71,691,000               64,460,000
  Accrued expenses and other                                                    105,785,000               88,156,000
  Income taxes payable                                                            7,557,000               14,130,000
                                                                            ------------------------------------------
Total current liabilities                                                       682,751,000              641,934,000

Other liabilities including deferred compensation of $19,927,000
  and $16,244,000                                                               31,855,000                30,053,000
Long-term debt                                                                  33,025,000                33,025,000
Minority interest                                                                9,578,000                 8,843,000

Redeemable preferred stock-at redemption value; par value $1 per share; authorized 500,000 shares; issued and outstanding 32,000
  shares in 1995 and 1994                                                        8,047,000                 7,516,000

Common stockholders' equity:
  Common Stock-par value $1 per share; authorized 10,000,000
    shares; issued 1,084,887 in 1995 and 1,077,116 in 1994                       1,085,000                 1,077,000
  Limited Duration Class B Common Stock-par value $1 per share;
    authorized 2,000,000 shares; issued 346,897 shares in 1995 and
    354,668 shares in 1994                                                         347,000                   355,000
  Paid-in additional capital                                                    32,063,000                31,895,000
  Retained earnings                                                            112,004,000               105,123,000
  Cumulative translation adjustment                                              2,426,000                  (728,000)
  Unrealized loss on marketable securities                                        (333,000)               (1,492,000)

  Loans to officer used to purchase Common Stock and
  Limited Duration Class B Common Stock                                         (4,726,000)               (4,726,000)
                                                                            ------------------------------------------
                                                                               142,866,000               131,504,000
  Less-cost of 194,019 and 161,382 shares of Common Stock and
    26,751 and 26,751 shares of Limited Duration Class B Common
    Stock held in treasury at June 30, 1995 and Dec. 31, 1994,
    respectively                                                                28,990,000                22,799,000
                                                                            ------------------------------------------
Total common stockholders' equity                                              113,876,000               108,705,000
                                                                            ------------------------------------------
Total liabilities and stockholders' equity                                    $879,132,000              $830,076,000
                                                                            ==========================================


See accompanying notes to condensed consolidated financial statements.

(A) The consolidated balance sheet has been derived from the audited financial statements at that date.

          Grey Advertising Inc. and Consolidated Subsidiary Companies
            Condensed Consolidated Statements of Income (Unaudited)





                                                   FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                                            JUNE 30,                                JUNE 30,
                                             -------------------------------------------------------------------------------
                                                    1995                1994                1995                 1994
                                             -------------------------------------------------------------------------------
Commissions and fees                            $169,703,000        $147,859,000         $321,640,000        $280,816,000
Expenses:
  Salaries and employee related expenses         106,092,000          92,083,000          204,281,000         176,530,000
  Office and general expenses                     49,617,000          44,236,000           95,095,000          84,429,000
                                             -------------------------------------------------------------------------------
                                                 155,709,000         136,319,000          299,376,000         260,959,000
                                             -------------------------------------------------------------------------------
                                                  13,994,000          11,540,000           22,264,000          19,857,000

Other expense-net                                    370,000             289,000               64,000           1,172,000
                                             -------------------------------------------------------------------------------
Income of consolidated companies before
  taxes on income                                 13,624,000          11,251,000           22,200,000          18,685,000
Provision for taxes on income                      6,874,000           6,466,000           11,386,000          10,552,000
                                             -------------------------------------------------------------------------------
Net income of consolidated companies               6,750,000           4,785,000           10,814,000           8,133,000
Minority interest applicable to
  consolidated companies                          (1,006,000)           (747,000)          (1,901,000)         (1,307,000)
Equity in nonconsolidated affiliated
  companies                                          263,000           1,042,000              786,000           1,464,000
                                             -------------------------------------------------------------------------------

Net income                                      $  6,007,000        $  5,080,000         $  9,699,000        $  8,290,000
                                             ===============================================================================
Weighted average number
 of common shares outstanding
        Primary                                    1,320,489           1,285,863            1,320,791           1,286,090
        Fully diluted                              1,377,389           1,336,862            1,380,419           1,337,537
Net income per common share
        Primary                                      $4.28               $3.69                $6.86               $6.08
        Fully diluted                                $4.13               $3.58                $6.61               $5.90
Dividends per common share                           $.875               $0.8125              $1.75               $1.63
                                             ===============================================================================

See accompanying notes to condensed consolidated financial statements.

          Grey Advertising Inc. and Consolidated Subsidiary Companies Condensed Consolidated Statements of Cash Flows (Unaudited)




                                                                           FOR THE SIX MONTHS ENDED JUNE 30,
                                                                             1995                    1994
                                                                       -----------------------------------------
 OPERATING ACTIVITIES
 Net income                                                              $  9,699,000            $  8,290,000
 Adjustments to reconcile net income to net cash used in
  operating activities:
  Depreciation and amortization of fixed assets                             7,690,000               6,947,000
  Amortization of intangibles                                               1,971,000               3,632,000
  Deferred compensation                                                     6,127,000               4,080,000
  Equity in earnings of nonconsolidated affiliated companies,
   net of dividends received of -0- and $523,000                             (786,000)               (951,000)
  Minority interest applicable to consolidated
   companies                                                                1,901,000               1,307,000
  Amortization of restricted stock expense                                    111,000                  55,000
  Deferred income taxes                                                    (3,025,000)             (2,240,000)
  Changes in operating assets and liabilities:
   Increase in accounts receivable                                        (28,145,000)            (28,518,000)
   Increase in expenditures billable to clients                            (9,539,000)             (6,320,000)
   Decrease in other current assets                                         8,354,000                 655,000
   Increase in other assets                                                (5,736,000)                (28,000)
   Increase (decrease) in accounts payable                                  5,782,000             (29,880,000)
   Increase in accrued expenses and other                                  11,933,000              14,573,000
   (Decrease) increase in income taxes payable                             (8,878,000)              1,332,000
   Decrease in other liabilities                                             (804,000)             (3,381,000)
                                                                       -----------------------------------------
 Net cash used in operating activities                                     (3,345,000)            (30,447,000)

 INVESTING ACTIVITIES
 Purchases of fixed assets                                                 (9,906,000)             (8,456,000)
 Increase in investments in and advances to nonconsolidated
  affiliated companies                                                       (829,000)             (1,546,000)
 Net purchases of marketable securities                                    (2,040,000)             (1,517,000)
 Increase in intangibles, primarily goodwill                               (2,875,000)             (4,200,000)
                                                                       -----------------------------------------
 Net cash used in investing activities                                    (15,650,000)            (15,719,000)

          Grey Advertising Inc. and Consolidated Subsidiary Companies Condensed Consolidated Statements of Cash Flows (Unaudited)
                                  (continued)




                                                                               FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                 1995                     1994
                                                                           -----------------------------------------
 FINANCING ACTIVITIES
 Net proceeds from short-term borrowings                                       3,934,000               23,406,000
 Common Shares acquired for treasury                                          (6,576,000)                (347,000)
 Cash dividends paid on Common Shares                                         (2,174,000)              (2,016,000)
 Cash dividends paid on Redeemable Preferred Stock                              (112,000)                (104,000)
 Proceeds from exercise of stock options                                         336,000                  141,000
                                                                           -----------------------------------------
 Net cash (used in) provided by financing activities                          (4,592,000)              21,080,000
 Effect of exchange rate changes on cash                                       3,981,000               (3,295,000)
                                                                           -----------------------------------------
 Decrease in cash and cash equivalents                                       (19,606,000)             (28,381,000)
 Cash and cash equivalents at beginning of period                            170,077,000              181,267,000
                                                                           -----------------------------------------
 Cash and cash equivalents at end of period                                 $150,471,000             $152,886,000
                                                                           =========================================


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

2. The financial statements as of June 30, 1995 and for the three and six months ended June 30, 1995 and June 30, 1994 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included.

3. The results of operations for the three and six months ended June 30, 1995 and June 30, 1994 are not necessarily indicative of the results to be expected for the full year.

4. The computations of net income per common share for the three and six months ended June 30, 1995 and June 30, 1994 are based on the weighted average number of common shares outstanding, adjusted for the effect, if any, of the assumed exercise of dilutive stock options and of shares payable in Common Stock pursuant to the Company's Senior Management Incentive Plan and, for fully diluted net income per common share, the assumed conversion of the 8-1/2% Convertible Subordinated Debentures issued in December 1983. Also, for the purpose of computing net income per common share for the three and six months ended June 30, 1995 and June 30, 1994, the Company's net income was reduced by dividends on the Preferred Stock and also adjusted by the change in the redemption value of Preferred Stock. Primary net income per common share is computed as if the stock options were exercised at the beginning of the period and as if the funds obtained thereby were used to purchase Common Stock at the market price during the period. In computing fully diluted net income per common share, the market price at the close of the period or the average market price, whichever was higher, was used to determine the number of shares which would be assumed to be repurchased. The market price for a share of Class B Common Stock, which is not publicly traded, is deemed to be equal to the market price of a share of Common Stock, into which a share of Class B Common Stock may be converted at the option of the holder, as of the date such valuation is made.

5. The provision for taxes on income is greater than the Federal statutory rate principally due to state and local income taxes and effective foreign tax rates that are in excess of the Federal statutory rate.

6. As of June 30, 1995 and December 31, 1994, the Company had outstanding 20,000 shares of Series I Preferred Stock, 5,000 shares each of its Series II and Series III Preferred Stock, and 2,000 shares of Series 1 Preferred Stock which were sold to certain current and former employees, including one senior executive, for a combination of cash and full recourse promissory notes (which are included in Other Assets in the accompanying condensed consolidated balance sheet). Each share of Preferred Stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock pertaining upon redemption (subject to certain adjustments), less a fixed discount established upon the issuance of the Preferred Stock. The holders of each class of Preferred Stock are entitled to receive cumulative preferential dividends at the annual rate of $.25 per share, and to participate in dividends on one share of the Common Stock and one share of the Class B Common Stock to the extent such dividends exceed the per share preferential dividend. The redemption date for the Series I, Series II and Series III Preferred Stock is fixed at April 7, 2004. The terms of the Series I, Series II and Series III Preferred Stock also give the holder, his estate or legal representative, as the case may be, the option to require the Company to redeem his Preferred Stock for a period of 12 months following his (i) death, (ii) permanent disability or permanent mental disability, (iii) termination of full-time employment for good reason or (iv) termination of full-time employment by the Company without cause. The holder of the Series 1 Preferred Stock has the option to have his shares redeemed upon termination of his employment prior to age 65; the Company is obligated to redeem such shares following the attainment of age 65 by such holder thereof following termination of employment.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

RESULTS OF OPERATIONS

Income from commissions and fees ("gross income") increased 14.8% during the second quarter of 1995 and 14.5% during the six months ended June 30, 1995 when compared to the same periods in 1994. Absent exchange rate fluctuations, gross income increased 7.0% in the three months ended June 30, 1995 and 8.4% in the six months ended June 30, 1995 when compared to the same periods in 1994. In the second quarter of 1995 and 1994, respectively, 43.7% and 47.3% of consolidated gross income was attributable to domestic operations and 56.3% and 52.7% to international operations. For the first six months of 1995 and 1994, respectively, 44.6% and 47.6% of consolidated gross income was attributable to domestic operations and 55.4% and 52.4% to international operations. The increase in gross income resulted primarily from expanded activities from existing clients and the continued growth of the Company's general agency and specialized operations. In the second quarter of 1995 and the first six months of 1995, respectively, gross income from domestic operations increased 5.9% and 7.3% versus the respective prior periods. Gross income from international operations increased 22.8% and 21.1% in the second quarter of 1995 and the first six months of 1995, respectively, when compared to the same periods in 1994.

Salaries and employee related expenses increased 15.2% in the second quarter of 1995 and 15.7% in the first six months of 1995 when compared to the respective prior periods. Office and general expenses increased 12.2% in the three months ended June 30, 1995 and 12.6% in the six months ended June 30, 1995 versus the respective prior periods. These changes are generally in line with the increases in gross income.

Inflation did not have a material effect on either revenue or expenses during 1995 or 1994.

Minority interest increased by $259,000 in the second quarter of 1995 and $594,000 in the first six months of 1995 as compared to the respective prior periods. These increases are primarily due to changes in the level of profits of majority-owned companies.

Equity in earnings of nonconsolidated affiliated companies decreased by $779,000 in the second quarter of 1995 and $678,000 in the six months ended June 30, 1995 as compared to the respective prior periods. These decreases are primarily due to changes in the level of profits of nonconsolidated affiliated companies.

The effective tax rate decreased to 50.5% in the second quarter of 1995 and 51.3% in the first six months ended June 30, 1995 from 57.5% and 56.5% in the same periods in 1994 respectively. The decrease in the effective tax rate is, in part, due to the lower amount of nondeductible expenses (principally goodwill amortization) for tax purposes in 1995 as compared to 1994.

Net income increased by 18.2% and 17.0% in the three and six months ended June 30, 1995, respectively, when compared to net income for the same periods in 1994. Net income for the three and six months ended June 30, 1995 was affected favorably by a reduction of amortization expense resulting from a non-cash goodwill write-off taken in the fourth quarter of 1994. Primary net income per common share increased by 16.0% and 12.8% in the three and six months ended June 30, 1995 as compared to the same periods in 1994. Fully diluted net income per common share increased by 15.4% in the second quarter of 1995 and 12.0% in the six months ended June 30, 1995. For purposes of computing primary net income per common share, the Company's net income was reduced by (i) dividends paid on the Company's Preferred Stock and (ii) the change in redemption value of the Preferred Stock.


LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased by $11,276,000 from $33,735,000 at December 31, 1994 to $22,459,000 at June 30, 1995. Cash and cash equivalents decreased by $19,606,000 from $170,077,000 to $150,471,000. The decrease in working capital is largely attributable to the increase in investment in marketable securities, principally in U.S. Treasury Securities with maturity dates between one and nine years and the repurchase of 35,191 shares of Company stock which were made pursuant to the Company's stock repurchase program announced in April, 1995 in which the Company said that it would repurchase up to 3% of its outstanding stock for use with its employee benefit programs and for other general corporate purposes. Domestically, the Company has committed lines of credit totaling $40,000,000. These lines of credit were partially utilized during the six months ended June 30, 1995 and 1994 to secure obligations of selected foreign subsidiaries. There was $15,000,000 outstanding under these credit lines as at both June 30, 1995 and 1994.

Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. There were $56,691,000 and $48,545,000 outstanding at June 30, 1995 and 1994, respectively.

                                    PART II
                               OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K





             (a) Exhibits: Reference is made to the Index annexed hereto and made a part hereof.

             (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended June 30, 1995.

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



                                        GREY ADVERTISING INC.
                                        ---------------------

                                              (Registrant)


DATE:         August 14, 1995           By:/s/    Steven G. Felsher
                                           ------------------------
                                        Steven G. Felsher
                                        Executive Vice President,
                                        Secretary and Treasurer
                                        (Duly Authorized Officer)


DATE:         August 14, 1995           By:/s/    William P. Garvey
                                           ------------------------
                                        William P. Garvey
                                        Executive Vice President
                                        Chief Financial Officer
                                        (Chief Accounting Officer)

                               INDEX TO EXHIBITS


 Number Assigned to Exhibit                                              Page Number in Sequential
 (i.e., Exhibit Table of Item 601   Table of Item 601 Exhibits           Numbering System Where
 of Regulation S-K)                 Description of Exhibit               Exhibit May Be Found
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