Form 10-Q
period 1995-09-30
GREY ADVERTISING INC /DE/
filed 1995-11-13
CIK 43952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

           / X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1995

           /   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-7898

                             GREY ADVERTISING INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                      13-0802840
-------------------------------                    ---------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer Identification Number)
incorporation or organization)

777 Third Avenue, New York, New York                              10017
------------------------------------                          -------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number,                                   212-546-2000
   including area code                                        ------------------


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

Yes     X                       No
    ---------                      ---------

As of October 31, 1995, the total number of shares outstanding of Registrant's Common Stock, par value $1 per share ("Common Stock"), was 867,440 and of Registrant's Limited Duration Class B Common Stock, par value $1 per share ("Class B Common Stock"), was 309,833.

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

          Grey Advertising Inc. and Consolidated Subsidiary Companies
                     Condensed Consolidated Balance Sheets



                                                                                      SEPTEMBER 30, 1995    DECEMBER 31, 1994
                                                                                          (UNAUDITED)             (A)
                                                                                    ---------------------------------------------
                     ASSETS
                     Current assets:
                       Cash and cash equivalents                                           $138,031,000            $170,077,000
                       Marketable securities                                                  1,517,000               7,678,000
                       Accounts receivable                                                  441,068,000             403,973,000
                       Expenditures billable to clients                                      41,244,000              30,145,000
                       Other current assets                                                  49,442,000              63,796,000
                                                                                    ---------------------------------------------
                     Total current assets                                                   671,302,000             675,669,000

                     Investments in and advances to nonconsolidated
                       affiliated companies                                                  19,147,000              16,495,000
                     Fixed assets-at cost, less accumulated depreciation
                       of $89,790,000 and $80,584,000                                        69,554,000              61,174,000
                     Marketable securities                                                   34,612,000              14,785,000
                     Intangibles and other assets-including loans to officers of
                       $5,547,000 in 1995 and $5,347,000 in 1994                             67,562,000              61,953,000
                                                                                    ---------------------------------------------
                     Total assets                                                          $862,177,000            $830,076,000
                                                                                    =============================================

          Grey Advertising Inc. and Consolidated Subsidiary Companies
               Condensed Consolidated Balance Sheets (continued)



                                                                                  SEPTEMBER 30, 1995      DECEMBER 31, 1994
           LIABILITIES AND STOCKHOLDERS' EQUITY                                      (UNAUDITED)                    (A)
                                                                               -----------------------------------------------
           Current liabilities:
             Accounts payable                                                       $467,851,000                $475,188,000
             Notes payable to banks                                                   85,461,000                  64,460,000
             Accrued expenses and other                                              104,872,000                  88,156,000
             Income taxes payable                                                      7,000,000                  14,130,000
                                                                               -----------------------------------------------
           Total current liabilities                                                 665,184,000                 641,934,000
           Other liabilities including deferred compensation of $22,135,000
             and $16,244,000                                                          34,579,000                  30,053,000
           Long-term debt                                                             33,025,000                  33,025,000
           Minority interest                                                           7,911,000                   8,843,000
           Redeemable preferred stock-at redemption value; par value $1 per share; authorized 500,000 shares; issued and outstanding
             32,000 shares in 1995 and 1994                                            8,291,000                   7,516,000

           Common stockholders' equity:
             Common Stock-par value $1 per share; authorized 10,000,000
                shares; issued 1,094,030 in 1995 and 1,077,116 in 1994                 1,094,000                   1,077,000
             Limited Duration Class B Common Stock-par value $1 per share;
                authorized 2,000,000 shares; issued 337,754 shares in 1995
                and 354,668 shares in 1994                                               338,000                     355,000
             Paid-in additional capital                                               32,250,000                  31,895,000

             Retained earnings                                                       115,064,000                 105,123,000
             Cumulative translation adjustment                                         3,952,000                    (728,000)
             Unrealized loss on marketable securities                                   (250,000)                 (1,492,000)
             Loans to officer used to purchase Common Stock and
                Limited Duration Class B Common Stock                                 (4,726,000)                 (4,726,000)
                                                                               -----------------------------------------------
                                                                                     147,722,000                 131,504,000
             Less-cost of 221,526 and 161,382 shares of Common Stock and
                26,751 and 26,751 shares of Limited Duration Class B Common
                Stock held in treasury at Sept. 30, 1995 and Dec. 31, 1994,
                respectively                                                          34,535,000                  22,799,000
                                                                               -----------------------------------------------
           Total common stockholders' equity                                         113,187,000                 108,705,000
                                                                               -----------------------------------------------
           Total liabilities and stockholders' equity                               $862,177,000                $830,076,000
                                                                               ===============================================


See accompanying notes to condensed consolidated financial statements.

(A) The consolidated balance sheet has been derived from the audited financial statements at that date.

          Grey Advertising Inc. and Consolidated Subsidiary Companies
            Condensed Consolidated Statements of Income (Unaudited)





                                                 FOR THE THREE MONTHS ENDED                     FOR THE NINE MONTHS ENDED
                                                        SEPTEMBER 30,                                  SEPTEMBER 30,
                                            --------------------------------------------------------------------------------------
                                                    1995                1994                    1995                    1994
                                            --------------------------------------------------------------------------------------
Commissions and fees                            $174,277,000         $149,534,000           $495,917,000            $430,350,000
Expenses:
  Salaries and employee related expenses         110,196,000           96,295,000            314,477,000             272,825,000
  Office and general expenses                     54,444,000           44,952,000            149,539,000             129,381,000
                                            --------------------------------------------------------------------------------------
                                                 164,640,000          141,247,000            464,016,000             402,206,000
                                            --------------------------------------------------------------------------------------
                                                   9,637,000            8,287,000             31,901,000              28,144,000

Other income (expense)-net                           199,000             (270,000)               135,000             (1,442,000)
                                            --------------------------------------------------------------------------------------
Income of consolidated companies before
  taxes on income                                  9,836,000            8,017,000             32,036,000              26,702,000
Provision for taxes on income                      4,842,000            4,259,000             16,228,000              14,811,000
                                            --------------------------------------------------------------------------------------
Net income of consolidated companies               4,994,000            3,758,000             15,808,000              11,891,000
Minority interest applicable to
  consolidated companies                          (1,125,000)            (726,000)            (3,026,000)            (2,033,000)
Equity in earnings of nonconsolidated
  affiliated companies                               536,000              316,000              1,322,000               1,780,000
                                            --------------------------------------------------------------------------------------
Net income                                      $  4,405,000         $  3,348,000           $ 14,104,000            $ 11,638,000
                                            ======================================================================================

Weighted average number
   of common shares outstanding
         Primary                                   1,279,936            1,284,454              1,306,992               1,285,545
         Fully diluted                             1,332,202            1,335,453              1,366,769               1,336,842
Net income per common share
         Primary                                   $3.21                $2.44                  $10.07                  $8.52
         Fully diluted                             $3.11                $2.38                  $ 9.71                  $8.27

Dividends per common share                         $0.875               $0.8125                $2.625                  $2.4375
                                            ======================================================================================




See accompanying notes to condensed consolidated financial statements.

          Grey Advertising Inc. and Consolidated Subsidiary Companies Condensed Consolidated Statements of Cash Flows (Unaudited)




                                                                                         FOR THE NINE MONTHS ENDED SEPT. 30,
                                                                                           1995                      1994
                                                                                    --------------------------------------------
                     OPERATING ACTIVITIES
                     Net income                                                         $14,104,000               $ 11,638,000
                     Adjustments to reconcile net income to net cash used in
                       operating activities:
                       Depreciation and amortization of fixed assets                     12,993,000                 10,894,000
                       Amortization of intangibles                                        3,074,000                  6,035,000
                       Deferred compensation                                              9,233,000                  6,093,000
                       Equity in earnings of nonconsolidated affiliated
                           companies, net of dividends received of $187,000 and
                           $528,000                                                      (1,135,000)                (1,252,000)
                       Minority interest applicable to consolidated
                           companies                                                      3,026,000                  2,033,000
                       Amortization of restricted stock expense                             167,000                     82,000
                       Deferred income taxes                                             (3,550,000)                (3,501,000)
                       Changes in operating assets and liabilities:
                            Increase in accounts receivable                             (24,523,000)               (17,204,000)
                            Increase in expenditures billable to clients                 (8,732,000)                (3,715,000)
                            Decrease (increase) in other current assets                   4,947,000                 (4,659,000)
                            (Increase) decrease in other assets                            (575,000)                   665,000
                            Decrease in accounts payable                                (21,572,000)               (52,960,000)
                            Increase in accrued expenses and other                       11,314,000                  2,253,000
                            (Decrease) increase in income taxes payable                  (7,206,000)                 2,989,000
                            Decrease in other liabilities                                (3,925,000)                  (450,000)
                                                                                    --------------------------------------------
                     Net cash used in operating activities                              (12,360,000)               (41,059,000)

                     INVESTING ACTIVITIES
                     Purchases of fixed assets                                          (19,170,000)               (12,240,000)
                     Trust fund deposits                                                 (1,278,000)
                     Increase in investments in and advances to nonconsolidated
                       affiliated companies                                                (829,000)                (1,546,000)
                     Purchases of marketable securities                                 (32,717,000)                (2,003,000)
                     Proceeds from sale of marketable securities                         20,293,000                    486,000
                     Increase in intangibles, primarily goodwill                         (4,675,000)                (7,200,000)
                                                                                    --------------------------------------------
                     Net cash used in investing activities                              (38,376,000)               (22,503,000)

          Grey Advertising Inc. and Consolidated Subsidiary Companies Condensed Consolidated Statements of Cash Flows (Unaudited)
                                  (continued)




                                                                                   FOR THE NINE MONTHS ENDED SEPT. 30,
                                                                                       1995                     1994
                                                                               --------------------------------------------
            FINANCING ACTIVITIES
            Net proceeds from short-term borrowings                                   18,408,000               19,180,000
            Proceeds from loan from life insurance policies                           11,779,000
            Common Shares acquired for treasury                                      (12,619,000)                (372,000)
            Cash dividends paid on Common Shares                                      (3,190,000)              (3,024,000)
            Cash dividends paid on Redeemable Preferred Stock                           (168,000)                (156,000)
            Proceeds from exercise of stock options                                      732,000                  228,000
                                                                               --------------------------------------------
            Net cash provided by financing activities                                 14,942,000               15,856,000
            Effect of exchange rate changes on cash                                    3,748,000                 (813,000)
                                                                               --------------------------------------------
            Decrease in cash and cash equivalents                                    (32,046,000)             (48,519,000)
            Cash and cash equivalents at beginning of period                         170,077,000              181,267,000
                                                                               --------------------------------------------
            Cash and cash equivalents at end of period                              $138,031,000             $132,748,000
                                                                               ============================================




See accompanying notes to condensed consolidated financial statements.

                             GREY ADVERTISING INC.
                     AND CONSOLIDATED SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

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

2. The financial statements as of September 30, 1995 and for the three and nine months ended September 30, 1995 and September 30, 1994 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included.

3. The results of operations for the three and nine months ended September 30, 1995 and September 30, 1994 are not necessarily indicative of the results to be expected for the full year.

4. The computations of net income per common share for the three and nine months ended September 30, 1995 and September 30, 1994 are based on the weighted average number of common shares outstanding, adjusted for the effect, if any, of the assumed exercise of dilutive stock options and of shares payable in Common Stock pursuant to the Company's Senior Management Incentive Plan and, for fully diluted net income per common share, the assumed conversion of the 8-1/2% Convertible Subordinated Debentures issued in December 1983. Also, for the purpose of computing net income per common share for the three and nine months ended September 30, 1995 and September 30, 1994, the Company's net income was reduced by dividends on the Preferred Stock and also adjusted by the change in the redemption value of Preferred Stock. Primary net income per common share is computed as if the stock options were exercised at the beginning of the period and as if the funds obtained thereby were used to purchase Common Stock at the market price during the period. In computing fully diluted net income per common share, the market price at the close of the period or the average market price, whichever was higher, was used to determine the number of shares which would be assumed to be repurchased. The market price for a share of Class B Common Stock, which is not publicly traded, is deemed to be equal to the market price of a share of Common Stock, into which a share of Class B Common Stock may be converted at the option of the holder, as of the date such valuation is made.

5. The provision for taxes on income is greater than the Federal statutory rate principally due to state and local income taxes and effective foreign tax rates that are in excess of the Federal statutory rate.

6. As of September 30, 1995 and December 31, 1994, the Company had outstanding 20,000 shares of Series I Preferred Stock, 5,000 shares each of its Series II and Series III Preferred Stock, and 2,000 shares of Series 1 Preferred Stock which were sold to certain current and former employees, including one senior executive, for a combination of cash and full recourse promissory notes (which are included in Other Assets in the accompanying condensed consolidated balance sheets). Each share of Preferred Stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock pertaining upon redemption (subject to certain adjustments), less a fixed discount established upon the issuance of the Preferred Stock. The holders of each class of Preferred Stock are entitled to receive cumulative preferential dividends at the annual rate of $.25 per share, and to participate in dividends on one share of the Common Stock and one share of the Class B Common Stock to the extent such dividends exceed the per share preferential dividend. The redemption date for the Series I, Series II and Series III Preferred Stock is fixed at April 7, 2004. The terms of the Series I, Series II and Series III Preferred Stock also give the holder, his estate or legal representative, as the case may be, the option to require the Company to redeem his Preferred Stock for a period of 12 months following his (i) death, (ii) permanent disability or permanent mental disability, (iii) termination of full-time employment for good reason or
    (iv) termination of full-time employment by the Company without cause. The holder of the Series 1 Preferred Stock has the option to have his shares redeemed upon termination of his employment prior to age 65; the Company is obligated to redeem such shares following the attainment of age 65 by such holder thereof following termination of employment.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

RESULTS OF OPERATIONS

Income from commissions and fees ("gross income") increased 16.5% in the third quarter of 1995 and 15.2% in the nine months ended September 30, 1995 when compared to the same periods in 1994. Absent exchange rate fluctuations, gross income increased 13.6% in the three months ended September 30, 1995 and 10.2% in the nine months ended September 30, 1995 when compared to the same periods in 1994. In the third quarter of 1995 and 1994, respectively, 43.5% and 46.2% of consolidated gross income was attributable to domestic operations and 56.5% and 53.8% to international operations. For the first nine months of 1995 and 1994, respectively, 44.2% and 47.1% of consolidated gross income was attributable to domestic operations and 55.8% and 52.9% to international operations. The increase in gross income resulted primarily from expanded activities from existing clients and the continued growth of the Company's general agency and specialized operations. In the third quarter of 1995 and the first nine months of 1995, respectively, gross income from domestic operations increased 9.6% and 8.1% versus the respective prior periods. Gross income from international operations increased 22.5% and 21.6% in the third quarter of 1995 and the first nine months of 1995, respectively, when compared to the same periods in 1994.

Salaries and employee related expenses increased 14.4% in the third quarter of 1995 and 15.3% in the first nine months of 1995 when compared to the respective prior periods. Office and general expenses increased 21.1% in the three months ended September 30, 1995 and 15.6% in the nine months ended September 30, 1995 versus the respective prior periods. These changes are generally in line with the increases in gross income.

Inflation did not have a material effect on either revenue or expenses during 1995 or 1994.

Minority interest increased by $399,000 in the third quarter of 1995 and $993,000 in the first nine months of 1995 as compared to the respective prior periods. These increases are primarily due to changes in the level of profits of majority-owned companies.

Equity in earnings of nonconsolidated affiliated companies increased by $220,000 in the third quarter of 1995 and decreased by $458,000 in the nine months ended September 30, 1995 as compared to the respective prior periods. These changes are primarily due to changes in the level of profits of nonconsolidated affiliated companies.

The effective tax rate decreased to 49.2% in the third quarter of 1995 and 50.7% in the first nine months ended September 30, 1995 from 53.1% and 55.5% in the same periods in 1994, respectively. The decrease in the effective tax rate is, in part, due to the lower amount of nondeductible expenses (principally goodwill amortization) for tax purposes in 1995 as compared to 1994.

Net income increased by 31.6% and 21.2% in the three and nine months ended September 30, 1995, respectively, when compared to net income for the same periods in 1994. Net income for the three and nine months ended September 30, 1995 was affected favorably by a reduction of amortization expense resulting from a non-cash goodwill write-off taken in the fourth quarter of 1994.
Primary net income per common share increased by 31.6% and 18.2% in the three and nine months ended September 30, 1995, respectively, as compared to the same periods in 1994. Fully diluted net income per common share increased by 30.7% in the third quarter of 1995 and 17.4% in the nine months ended September 30, 1995. For purposes of computing primary net income per common share, the Company's net income was reduced by (i) dividends paid on the Company's Preferred Stock and (ii) the change in redemption value of the Preferred Stock.


LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased by $27,617,000 from $33,735,000 at December 31, 1994 to $6,118,000 at September 30, 1995. Cash and cash equivalents decreased by $32,046,000 from $170,077,000 to $138,031,000. The decrease in working capital is largely attributable to the increase in investment in marketable securities, principally in U.S. Treasury Securities, U.S. government agency securities and corporate fixed income securities, with maturity dates primarily between one and ten years and the repurchase of 66,932 shares of Company stock pursuant to the Company's stock repurchase programs announced in April and July 1995. Domestically, the Company has committed lines of credit totaling $40,000,000. These lines of credit were partially utilized during the nine months ended September 30, 1995 and 1994 to secure obligations of selected foreign subsidiaries. There was $15,000,000 outstanding under these credit lines at both September 30, 1995 and 1994.

Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. There were $70,461,000 and $52,369,000 outstanding at September 30, 1995 and 1994, respectively.

                                    PART II
                               OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K





             (a)  Exhibits:  Reference is made to the Index annexed hereto and made a part hereof.

             (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended September 30, 1995.

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




                                               GREY ADVERTISING INC.
                                               ---------------------

                                                  (Registrant)


DATE:         November 13, 1995                By:/s/         Steven G. Felsher
                                                  -----------------------------
                                               Steven G. Felsher
                                               Executive Vice President,
                                               Secretary and Treasurer
                                               (Duly Authorized Officer)


DATE:         November 13, 1995                By:/s/        William P. Garvey
                                                  ----------------------------
                                               William P. Garvey
                                               Executive Vice President
                                               Chief Financial Officer
                                               (Chief Accounting Officer)

                               INDEX TO EXHIBITS



               Number Assigned to Exhibit                                              Page Number in Sequential
               (i.e., Exhibit Table of Item 601   Table of Item 601 Exhibits           Numbering System Where
               of Regulation S-K)                 Description of Exhibit               Exhibit May Be Found
               -------------------------------------------------------------------------------------------------
                             (11)                 Statement Re: Computation
                                                  of Net Income per Common
                                                  Share (unaudited)                                 (15)

                             (27)                 Financial Data Schedule                           (16)