Form 10-K405
period 1995-12-31
GREY ADVERTISING INC /DE/
filed 1996-03-29
CIK 43952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

             / X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1995

            /   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-7898

                              GREY ADVERTISING INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     13-0802840
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

777 Third Avenue, New York, New York                      10017
------------------------------------                    ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number,
 including area code                                    212-546-2000
                                                        ------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
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


Yes   X            No
    -----            -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


Yes   X            No
    -----            -----

The aggregate market value of the voting stock held by non-affiliates of the registrant was $159,812,962 as at March 1, 1996.

The registrant had 884,292 shares of its Common Stock, par value $1 per share, and 305,120 shares of its Limited Duration Class B Common Stock, par value $1 per share, outstanding as at March 1, 1996.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual proxy statement to be furnished in connection with the registrant's 1996 annual meeting of stockholders are incorporated by reference into Part III.

PART I.

ITEM 1.       BUSINESS.

              The Registrant ("Grey") and its subsidiaries (collectively with Grey, the "Company") have been engaged in the planning, creation, supervision and placing of advertising since the Company's formation in 1917. Grey was incorporated in New York in 1925 and changed its state of incorporation to Delaware in 1974.

              The Company's principal business activity consists of providing a full range of advertising services to its clients. Typically, this involves developing an advertising and/or marketing plan after study of a client's business, the distribution or utilization of the client's products or services and the use of various media (e.g., television, radio, newspapers, magazines, direct mail, outdoor billboards and the Internet) by which desired market performance can best be achieved. The Company then creates advertising, prepares media recommendations and places advertising in the media. The Company's business also involves it in allied areas such as marketing consultation, audio-visual production, cooperative advertising programs, direct marketing, interactive consulting and production, media research and buying, research, product publicity, public affairs, public relations and sales promotion.

              The Company is not engaged in more than one industry segment, and no separate class of similar services contributed 10% or more of the Company's gross income or net income during 1995, 1994 or 1993.

              The Company serves a diversified client roster in the apparel, automobile, beverage, chemical, communications, community service, computer, corporate, electrical appliance, entertainment, food product, home furnishing, houseware, office product, packaged goods, publishing, restaurant, retailing, toy, travel and other sectors.

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

              Published reports indicate that there are over 500 advertising agencies of all sizes in the United States. According to a report published in 1995 (Adweek, a trade publication), the Company was the 8th largest United States advertising agency in terms of domestic gross income.

              Approximately 58% of Grey's present domestic advertising clients, representing a majority of the Company's 1995 domestic gross income, have been with the Company since 1991. The agreements between the Company and most of its clients are generally terminable by either the Company or the client on 90 days' notice as is the custom in the industry. Clients may also modify advertising budgets at any time and for any reason, and because the agency's compensation for many clients is determined on the basis of commission rates, shifts in advertising budgets may result in increased or reduced levels of revenue for the Company.

              During 1995, one client (The Procter & Gamble Company), which has been a client of the Company for forty years, represented more than 10% of the Company's consolidated income from commissions and fees. The loss of this client would be expected to have an adverse effect on the results of the Company. No other client represented more than 5% of the Company's total consolidated income from commissions and fees. The loss of any single client in past years has not had a long-term negative impact upon the Company's financial condition or its competitive position.

              On December 31, 1995, the Company and its nonconsolidated affiliated companies employed approximately 6,000 persons, of whom eight are executive officers of Grey.

              As is generally the case in the advertising industry, the Company's business traditionally has been seasonal, with greater revenues generated in the second and fourth quarters of each year. This reflects, in large degree, the media placement patterns of the Company's clients.

              Advertising programs created by the Company and its nonconsolidated affiliated companies are placed principally in media distributed within the United States and overseas through its offices in the United States and 58 foreign countries. While the Company operates on a worldwide basis, for the purpose of presenting certain financial information in accordance with Securities and Exchange Commission rules, its operations are deemed to be conducted in three geographic areas. Commissions and fees, and operating profit by each such geographic area for the years ended December 31, 1995, 1994 and 1993, and related identifiable assets at December 31 of each of the years, are summarized in Note N of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

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

                      Executive Officers of the Registrant
                               as of March 1, 1996

                                                                                 Year First
                                                                                 became Execu-
Executive Officers (a)              Position                       Age           tive Officer
----------------------              --------                       ---           ------------
Robert L. Berenson             President - Grey, N.Y.               56               1978
Barbara S. Feigin              Exec. Vice President                 58               1983
Steven G. Felsher              Exec. Vice President
                               Finance - Worldwide,
                               Secretary & Treasurer                46               1989
William P. Garvey              Exec. Vice President,
                               Chief Financial Officer
                               - United States                      58               1970
John A. Gerster                Exec. Vice President                 48               1983
Edward H. Meyer                Chairman of the Board,
                               President & Chief
                               Executive Officer                    69               1959
Stephen A. Novick              Exec. Vice President                 55               1984
O. John C. Shannon             President - Grey Int'l.              59               1993



(a) All executive officers are elected annually by the Board of Directors of Grey. Each executive officer has been with Grey for a period greater than five years. There exists no family relationship between any of Grey's directors or executive officers and any other director or executive officer or person nominated or chosen to become a director or executive officer.

ITEM 2.             PROPERTIES.

                    Substantially all offices of the Company are located in leased premises. The Company's principal office is at 777 Third Avenue, New York, New York, where it occupies approximately 357,000 square feet of space. The main lease covering the bulk of this space expires at the end of 1999. The Company also has significant leases covering other offices in New York, Los Angeles, Amsterdam, Brussels, Copenhagen, Dusseldorf, Hong Kong, London, Madrid, Melbourne, Milan, Paris, Stockholm and Toronto.

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

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                    On October 10, 1995, Grey conducted its 1995 Annual Meeting of Stockholders ("Meeting").

                    At the Meeting, Grey's stockholders approved a proposal ("Class B Proposal") to amend Grey's Restated Certificate of Incorporation and a proposal ("Director Proposal") to elect O. John C. Shannon as director for a three-year term.

                    The Class B Proposal requested that the stockholders approve an amendment to extend the date for the automatic conversion of Grey's Limited Duration Class B common stock, par value $1 per share ("Class B Common Stock").

                    The Class B Proposal was voted on by the holders of Grey's common stock, par value $1 per share ("Common Stock"), the Class B Common Stock, and the various classes of Grey's Preferred Stock.

                 The votes cast by the holders of outstanding shares of Common Stock, Class B Common Stock and Preferred Stock with respect to the Class B Proposal are set forth below.

                                   FOR              AGAINST         ABSTAINED
                                   ---              -------         ---------
Common Stock                     462,010            219,882           1,183
Class B Common Stock           2,809,040             16,050           3,870
Preferred Stock                  330,000              -0-               -0-


                 At the Meeting, the Director Proposal was passed by the following vote:

                                   FOR              WITHHELD
                                   ---              --------
Common Stock                     687,301              5,038
Class B Common Stock           2,847,240              3,180
Preferred Stock                  330,000                -0-

PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.

               The Common Stock is traded on The Nasdaq Stock Market's National Market and listed on the Nasdaq Stock Market under the symbol GREY.

               As of March 1, 1996, there were 493 holders of record of the Common Stock and 285 holders of record of the Limited Duration Class B Common Stock.

               The following table sets forth certain information about dividends paid, and the bid prices on the Nasdaq Stock Market during the periods indicated with respect to the Common Stock:

                                                      BID PRICES*
                                                   DOLLARS PER SHARE               DIVIDENDS
                                                HIGH               LOW             PER SHARE
                                                ----               ---             ---------
1994             First Quarter                   196               178               .8125
                 Second Quarter                  195               182               .8125
                 Third Quarter                   190               159               .8125
                 Fourth Quarter                  165               144               .875

1995             First Quarter                   178               145               .875
                 Second Quarter                  188               160               .875
                 Third Quarter                   205               183               .875
                 Fourth Quarter                  196               182               .9375



* Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

ITEM 6.     SELECTED FINANCIAL DATA.

                                    1995            1994            1993           1992           1991
                                    ----            ----            ----           ----           ----

Commissions and fees ........   $688,219,000   $ 593,317,000    $567,243,000   $564,468,000   $528,299,000
Expenses ....................    637,979,000     552,022,000     526,455,000    522,510,000    490,570,000
Restructuring charges (a) ...                                                                   23,850,000
Goodwill write-off (b).......                     39,944,000
Income of consolidated
  companies before taxes
  on income .................     54,327,000       1,610,000      42,705,000     42,588,000     13,277,000
Provision for taxes on
  income ....................     26,966,000      21,621,000      22,487,000     19,975,000      5,057,000
Net income (loss) ...........     23,438,000     (21,378,000)     17,681,000     15,904,000      3,807,000
Net income (loss) per
 common share (c)
  Primary ...................       16.79          (17.51)          13.46          12.68           3.09
  Fully diluted .............       16.16             N/A           13.00          12.25           3.08
Weighted average number
 of common shares out-
 standing
  Primary ...................      1,295,182       1,285,605       1,263,900      1,205,241      1,196,908
  Fully diluted .............      1,353,849       1,336,829       1,319,349      1,258,799      1,248,815
Working capital .............      6,557,000      33,735,000      25,001,000     12,588,000      8,364,000
Total assets ................    955,137,000     830,076,000     820,633,000    752,364,000    735,831,000
Long-term debt ..............     30,000,000      33,025,000      33,025,000      3,025,000      3,025,000
Redeemable preferred
  stock at redemption
  value .....................      8,986,000       7,516,000       6,590,000      6,468,000      6,053,000
Common stockholders'
  equity ....................    127,663,000     108,705,000     129,077,000    118,741,000    105,153,000
Cash dividend per share
  of Common Stock and
  Limited Duration Class B
  Common Stock ..............      3.5625          3.3125          3.1375          3.025           2.93

       (a) In 1991, the Company recognized restructuring charges primarily related to the absorption of the Company's subsidiary, Levine Huntley Vick & Beaver, Inc.

       (b) In 1994, the Company recorded a charge of $39,944,000 on both a pre-tax and after-tax basis, for a non-cash write-off which related almost exclusively to write-offs of goodwill.

       (c) Gives effects to amounts attributable to (i) redeemable preferred stock, (ii) the assumed exercise of dilutive stock options, (iii) shares issuable pursuant to the Company's Senior Management Incentive Plan and (iv) for fully diluted net income per common share, the assumed conversion of 8 1/2% Convertible Subordinated Debentures issued December 1983.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         Income from commissions and fees ("gross income") increased 16.0% in 1995 and 4.6% in 1994 as compared to the respective prior years. Absent exchange rate fluctuations, gross income increased 11.4% in 1995 and 6.0% in 1994 as compared to the respective prior years. In 1995, 1994 and 1993, respectively, 44.1%, 46.8% and 47.2% of consolidated gross income was attributable to domestic operations and 55.9%, 53.2% and 52.8%, respectively, to international operations. In 1995, gross income from domestic operations increased 9.5% versus 1994 and was up 3.5% in 1994 versus 1993. Gross income from international operations increased 21.7% (13.1% absent exchange rate fluctuations) in 1995 when compared to 1994 and increased 5.6% (7.7% absent exchange rate fluctuations) in 1994 when compared to 1993. The increases in gross income in both years primarily resulted from expanded activities from existing clients and the continued growth of the Company's general agency and specialized operations. The increase in gross income from international operations is indicative of the continued development of the Company's worldwide business. In addition, the Company benefited from the continuing strong economic conditions in Europe, that carryover from 1994.

         Salaries and employee-related expenses increased 16.8% in 1995 and 6.2% in 1994 as compared to the respective prior years. Office and general expenses increased 13.1% in 1995 and 3.3% in 1994 versus respective prior years. The increases in expenses are generally in line with the increases in gross income in such years.

         In 1994, the Company wrote-off $39,944,000 of goodwill. The non-cash write-off related almost exclusively to international acquisitions made by the Company principally in the 1980's. The carrying value of the Company's goodwill prior to the write-off was approximately $84,000,000 and the write-off was associated with 34 of the almost 100 investments for which the Company had unamortized goodwill. The portion of the write-off relating to advertising agencies was approximately $31,295,000 and $8,649,000 related to public relations agencies. A significant portion of the write-off related to operations in the United Kingdom.

         The widely recognized international recession seriously affected the advertising industry, particularly in Western Europe, where the Company has its largest and most developed international operations. As the recession abated in the latter part of 1994, the Company was able to assess more clearly the long-term prospects of the affected operations. At that point, it became clear that the goodwill associated with a number of the agencies had become permanently impaired.

         In substantially all of the 34 operations for which there were goodwill write-offs, the loss of key clients and/or key personnel specific to those operations were significant factors leading to management's determination that goodwill was impaired.

         A material portion of the goodwill write-offs related to ten agencies acquired in the United Kingdom as part of a strategy to develop the Company's representation outside of the London market in the general advertising category and in certain specialized disciplines (such as retail advertising, promotional services and public relations). While future client losses and management changes could affect the Company's operations in the United Kingdom, the Company has consolidated a number of operations, which lessens the likelihood of a negative impact from any instance of client or management turnover. The unimpaired goodwill balances associated with the United Kingdom operations represented less than 10% of the Company's consolidated unamortized goodwill as of December 31, 1994.

         Several of the operations where permanent impairment of goodwill was identified continue to operate as ongoing businesses. While the Company has no intention of closing any office or terminating employees in these operations other than in the normal course of business, the Company has and will continue to take prudent and reasonable actions, which may include expense reductions, consolidation of offices and perhaps making selected acquisitions to supplement those operations, as may be necessary to have such operations contribute to the Company's profitable activities.

         In 1993, the Company wrote-off $1,939,000 of goodwill in excess of normal amortization schedules. There were no goodwill write-offs in 1995 in excess of normal amortization schedules.

         The Company will continue to assess the carrying value of its goodwill by analyzing indicators of impairment, and will recognize additional permanent impairments, if any, as they arise in accordance with current policy.

         Inflation did not have a material effect on revenue or expenses in 1995, 1994 or 1993.

         The effective tax rate was 49.6% in 1995, 1,342.9% in 1994 (52.0% not including the goodwill write-off) and 52.7% in 1993. The decrease in the effective tax rate in 1995 as compared to 1994 is due, in part, to the reduction of goodwill amortization and write-off (which are not deductible for tax purposes) and other factors.

           Minority interest increased $3,233,000 in 1995 and decreased $1,468,000 in 1994 as compared to the respective prior years. The changes in 1995 and in 1994 were primarily due to changes in the level of profits of majority-owned companies.

           Equity in earnings of nonconsolidated companies increased $677,000 in 1995 and decreased $298,000 in 1994 as compared to the respective prior years. These changes are due primarily to changes in the level of profits attributable to the nonconsolidated companies.

           The Company reported net income of $23,438,000 for 1995 as compared to a net loss of $21,378,000 in 1994. Absent the goodwill write-off, net income for 1994 would have been $18,566,000. Net income for 1995 was up 26.2% over 1994's results absent the goodwill write-off. Net income for 1994, absent the goodwill write-off, increased 5.0% over 1993. For 1995, primary earnings per common share was up 24.4% versus 1994, absent the goodwill write-off. Primary earnings per common share for 1994 not including the write-off increased 0.3% over 1993.

           For purposes of computing primary net income (loss) per common share, the Company's net income (loss) was adjusted by (i) dividends paid on the Company's Preferred Stock and (ii) by the change in redemption value of the Company's Preferred Stock.

           The Company's results may be affected by currency exchange rate fluctuations given the Company's extensive non-United States operations. Generally, the foreign currency exchange risk is limited to net income because the Company's revenues and expenses, by country, are almost exclusively denominated in the local currency of each respective operation with both revenue and expense items matched. Occasionally, the Company enters into foreign currency contracts for known cash flows related to repatriation of earnings from its international subsidiaries. The term of each such foreign currency contract entered into in 1995 was for less than three months. At December 31, 1995, there were no foreign currency contract transactions open. In addition, the Company had no derivative contracts outstanding at December 31, 1995, and did not enter into any derivative contracts during 1995.

LIQUIDITY AND CAPITAL RESOURCES

           The Company continues to maintain a high level of liquidity, as it continued to have high levels of cash and investments in highly liquid marketable securities, a significant majority of which are United States government securities. Cash and cash equivalents were $134,313,000 and $170,077,000 at December 31, 1995 and 1994, respectively, and the Company's investment in marketable securities was $68,671,000 and $25,433,000 at December 31, 1995 and 1994, respectively. The continued high level of liquidity reflects the Company's ongoing focus on the cash management process. Working capital decreased by $27,178,000 from $33,735,000 at December 31, 1994 to $6,557,000 at
December 31, 1995. The decrease in working capital is largely attributable to the increase in the portion of marketable securities which are classified as non-current assets due to their stated maturity dates and the repurchase of approximately 77,000 shares of the Company's stock during 1995.

           Domestically, the Company maintains committed bank lines of credit totaling $40,000,000. These lines of credit were partially utilized during both 1995 and 1994 to secure obligations of selected foreign subsidiaries in the amount of $15,000,000 at each year end.

           Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. Amounts outstanding under such facilities at December 31, 1995 and 1994 were $56,336,000 and $49,460,000, respectively.

           Historically, funds from operations and short-term bank borrowings have been sufficient to meet the Company's dividend, capital expenditure and working capital needs. The Company expects that such sources will be sufficient to meet its short-term cash requirements in the future. While the Company has not utilized long-term borrowing to fund its operating needs, in 1993, it took advantage of favorable terms offered, and borrowed $30,000,000, at a fixed interest rate of 7.68%. The principal is repayable in equal installments in January 1998, 1999 and 2000. Additionally, during 1995 the Company borrowed against the cash value of life insurance policies it owns on the Chairman and Chief Executive Officer at a fixed rate of 8.75%. The amount borrowed against the cash value at December 31, 1995 was $13,024,000. The Company does not anticipate any material increased requirement for capital or other expenditures which will adversely affect its liquidity.

           The Company's business generally has been seasonal with greater gross income earned in the second and fourth quarters, particularly the fourth quarter. As a result, cash, accounts receivable, accounts payable and accrued expenses are typically higher on the Company's year-end balance sheet than at the end of any of the preceding three quarters.

FASB STATEMENT 121

           The Financial Accounting Standards Board has issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. The Company will adopt the new statement in the first quarter of 1996. The adoption of the new statement will not have a material impact on the Company's financial statements.

FASB STATEMENT 123

           The Financial Accounting Standards Board has issued Statement No. 123, Accounting for Stock-Based Compensation. The Company will adopt the new statement in 1996. The Company will continue to account for stock-based compensation by applying APB Opinion No. 25, Accounting for Stock Issued to Employees, and will provide required footnote disclosures as appropriate.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The information required by this Item is presented in this report beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

PART III.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

             Information with respect to the directors of the Company is incorporated herein by reference to the Company's proxy statement ("Proxy Statement") to be sent to its stockholders in connection with its 1996 Annual Meeting, under the caption "Election of Directors". Information with respect to the Company's executive officers is set forth in Part I of this report.

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

                           (3) The information required by this subsection of this Item is provided in the Index of Exhibits at Page E-1 of this report. Such index provides a listing of exhibits filed with this report and those incorporated herein by reference.

                    (b) Reports on Form 8-K: The Company filed a report on Form 8-K, dated October 10, 1995, in which the Company disclosed that the Company's stockholders voted to extend to April 3, 2006 the date on which all outstanding shares of Limited Duration Class B Common Stock will automatically convert into shares of Common Stock.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GREY ADVERTISING INC.

                                            By: /s/ Edward H. Meyer
                                               --------------------
                                                 Edward H. Meyer,
                                                 Chairman, Chief Executive
                                                 Officer & President

                                            Dated:  March 29, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the date indicated.

/s/ Mark N. Kaplan                          Dated: March 29, 1996
-------------------------------
Mark N. Kaplan, Director

/s/ Edward H. Meyer                         Dated: March 29, 1996
-------------------------------
Edward H. Meyer, Director;
Principal Executive Officer

/s/ O. John C. Shannon                      Dated: March 29, 1996
-------------------------------
O. John C. Shannon, Director;
President - Grey International

/s/ Richard R. Shinn                        Dated: March 29, 1996
-------------------------------
Richard R. Shinn, Director

/s/ Steven G. Felsher                       Dated: March 29, 1996
-------------------------------
Steven G. Felsher,
Principal Financial Officer

/s/ William P. Garvey                       Dated: March 29, 1996
-------------------------------
William P. Garvey,
Principal Accounting Officer

                           Annual Report on Form 10-K

                  Item 8, Item 14(a)(1) and (2) and Item 14(d)

                   Financial Statements and Supplementary Data

                          List of Financial Statements

                          Year ended December 31, 1995

                              GREY ADVERTISING INC.

                               New York, New York

Form 10-K-Item 8, Item 14(a)(1) and (2)

Grey Advertising Inc. and Consolidated Subsidiary Companies

Index to Financial Statements

The following consolidated financial statements of Grey Advertising Inc. and consolidated subsidiary companies are included in Item 8:

   Report of Independent Auditors.........................................  F-2

   Consolidated Balance Sheets--December 31, 1995 and 1994................  F-3

   Consolidated Statements of Operations--Years Ended
     December 31, 1995, 1994 and 1993.....................................  F-5

   Consolidated Statements of Common Stockholders' Equity--
     Years Ended December 31, 1995, 1994 and 1993.........................  F-6

   Consolidated Statements of Cash Flows--
     Years Ended December 31, 1995, 1994 and 1993.........................  F-8

   Notes to Consolidated Financial Statements--
     December 31, 1995....................................................  F-10

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

                         Report of Independent Auditors

Board of Directors
Grey Advertising Inc.

We have audited the accompanying consolidated balance sheets of Grey Advertising Inc. and consolidated subsidiary companies as of December 31, 1995 and 1994, and the related consolidated statements of operations, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grey Advertising Inc. and consolidated subsidiary companies at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                                         ERNST & YOUNG LLP

New York, New York
February 7, 1996

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31
                                                              1995               1994
                                                          -------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                              $134,313,000       $170,077,000
   Marketable securities (Notes A and E)                    20,419,000         10,648,000
   Accounts receivable                                     495,349,000        403,973,000
   Expenditures billable to clients                         46,449,000         30,145,000
   Other current assets                                     49,614,000         60,826,000
                                                          -------------------------------
Total current assets                                       746,144,000        675,669,000

Investments in and advances to nonconsolidated
   affiliated companies (Notes A and B)                     20,693,000         16,495,000
Fixed assets-net (Note D)                                   74,706,000         61,174,000
Marketable securities (Notes A and E)                       48,252,000         14,785,000
Intangibles and other assets-including loans to
   officers of $5,522,000 in 1995 and $5,347,000 in
   1994 (Notes A, F, G, I and L(1))                         65,342,000         61,953,000
                                                          -------------------------------
Total assets                                              $955,137,000       $830,076,000
                                                          ===============================

See notes to consolidated financial statements

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                                                                    DECEMBER 31
                                                              1995               1994
                                                          --------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                        $549,533,000       $475,188,000
   Notes payable to banks (Note F)                           71,336,000         64,460,000
   Accrued expenses and other                                97,126,000         88,156,000
   Current portion of long-term debt (Note F)                 3,025,000
   Income taxes payable                                      18,567,000         14,130,000
                                                          --------------------------------
Total current liabilities                                   739,587,000        641,934,000

Other liabilities, including deferred compensation of
   $22,021,000 and $16,244,000 (Note L(1))                   39,620,000         30,053,000
Long-term debt (Note F)                                      30,000,000         33,025,000
Minority interest                                             9,281,000          8,843,000
Redeemable preferred stock-at redemption value; par
   value $1 per share; authorized 500,000 shares; issued
   and outstanding 32,000 shares in 1995 and 1994,
   respectively (Note G)                                      8,986,000          7,516,000

Common stockholders' equity:
  Common Stock-par value $1 per share; authorized
   10,000,000 shares; issued 1,096,096 shares in 1995
   and 1,077,116 shares in 1994                               1,096,000          1,077,000
  Limited Duration Class B Common Stock-par value
   $1 per share; authorized 2,000,000 shares; issued
   335,688 shares in 1995 and 354,668 shares in 1994            336,000            355,000
  Paid-in additional capital                                 37,898,000         31,895,000
  Retained earnings                                         122,345,000        105,123,000
  Cumulative translation adjustment                           4,664,000           (728,000)
  Unrealized gain (loss) on marketable securities
   (Notes A and E)                                              550,000         (1,492,000)
  Loans to officer used to purchase Common Stock and
    Limited Duration Class B Common Stock (Note I)           (4,726,000)        (4,726,000)
                                                          --------------------------------
                                                            162,163,000        131,504,000
  Less-cost of 212,848 and 161,382 shares of Common
   Stock and 26,751 and 26,751 shares of Limited
   Duration Class B Common Stock held in treasury
   at December 31, 1995 and 1994, respectively               34,500,000         22,799,000
                                                          --------------------------------
Total common stockholders' equity                           127,663,000        108,705,000
Retirement plans, leases and contingencies (Note L)
                                                          --------------------------------
Total liabilities and stockholders' equity                 $955,137,000       $830,076,000
                                                          ================================


 See notes to consolidated financial statements.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      YEAR ENDED DECEMBER 31
                                              1995             1994              1993
                                          -----------------------------------------------
Commissions and fees                       $688,219,000     $593,317,000     $567,243,000
Expenses:
Salaries and employee related
   expenses (Note L(1))                     432,311,000      370,196,000      348,462,000
Office and general expenses (Note L(2))     205,668,000      181,826,000      176,054,000
Goodwill write-off (Notes A and M)                            39,944,000        1,939,000
                                          -----------------------------------------------
                                            637,979,000      591,966,000      526,455,000
                                          -----------------------------------------------
                                             50,240,000        1,351,000       40,788,000
Other income-net (Note C)                     4,087,000          259,000        1,917,000
                                          -----------------------------------------------
Income of consolidated companies
   before taxes on income                    54,327,000        1,610,000       42,705,000
Provision for taxes on income (Note K)       26,966,000       21,621,000       22,487,000
                                          -----------------------------------------------
Net income (loss) of consolidated
   companies                                 27,361,000      (20,011,000)      20,218,000
Minority interest applicable to
   consolidated companies                    (6,273,000)      (3,040,000)      (4,508,000)
Equity in earnings of nonconsolidated
   affiliated companies                       2,350,000        1,673,000        1,971,000
                                          -----------------------------------------------
Net income (loss)                          $ 23,438,000     $(21,378,000)    $ 17,681,000
                                          ===============================================
Earnings per Common Share (Note J):
     Primary                                     $16.79          $(17.51)          $13.46
     Fully diluted                               $16.16             *              $13.00

     *Antidilutive

See notes to consolidated financial statements.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                                              PAID-IN
                                                                              COMMON         ADDITIONAL         RETAINED
                                                                              STOCK           CAPITAL           EARNINGS
                                                                           ----------------------------------------------
Balance at December 31, 1992                                               $1,432,000       $23,635,000      $118,737,000

  Net income                                                                                                   17,681,000
  Cash dividends-Common Shares-$3.1375 per share                                                               (3,884,000)
  Cash dividends-Redeemable Preferred Stock-$6.275 per share                                                     (204,000)
  Common Shares acquired-at cost
  Dividends payable in Company Stock pursuant to Senior
    Management Incentive Plan (Note L)                                                           27,000           (27,000)
  Increase in redemption value of Redeemable Preferred Stock (Note G)                                            (468,000)
  Restricted Stock Plan activity (Note I)                                                       256,000
  Tax benefit from restricted stock (Note K)                                                     66,000
  Common Shares issued upon exercise of stock options                                           (44,000)
  Tax benefit from exercise of stock options (Note K)                                            46,000
  Senior Management Incentive Plan activity (Note L)                                          3,343,000
  Translation adjustment
  Unrealized loss on marketable securities (Notes A and E)
                                                                           ----------------------------------------------
Balance at December 31, 1993                                                1,432,000        27,329,000       131,835,000

  Net loss                                                                                                    (21,378,000)
  Cash dividends-Common Shares-$3.3125 per share                                                               (4,112,000)
  Cash dividends-Redeemable Preferred Stock-$6.625 per share                                                     (212,000)
  Common Shares acquired-at cost
  Dividends Payable in Company Stock pursuant to Senior
    Management Incentive Plan (Note L)                                                           84,000           (84,000)
  Increase in redemption value of Redeemable Preferred Stock (Note G)                                            (926,000)
  Restricted stock activity (Note I)                                                             30,000
  Tax benefit from restricted stock (Note K)                                                    450,000
  Common Shares issued upon exercise of stock options                                          (101,000)
  Tax benefit from exercise of stock options (Note K)                                           118,000
  Senior Management Incentive Plan activity (Note L)                                          3,985,000
  Translation adjustment
  Unrealized loss on marketable securities (Notes A and E)
                                                                           -----------------------------------------------
Balance at December 31, 1994                                                1,432,000        31,895,000        105,123,000



                                                                                COMMON STOCK
                                                                              HELD IN TREASURY             OTHER
                                                                          -------------------------        EQUITY
                                                                          SHARES           AMOUNT         ACCOUNTS         TOTAL
                                                                          --------------------------------------------------------
Balance at December 31, 1992                                                194,381    $(23,116,000)   $(1,947,000)   $118,741,000

  Net income                                                                                                            17,681,000
  Cash dividends-Common Shares-$3.1375 per share                                                                        (3,884,000)
  Cash dividends-Redeemable Preferred Stock-$6.275 per share                                                              (204,000)
  Common Shares acquired-at cost                                              5,426        (787,000)                      (787,000)
  Dividends payable in Company Stock pursuant to Senior
    Management Incentive Plan (Note L)
  Increase in redemption value of Redeemable Preferred Stock (Note G)                                                     (468,000)
  Restricted Stock Plan activity (Note I)                                                                                  256,000
  Tax benefit from restricted stock (Note K)                                                                                66,000
  Common Shares issued upon exercise of stock options                        (8,584)        830,000                        786,000
  Tax benefit from exercise of stock options (Note K)                                                                       46,000
  Senior Management Incentive Plan activity (Note L)                                                                     3,343,000
  Translation adjustment                                                                                (6,352,000)     (6,352,000)
  Unrealized loss on marketable securities (Notes A and E)                                                (147,000)       (147,000)
                                                                          --------------------------------------------------------
Balance at December 31, 1993                                                191,223     (23,073,000)    (8,446,000)    129,077,000



  Net loss                                                                                                             (21,378,000)
  Cash dividends-Common Shares-$3.3125 per share                                                                        (4,112,000)
  Cash dividends-Redeemable Preferred Stock-$6.625 per share                                                              (212,000)
  Common Shares acquired-at cost                                              1,993        (372,000)                      (372,000)
  Dividends Payable in Company Stock pursuant to Senior
    Management Incentive Plan (Note L)
  Increase in redemption value of Redeemable Preferred Stock (Note G)                                                     (926,000)
  Restricted stock activity (Note I)                                         (1,750)        226,000                        256,000
  Tax benefit from restricted stock (Note K)                                                                               450,000
  Common Shares issued upon exercise of stock options                        (3,333)        420,000                        319,000
  Tax benefit from exercise of stock options (Note K)                                                                      118,000
  Senior Management Incentive Plan activity (Note L)                                                                     3,985,000
  Translation adjustment                                                                                 2,845,000       2,845,000
  Unrealized loss on marketable securities (Notes A and E)                                              (1,345,000)     (1,345,000)
                                                                          --------------------------------------------------------
Balance at December 31, 1994                                                188,133     (22,799,000)    (6,946,000)    108,705,000


           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
       CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                                             PAID-IN
                                                                             COMMON         ADDITIONAL         RETAINED
                                                                              STOCK           CAPITAL           EARNINGS
                                                                           ------------------------------------------------
 Net income                                                                                                      23,438,000
 Cash dividends-Common Shares-$3.5625 per share                                                                  (4,333,000)
 Cash dividends-Redeemable Preferred Stock-$7.125 per share                                                        (228,000)
 Common Shares acquired-at cost
 Dividends Payable in Company Stock pursuant to Senior
   Management Incentive Plan (Note L)                                                           185,000            (185,000)
 Increase in redemption value of Redeemable Preferred Stock (Note G)                                             (1,470,000)
 Restricted stock activity (Note I)                                                             133,000
 Tax benefit from restricted stock  (Note K)                                                    164,000
 Common Shares issued upon exercise of stock options                                           (287,000)
 Tax benefit from exercise of stock options (Note K)                                            959,000
 Senior Management Incentive Plan activity (Note L)                                           4,849,000
 Translation adjustment
 Unrealized gain on marketable securities (Notes A and E)
                                                                           ------------------------------------------------
Balance at December 31, 1995                                               $1,432,000       $37,898,000        $122,345,000
                                                                           ================================================

                                                                               COMMON STOCK
                                                                             HELD IN TREASURY              OTHER
                                                                          -------------------------        EQUITY
                                                                          SHARES           AMOUNT         ACCOUNTS         TOTAL
                                                                          --------------------------------------------------------
 Net income                                                                                                             23,438,000
 Cash dividends-Common Shares-$3.5625 per share                                                                         (4,333,000)
 Cash dividends-Redeemable Preferred Stock-$7.125 per share                                                               (228,000)
 Common Shares acquired-at cost                                            77,001       (14,434,000)                   (14,434,000)
 Dividends Payable in Company Stock pursuant to Senior
   Management Incentive Plan (Note L)
 Increase in redemption value of Redeemable Preferred Stock (Note G)                                                    (1,470,000)
 Restricted stock activity (Note I)                                                                                        133,000
 Tax benefit from restricted stock  (Note K)                                                                               164,000
 Common Shares issued upon exercise of stock options                      (25,535)        2,733,000                      2,446,000
 Tax benefit from exercise of stock options (Note K)                                                                       959,000
 Senior Management Incentive Plan activity (Note L)                                                                      4,849,000
 Translation adjustment                                                                                 5,392,000        5,392,000
 Unrealized gain on marketable securities (Notes A and E)                                               2,042,000        2,042,000
                                                                          --------------------------------------------------------
Balance at December 31, 1995                                              239,599      $(34,500,000)   $  488,000     $127,663,000
                                                                          ========================================================

See notes to consolidated financial statements.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31
                                                            1995              1994               1993
                                                        -------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                       $ 23,438,000      $(21,378,000)      $ 17,681,000
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation and amortization of fixed assets        17,388,000        15,093,000         13,591,000
     Goodwill write-off                                                     39,944,000          1,939,000
     Amortization of intangibles                           4,146,000         7,475,000          5,486,000
     Deferred compensation                                15,162,000         9,006,000          6,379,000
     Equity in earnings of nonconsolidated
       affiliated companies, net of dividends
       received of $483,000, $903,000 and
       $1,336,000                                         (1,867,000)         (770,000)          (635,000)
     Minority interest applicable to consolidated
       companies                                           6,273,000         3,040,000          4,508,000
     Amortization of restricted stock expense                133,000           116,000            256,000
     Deferred income taxes                                (2,999,000)       (5,104,000)        (3,271,000)

     Changes in operating assets and liabilities:
       Increase in accounts receivable                   (79,612,000)      (31,058,000)       (29,082,000)
       (Increase) decrease in expenditures billable
         to clients                                      (14,109,000)       (6,006,000)           555,000
       Decrease in other current assets                    4,351,000        10,739,000         31,454,000
       Decrease (increase) in other assets                 3,680,000        (3,077,000)        (4,141,000)
       Increase (decrease) in accounts payable            61,846,000        (4,220,000)        76,731,000
       Increase (decrease) in accrued expenses
         and other                                         3,180,000        (9,424,000)        (5,580,000)
       Increase in income taxes payable                    2,431,000         6,600,000          2,385,000
       Decrease in other liabilities                      (2,509,000)       (2,507,000)        (7,298,000)
                                                        -------------------------------------------------
Net cash provided by operating activities                 40,932,000         8,469,000        110,958,000

INVESTING ACTIVITIES

Purchases of fixed assets                                (29,136,000)      (17,067,000)       (13,421,000)
Trust fund deposits                                       (2,426,000)
Increase in investments in and advances to
   nonconsolidated affiliated companies                   (1,686,000)       (3,564,000)        (4,849,000)
Purchases of marketable securities                       (68,500,000)       (2,003,000)       (25,572,000)
Sales of marketable securities                            26,957,000           486,000
Increase in intangibles, primarily goodwill               (6,183,000)      (14,800,000)        (6,770,000)
                                                        -------------------------------------------------
Net cash used in investing activities                    (80,974,000)      (36,948,000)       (50,612,000)

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                                                                     YEAR ENDED DECEMBER 31
                                                           1995               1994               1993
                                                      ---------------------------------------------------
FINANCING ACTIVITIES
Net proceeds from short-term borrowings               $   4,834,000      $  15,826,000      $   9,762,000
Common Shares issued under Stock Incentive Plan                                141,000
Common Shares acquired for treasury                     (14,434,000)          (372,000)          (787,000)
Cash dividends paid on Common Shares                     (4,333,000)        (4,112,000)        (3,884,000)
Cash dividends paid on Redeemable Preferred Stock          (228,000)          (212,000)          (204,000)
Proceeds from exercise of stock options                   2,446,000            319,000            786,000
Redemption of Redeemable Preferred Stock                                                         (300,000)
Proceeds from long-term debt                                                                   30,000,000
Borrowings under life insurance policies                 11,779,000
                                                      ---------------------------------------------------
Net cash provided by financing activities                    64,000         11,590,000         35,373,000
Effect of exchange rate changes on cash                   4,214,000          5,699,000         (7,207,000)
                                                      ---------------------------------------------------
(Decrease) increase in cash and cash equivalents        (35,764,000)       (11,190,000)        88,512,000
Cash and cash equivalents at beginning of year          170,077,000        181,267,000         92,755,000
                                                      ---------------------------------------------------
Cash and cash equivalents at end of year              $ 134,313,000      $ 170,077,000      $ 181,267,000
                                                      ===================================================





See notes to consolidated financial statements.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Material intercompany balances and transactions have been eliminated in consolidation. Certain amounts for years prior to 1995 have been reclassified to conform with the current year classification.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

COMMISSIONS AND FEES AND ACCOUNTS RECEIVABLE

Income derived from advertising placed with media is generally recognized based upon the publication or broadcast dates. Income resulting from expenditures billable to clients is generally recognized when billed. Payroll costs are expensed as incurred. Accounts receivable include both the income recognized as well as the actual media and production costs which are paid for by the Company and rebilled to clients at the Company's cost.

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

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION

Primarily all balance sheet accounts of the Company's foreign operations are translated at the exchange rate in effect at each year end and statement of operations accounts are translated at the average exchange rates prevailing during the year. Resulting translation adjustments are made directly to a separate component of stockholders' equity. Foreign currency transaction gains and losses are reported in income. During 1995, 1994 and 1993, foreign currency transaction gains and losses were not material.

INTANGIBLES

The excess of purchase price over underlying net equity of certain consolidated subsidiaries and nonconsolidated affiliated companies at the date of acquisition ("goodwill") is amortized by the straight-line method over periods of up to 20 years. The amounts of goodwill associated with consolidated subsidiaries (included in Other Assets) and nonconsolidated investments (included in Investments in and Advances to Nonconsolidated Affiliated Companies) were $41,237,000 and $8,325,000 at the end of 1995 and $36,603,000 and $7,718,000 at
the end of 1994, respectively.

Annually, the Company assesses the carrying value of its goodwill and the respective periods of amortization. As part of the evaluation, the Company considers a number of factors including actual operating results, the impact of gains and losses of major local clients, the impact of any loss of key local management staff and any changes in general economic conditions. In 1994, the Company formalized its assessment of goodwill and since then quantifies the recoverability of goodwill based on each agency's estimated future non-discounted cash flows over the applicable remaining amortization periods. This requires management to make certain specific assumptions with respect to future revenue and expense levels. Where multiple investments had been made in a single company, a weighted average amortization period is used.

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

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides appropriate foreign withholding taxes on unremitted earnings of consolidated and nonconsolidated foreign companies.

MARKETABLE SECURITIES

The Company considers all its investments in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, based on publicly quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity.

STOCK-BASED COMPENSATION

The Company accounts for stock-based awards in accordance with APB Opinion No. 25, Accounting For Stock Issued to Employees. No compensation expense is recorded for options granted at fair market value at the date of grant. The excess of the fair market value of Restricted Stock over the cash consideration received is amortized, as compensation, over the period of restriction. The future obligation to issue stock pursuant to the Company's Senior Management Incentive Plan, included in Paid-In Additional Capital, is increased by periodic charges to compensation.

B. FOREIGN OPERATIONS

The following financial data is applicable to consolidated foreign subsidiaries:

                             1995              1994              1993
                         ------------------------------------------------
Current assets           $395,016,000      $349,208,000      $357,391,000
Current liabilities       408,541,000       364,571,000       367,048,000
Other assets--net of
   other liabilities       56,312,000        50,696,000        69,915,000
Net income (loss)           9,384,000       (35,043,000)        2,584,000


Consolidated retained earnings at December 31, 1995 includes equity in unremitted earnings of nonconsolidated foreign companies of approximately $6,517,000.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

C. OTHER INCOME - NET

                                   1995             1994             1993
                              ----------------------------------------------
Interest income                $12,183,000       $7,507,000       $7,307,000
Interest expense                (8,928,000)      (7,833,000)      (7,558,000)
Dividends from affiliates          217,000           86,000          674,000
Other--net                         615,000          499,000        1,494,000
                              ----------------------------------------------
                               $ 4,087,000       $  259,000       $1,917,000
                              ==============================================

D. FIXED ASSETS

Components of fixed assets-at cost are:

                                                       1995             1994
                                                   -----------------------------
Furniture, fixtures and equipment                  $119,575,000     $ 97,988,000
Leaseholds and leasehold improvements                48,920,000       43,770,000
                                                   -----------------------------
                                                    168,495,000      141,758,000
Less accumulated depreciation and amortization       93,789,000       80,584,000
                                                   -----------------------------
                                                   $ 74,706,000     $ 61,174,000
                                                   =============================

E. MARKETABLE SECURITIES

The marketable securities, by type of investment, held by the Company at December 31, 1995 and 1994 are described as follows:

                                                   1995            1994
                                               ---------------------------
Maturities of one year or less:
  U.S. Treasury Securities                     $ 4,758,000     $ 7,678,000
  Money market funds                            12,394,000       2,970,000
  Corporate bonds                                3,267,000
                                               ---------------------------
                                                20,419,000      10,648,000
                                               ---------------------------
Maturities greater than one year:
  U.S. Treasury Securities                      41,946,000      14,785,000
  Government National Mortgage Association
   Securities                                    1,838,000
  Corporate bonds                                4,468,000
                                               ---------------------------
                                                48,252,000      14,785,000
                                               ---------------------------
                                               $68,671,000     $25,433,000
                                               ===========================

At December 31, 1995, the Company had unrealized gains of $550,000 and at December 31, 1994 unrealized losses of $1,492,000, principally related to the investments in U.S. Treasury Securities. At December 31, 1995 and 1994, the Company's investments in marketable securities classified as non-current had an average maturity of 6 years and 4 years, respectively.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

F. CREDIT ARRANGEMENTS AND LONG-TERM DEBT

The Company maintains committed lines of credit of $40,000,000 with various banks and may draw against the lines on unsecured demand notes at rates below the applicable bank's prime interest rate. These lines of credit, which are renewable annually, were partially utilized during both 1995 and 1994 to secure obligations of selected foreign subsidiaries in the amount of $15,000,000 at the end of each year. The weighted average interest rate related to the debt associated with the committed lines of credit was 6.95% and 6.25% at December 31, 1995 and 1994, respectively. The Company had $56,336,000 and $49,460,000 outstanding under other uncommitted lines of credit at December 31, 1995 and 1994, respectively. The weighted average interest rate for the borrowings under the uncommitted lines of credit was 7.91% and 7.70% at December 31, 1995 and 1994, respectively. The carrying amount of the debt outstanding under both the committed and uncommitted lines of credit approximates fair value because of the short maturities of the underlying notes. Occasionally, the Company enters into foreign currency contracts for known cash flows related to the repatriation of earnings from its international subsidiaries. The term of each foreign currency contract entered into in 1995 was for less than three months. At December 31, 1995, there were no foreign currency contract transactions open. In addition, the Company had no derivative contracts outstanding at December 31, 1995, and did not enter into any derivative contracts during 1995.

Long-term debt at December 31, 1995 and 1994 is as follows:

                               1995            1994
                           ---------------------------
Term loans                 $30,000,000     $30,000,000
Convertible debentures       3,025,000       3,025,000
                           ---------------------------
                            33,025,000      33,025,000
Current maturities           3,025,000          -0-
                           ---------------------------
Long-term Debt             $30,000,000     $33,025,000
                           ===========================


The term loans consist of $30,000,000 borrowed from the Prudential Insurance Company at a fixed interest rate of 7.68% with principal repayable in equal installments of $10,000,000 in January 1998, 1999 and 2000. The terms of the loan agreement require, inter alia, that the Company maintain specified levels of net worth, meet certain cash flow requirements and limit its incurrence of additional indebtedness to certain specified amounts. At December 31, 1995, the Company was in compliance with all of these covenants. The fair value of the Prudential debt is estimated to be $30,900,000 and $29,900,000 at December 31, 1995 and 1994, respectively. This estimate was determined using a discounted cash flow analysis using current interest rates for debt having similar terms and remaining maturities.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

F. CREDIT ARRANGEMENTS AND LONG-TERM DEBT (CONTINUED)

During 1995, the Company borrowed against the cash value of the life insurance policies that it owns on the life of its Chairman and Chief Executive Officer. The amount borrowed at December 31, 1995 is $13,024,000 with a fixed interest rate of 8.75% and is carried as a reduction of the related cash value that is included in Other Assets. Of the amount borrowed in 1995, the Company received $11,779,000 in cash and $1,245,000 was used in payment of the 1995 premiums due on the life insurance policies.

The current portion of long-term debt consists of 8 1/2% Convertible Subordinated Debentures, due December 10, 1996, which are currently convertible into 8.41 shares of Common Stock and an equal number of Limited Duration Class B Common Stock, subject to certain adjustments, for each $1,000 principal amount of such debentures. The debt was issued in exchange for cash and a $3,000,000, 9% promissory note, payable December 10, 1997, from an officer of the Company that is included in Other Assets at December 31, 1995 and 1994. During each of the years 1995, 1994 and 1993, the Company paid to the officer interest of $257,000 pursuant to the terms of the debentures and the officer paid to the Company interest of $270,000 pursuant to the terms of the 9% promissory note.

The scheduled repayment of long-term debt is as follows:

             YEARS ENDING
              DECEMBER 31            AMOUNT
              -----------         ------------
                 1996             $ 3,025,000
                 1997                     -0-
                 1998              10,000,000
                 1999              10,000,000
                 2000              10,000,000
                                  -----------
                                  $33,025,000
                                  ===========

For the years 1995, 1994 and 1993, the Company made interest payments of $8,934,000, $7,839,000 and $6,529,000, respectively.

G. REDEEMABLE PREFERRED STOCK

As of December 31, 1995 and 1994, the Company had outstanding 20,000 shares of Series I Preferred Stock, 5,000 shares each of its Series II and Series III Preferred Stock, and 2,000 shares of Series 1 Preferred Stock. The holder of the Series I, Series II and Series III Preferred Stock is a senior executive of the Company, and the Series 1 Preferred Stock is held by a former employee. The terms of each class of Preferred

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

G. REDEEMABLE PREFERRED STOCK (CONTINUED)

Stock, including the basic economic terms relating thereto, are essentially the same, except with respect to the redemption date of each series. The redemption date for the Series I, Series II and Series III Preferred Stock is fixed at April 7, 2004, unless redeemed earlier under circumstances described below. The terms of the Series I, Series II and Series III Preferred Stock also give the holder, his estate or legal representative, as the case may be, the option to require the Company to redeem his Preferred Stock for a period of 12 months following his (i) death, (ii) permanent disability or permanent mental disability, (iii) termination of full-time employment for good reason or (iv) termination of full-time employment by the Company with cause. The terms of the Series 1 Preferred Stock permit the holder of shares thereof the option to have his shares redeemed upon termination of his employment prior to age 65. The Company is obligated to redeem such shares following the attainment of age 65 by the holder thereof following termination of employment.

Each share of Preferred Stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Limited Duration Class B Common Stock (Class B Common Stock) (subject to certain adjustments) upon redemption, less a fixed discount established upon the issuance of the Preferred Stock. The holders of each class of Preferred Stock are entitled to receive cumulative preferential dividends at the annual rate of $.25 per share, and to participate in dividends on one share of the Common Stock and one share of the Class B Common Stock to the extent such dividends exceed the per share preferential dividend. In connection with his ownership of the Series I, Series II and Series III Preferred Stock, the senior executive issued to the Company full recourse promissory notes totaling $763,000 (included in Other Assets at December 31, 1995 and 1994) with a maturity date of April 2004. The interest paid by the senior executive to the Company in 1995, 1994 and 1993 pursuant to the terms of these notes was $70,000 in each year.

In accordance with the terms of the respective Certificates of Designation and Terms of each Series of Preferred Stock ("Certificates"), the Board of Directors determined the change in redemption value would not reflect the 1994 write-off of goodwill described in Note M, but rather reflect amortization as if the Company had continued to write-off goodwill in accordance with historical amortization schedules.

Following the distribution of Class B Common Stock, the holders of the Preferred Stock became entitled to eleven votes per share on all matters submitted to the vote of stockholders. The holder of the Series I Preferred Stock is entitled, as well, to vote as a single class to elect or remove one-quarter of the Board of Directors, to approve the merger or consolidation of the Company or the sale by it of all or substantially all of its assets, and to approve the authorization or issuance of any other class of Preferred Stock having equivalent voting rights.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

G. REDEEMABLE PREFERRED STOCK (CONTINUED)

In the event of the liquidation of the Company, holders of Preferred Stock are entitled to a preferential liquidation distribution of $1.00 per share in addition to all accrued and unpaid preferential dividends.

The total carrying value of the Preferred Stock (applicable to those shares outstanding at each respective year end) increased by $1,470,000, $926,000 and $468,000 in 1995, 1994 and 1993, respectively. The change in carrying value represents the change in redemption value during those periods. This change is referred to as "Additional Capital Applicable to Redeemable Preferred Stock" in the respective Certificates.

H. COMMON STOCK

The Company has authorized and outstanding two classes of common stock, Common Stock and Class B Common Stock, both $1 par value per share.

The Class B Common Stock has the same dividend and liquidation rights as the Common Stock and a holder of each share of Class B Common Stock is entitled to ten votes on all matters submitted to stockholders. The shares of Class B Common Stock are restricted as to transferability and upon transfer, except to specified limited classes of transferees, will convert into shares of Common Stock which have one vote per share. In October 1995, the shareholders of the Company approved an amendment to the Company's Articles of Incorporation to extend to April 3, 2006 the automatic conversion date of the Class B Common Stock.

I. RESTRICTED STOCK AND STOCK OPTION PLANS

The Company's 1994 Stock Incentive Plan ("Stock Incentive Plan") was adopted in June 1994. The Stock Incentive Plan replaced the Restricted Stock Plan, the Executive Growth Plan, the Incentive Stock Option Plan and the Nonqualified Stock Option Plan (collectively, the "Prior Plans"), and any shares available for granting of awards under the Prior Plans are no longer available for such awards. Options granted pursuant to the Prior Plans remain outstanding and in full force and shares reserved remain so for such purposes.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

I. RESTRICTED STOCK AND STOCK OPTION PLANS (CONTINUED)

STOCK INCENTIVE PLAN

Under the Stock Incentive Plan, awards in the form of incentive or nonqualified stock options or restricted stock are available to be granted through June 2003 to officers and other key employees. A maximum of 250,000 shares of Common Stock are available for grant under the Stock Incentive Plan and no employee can be granted stock options in excess of 75,000 shares or more than 75,000 shares of restricted stock. Stock options cannot be granted at a price less than 100% of the fair market value of the shares on the date of grant. A committee of the Board of Directors ("Committee") determines the terms and conditions under which the awards may be granted or exercised. Options, however, shall expire not later than ten years from the date of grant. Shares of restricted stock may be sold to participants, at a purchase price determined by the Committee (which may be less than fair market value per share). In 1994, 1,750 shares of Restricted Stock were issued at prices between $77.50 and $81.50 per share with restrictions as to transferability expiring after five years. No shares of restricted stock were issued in 1995. No restrictions lapsed during either 1995 or 1994 and no restricted stock was forfeited during either year.

Transactions involving outstanding stock options under this Plan were:

                                               NUMBER          TOTAL
                                             OF SHARES      OPTION PRICE
                                             ---------------------------
Outstanding, December 31, 1993                    -0-       $     -0-
Granted                                         3,250           531,000
                                             ---------------------------
Outstanding, December 31, 1994                  3,250           531,000
Cancelled                                        (250)          (43,000)
Granted                                        84,174        12,670,000
                                             ---------------------------
Outstanding, December 31, 1995                 87,174       $13,158,000
                                             ===========================

At December 31, 1995, options to acquire 13,333 shares were exercisable and 161,076 shares of Common Stock were available for issuance under the Stock Incentive Plan.

Compensation to employees under the Plan of $106,000 in 1995 and $134,000 in 1994, representing the unamortized excess of the market value of restricted stock over any cash consideration received, is carried as a reduction of Paid-In Additional Capital and is charged to income ($28,000 in 1995 and $7,000 in 1994) over the related required period of service of the respective employees.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

I. RESTRICTED STOCK AND STOCK OPTION PLANS (CONTINUED)

RESTRICTED STOCK PLAN

There are no shares outstanding under this plan at December 31, 1995. During 1995, the restriction lapsed on 5,000 shares of Common Stock. Compensation to employees representing the unamortized excess of the market value of restricted stock over any cash consideration received, is carried as a reduction of Paid-In Additional Capital and is charged to income ($104,000 in 1995, $109,000 in 1994 and $256,000 in 1993) over the related required period of service of the respective employees.

This plan was replaced by the Stock Incentive Plan discussed above.

EXECUTIVE GROWTH PLAN

Under the terms of the Company's qualified stock option plan (Executive Growth
Plan), options were granted to officers and other key employees at prices not less than 100% of the fair market value of the shares on the date of grant. At December 31, 1995, there were no options outstanding. In connection with a 1992 exercise of the plan options, the Company received a cash payment of $67,000 and a note from an officer of the Company in the amount of $3,170,000, due in December 2001, at a fixed interest rate of 6.06%.

In addition, and in accordance with the terms of the option agreement, the holder of the options issued to the Company a promissory note in the principal amount of $2,340,000 bearing interest at the rate of 6.06%, payable in December 2001, to settle his obligation to provide the Company with funds necessary to pay the required withholding taxes due upon the exercise of the options. A portion of this note ($1,556,000) equal to the tax benefit received by the Company upon exercise and the full amount of the note for $3,170,000 are reflected in a separate component of stockholders' equity at December 31, 1995 and 1994.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

I. RESTRICTED STOCK AND STOCK OPTIONS PLANS (CONTINUED)

The interest paid to the Company by the holder pursuant to the terms of the two notes issued in connection with the option exercise was $334,000 in 1995, 1994 and 1993.

This plan was replaced by the Stock Incentive Plan discussed above.

INCENTIVE STOCK OPTION PLAN

Under this plan, options were granted to key employees, including officers, at a price not less than 100% of the fair market value of the shares on the date of grant.

Transactions involving outstanding stock options under this plan were:

                                     NUMBER OF SHARES
                                   --------------------
                                   CLASS B
                                   COMMON        COMMON          TOTAL
                                    STOCK         STOCK       OPTION PRICE
                                   ---------------------------------------
Outstanding, December 31, 1992      4,100         9,100      $ 1,247,000
Cancelled                            (300)         (300)         (58,000)
Exercised                          (3,700)       (3,700)        (676,000)
                                   ---------------------------------------
Outstanding, December 31, 1993        100         5,100          513,000
Exercised                            (100)         (100)         (18,000)
                                   ---------------------------------------
Outstanding, December 31, 1994        -0-         5,000          495,000
Exercised                                        (3,570)        (353,000)
                                   ---------------------------------------
Outstanding, December 31, 1995        -0-         1,430      $   142,000
                                   =======================================

As of December 31, 1995, options to acquire 714 shares of Common Stock were exercisable. There are 1,430 shares of Common Stock reserved to be issued with respect to this plan.

This plan was replaced by the Stock Incentive Plan discussed above.

NONQUALIFIED STOCK OPTION PLAN

Under this plan, nonqualified stock options were granted to employees eligible to receive options at prices not less than 100% of the fair market value of the shares on the date of grant, and options must be exercised within 10 years of grant and for only specified limited periods beyond termination of employment.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

I. RESTRICTED STOCK AND STOCK OPTIONS PLANS (CONTINUED)

Transactions involving outstanding stock options under this plan were:


                                             NUMBER          TOTAL
                                            OF SHARES     OPTION PRICE
                                            --------------------------
Outstanding, December 31, 1992                39,117      $ 4,131,000
Cancelled                                       (567)         (58,000)
Exercised                                     (1,184)        (110,000)
                                            --------------------------
Outstanding, December 31, 1993                37,366        3,963,000
Cancelled                                     (1,084)        (116,000)
Exercised                                     (3,133)        (301,000)
                                            --------------------------
Outstanding, December 31, 1994                33,149        3,546,000
Cancelled                                        (34)          (4,000)
Exercised                                    (21,965)      (2,092,000)
                                            --------------------------
Outstanding, December 31, 1995                11,150      $ 1,450,000
                                            ==========================

As of December 31, 1995, options to acquire 9,950 shares of Common Stock were exercisable, and 11,150 shares were reserved for issuance under this plan.

This plan was replaced by the Stock Incentive Plan discussed above.

J. COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE

The computation of net income (loss) per common share is based on the weighted average number of common shares outstanding, including adjustments for the effect of the assumed exercise of dilutive stock options and shares issuable pursuant to the Company's Senior Management Incentive Plan (see Note L(1)) (1,295,182 in 1995, 1,285,605 in 1994 and 1,263,900 in 1993) and, for fully diluted net income (loss) per common share, the assumed conversion of the 8 1/2% Convertible Subordinated Debentures issued in December 1983. Also, for the purpose of computing net income (loss) per common share, the Company's net income (loss) is adjusted by dividends on the Preferred Stock and by the increase or decrease, in redemption value of the Preferred Stock. Primary net income (loss) per common share is computed as if stock options were exercised at the beginning of the period and the funds obtained thereby used to purchase common shares at the average market price during the period. In computing fully diluted net income (loss) per common share, the market price at the close of the period or the average market price, whichever is higher, is used to determine the number of shares which are assumed to be repurchased.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

J. COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE (CONTINUED)

The effects of the Preferred Stock dividend requirements and the change in redemption values amounted to $1.31, $0.88 and $0.53 per share in 1995, 1994 and 1993, respectively.

K. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. At December 31, 1995, 1994 and 1993, the Company had deferred tax assets of $19,550,000, $19,651,000 and $16,282,000 and deferred tax liabilities of $7,359,000, $10,459,000 and
$12,194,000, respectively, detailed as follows:

                                                         DEFERRED TAX ASSETS (LIABILITIES)
                                                      1995             1994             1993
                                                 ----------------------------------------------
Restructuring costs and related future tax
   benefits                                       $ 1,642,000      $ 2,056,000      $ 3,531,000
Deferred compensation                              15,250,000        8,955,000        5,730,000
Accrued expenses                                    2,658,000        8,640,000        7,021,000
Safe harbor lease and depreciation                 (5,134,000)      (7,493,000)      (9,228,000)
Tax on unremitted foreign earnings and other       (2,225,000)      (2,966,000)      (2,966,000)
                                                 ----------------------------------------------
                                                   12,191,000        9,192,000        4,088,000
Valuation allowance for deferred tax assets           -0-              -0-              -0-
                                                 ----------------------------------------------
Net deferred tax assets                           $12,191,000      $ 9,192,000      $ 4,088,000
                                                 ==============================================

The components of income of consolidated companies before taxes on income are as follows:

                 1995             1994             1993
             ---------------------------------------------
Domestic     $26,704,000     $ 25,918,000      $28,646,000
Foreign       27,623,000      (24,308,000)      14,059,000
             ---------------------------------------------
             $54,327,000     $  1,610,000      $42,705,000
             =============================================

Provisions (benefits) for Federal, foreign, state and local income taxes consisted of the following:

                                  1995                                   1994                             1993
                      ------------------------------      ------------------------------      -----------------------------
                        CURRENT            DEFERRED          CURRENT           DEFERRED         CURRENT          DEFERRED
                      -----------------------------------------------------------------------------------------------------
Federal                $13,607,000       $(4,248,000)      $11,510,000       $(2,470,000)      $12,106,000      $(2,448,000)
Foreign                 10,167,000         2,888,000         9,034,000        (1,197,000)        8,580,000       (1,578,000)
State and
   local                 6,191,000        (1,639,000)        6,181,000        (1,437,000)        5,072,000          755,000
                      -----------------------------------------------------------------------------------------------------
                       $29,965,000       $(2,999,000)      $26,725,000       $(5,104,000)      $25,758,000      $(3,271,000)
                      =====================================================================================================

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

K. INCOME TAXES (CONTINUED)

The effective tax rate varied from the statutory Federal income tax rate as follows:

                                                             1995          1994         1993
                                                            --------------------------------
Statutory Federal tax rate                                   35.0%         35.0%        35.0%
State and local income taxes, net of Federal income
   tax benefits                                               5.4         191.5          8.9
Difference in foreign tax rates                               6.5         215.0          6.8
Withholding tax on unremitted foreign earnings                0.5          33.4          1.2
   Goodwill write-off                                                     868.3          1.6
   Adjustment of prior years' provisions                                  (24.8)        (2.2)
   Other--net                                                 2.2          24.5          1.4
                                                            --------------------------------
                                                             49.6%      1,342.9%        52.7%
                                                            ================================

During the years 1995, 1994 and 1993, the Company made net income tax payments of $21,368,000, $19,005,000 and $18,748,000, respectively.

The tax benefit resulting from the difference between compensation expense deducted for tax purposes and compensation expense charged to income for restricted stock and nonqualified stock options is recorded as an increase to Paid-In Additional Capital.

L. RETIREMENT PLANS, DEFERRED COMPENSATION, LEASES AND CONTINGENCIES

1. The Company's Profit Sharing Plan is available to all employees of the Company and qualifying subsidiaries meeting certain eligibility requirements. This plan provides for contributions by the Company at the discretion of the Board of Directors, subject to maximum limitations. The Company also operates a noncontributory Employee Stock Ownership Plan covering eligible employees of the Company and qualifying subsidiaries, under which the Company may make contributions (in stock or cash) to an Employee Stock Ownership Trust ("ESOT") in amounts each year as determined at the discretion of the Board of Directors. The Company made only cash contributions to the ESOT in 1995, 1994 and 1993. The Company and the ESOT have certain rights to purchase shares from participants whose employment has terminated. In addition to the two plans noted above, various subsidiaries maintain separate profit sharing and retirement arrangements. Furthermore, the Company also provides additional retirement and deferred compensation benefits to certain officers and employees.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

L. RETIREMENT PLANS, DEFERRED COMPENSATION, LEASES AND CONTINGENCIES (CONTINUED)

     The Company maintains a Senior Management Incentive Plan in which deferred compensation is granted to senior executive or management employees deemed essential to the continued success of the Company. The amount recorded as an expense related to this plan amounted to $6,873,000, $5,434,000 and $4,581,000 in 1995, 1994 and 1993, respectively. Approximately $5,223,000,
     $4,215,300 and $3,343,000 of plan expense incurred in 1995, 1994 and 1993, respectively, will be payable in Company Stock in accordance with the terms of the plan. These awards converted into 27,705, 28,647 and 18,610 equivalent shares of Common Stock at December 31, 1995, 1994 and 1993, respectively, including an amount for the dividends that would have been payable on the Company Stock as if such stock was outstanding from the time the awards were granted. The future obligation related to the stock award has been reflected as an increase to Paid-In Additional Capital.

     Expenses related to the foregoing plans and benefits aggregated $29,307,000 in 1995, $24,211,000 in 1994 and $21,057,000 in 1993.

     In December 1990, the Company amended its employment agreement with its Chairman and Chief Executive Officer and concurrently, also discharged this individual's pension obligation which had been established pursuant to the terms of his long-standing employment agreement with a payment of approximately $29,300,000. Included in Other Assets at December 31, 1995 and 1994 is approximately $4,700,000 and $7,100,000, respectively, related to this arrangement which is being amortized to expense over the remaining term of the related employment agreement.

     In the first quarter of 1995, the Company and its Chairman and Chief Executive Officer entered into an agreement extending the term of the Chairman and Chief Executive Officer employment agreement through December 31, 2002. This agreement further provides for the deferral of certain compensation otherwise payable to the Chairman and Chief Executive pursuant to his employment agreement and the payment of such deferred compensation into a trust, commonly referred to as a rabbi trust, established with United States Trust Company of New York. The purpose of the trust arrangement is to ensure the Company's ability to deduct compensation paid to the Chairman and Chief Executive Officer without the application of
     Section 162(m) of the Internal Revenue Code ("Section"). The Section, under certain circumstances, denies a tax deduction to an employer for certain compensation expenses in excess of $1,000,000 per year paid by a publicly-held corporation to certain of its executives. Amounts deferred and paid into the trust, as adjusted for the earnings, gains or losses on the trust assets, shall be paid to the Chairman and Chief Executive Officer or to his estate, as the case may be, upon the expiration of his employment agreement, or the termination of his employment by reason of death or disability.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

L. RETIREMENT PLANS, DEFERRED COMPENSATION, LEASES AND CONTINGENCIES (CONTINUED)

     At December 31, 1995, the value of the trust was $2,496,000 and is included in Other Assets and the Company's related deferred compensation obligation for the same amount is included in Other Liabilities.

     Pursuant to an employment agreement, dated December 21, 1990, an executive officer of the Company borrowed $1,000,000 from the Company repayable at December 31, 1995, except that one-fifth of the principal amount of the loan is forgiven by the Company each December 31, beginning with December 31, 1991, provided that the officer continues to be employed by the Company on those dates. In 1994, the executive officer entered into a new employment agreement. Pursuant to that agreement, the executive officer borrowed an additional $600,000 from the Company repayable at December 31, 1998, except that one-third of the principal amount of the loan is forgiven by the Company each December 31, beginning with December 31, 1996, provided that the officer continues to be employed by the Company on those dates. In 1995, 1994 and 1993, the Company has included in each year $200,000 of compensation expense, representing the amount of loan forgiven each year. As of December 31, 1995 and 1994, the remaining loan balance was $600,000 and $800,000, respectively, included in Other Assets.

     In addition, a second executive officer has three loans outstanding with the Company. The first loan, granted in 1994, was for $50,000 and is forgivable contingent upon employment by the Company through 1998. During 1995, the Company made two additional loans to this executive officer for $125,000 and $200,000 which are repayable with accrued interest in May 1998 and 1999, respectively. As of December 31, 1995, the loan balance was $375,000 and is reflected in Other Assets.

2. Rental expense amounted to approximately $36,445,000 in 1995, $35,568,000 in 1994 and $32,725,000 in 1993 which is net of sub-lease rental income of $129,000 in 1995, $1,263,000 in 1994, and $2,016,000 in 1993. Approximate
     minimum rental commitments, excluding escalations, under noncancellable operating leases are as follows:

                                         SUB-LEASE
                      OFFICE SPACE      COMMITMENTS             NET
                      ------------------------------------------------
   1996               $29,935,000        $(111,000)        $29,824,000
   1997                27,724,000                           27,724,000
   1998                25,216,000                           25,216,000
   1999                24,387,000                           24,387,000
   2000                18,314,000                           18,314,000
   Beyond 2000         51,142,000                           51,142,000
                     -------------------------------------------------
                     $176,718,000        $(111,000)       $176,607,000
                     =================================================

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

L. RETIREMENT PLANS, DEFERRED COMPENSATION, LEASES AND CONTINGENCIES (CONTINUED)

3. The Company is not involved in any pending legal proceedings not covered by insurance or by adequate indemnification or which, if decided adversely, would have a material effect on the results of operations, liquidity or financial position of the Company.

M. GOODWILL WRITE-OFF

In 1994, the Company wrote-off $39,944,000 of goodwill. The non-cash write-off related almost exclusively to international acquisitions made by the Company principally in the 1980's. The carrying value of the Company's goodwill prior to the write-off was approximately $84,000,000 and the write-off was associated with 34 of the almost 100 investments for which the Company had unamortized goodwill. The portion of the write-off relating to advertising agencies was approximately $31,295,000 and $8,649,000 relates to public relations agencies. Significant amounts of these write-offs related to operations in the United Kingdom.

The widely recognized international recession seriously affected the advertising industry, particularly in Western Europe, where the Company has its largest and most developed international operations. As the recession abated in the latter part of 1994, the Company was able to assess more clearly the long-term prospects of the affected operations. At that point, and in connection with annual business plan meetings which took place in the fourth quarter, it became clear that the goodwill associated with a number of the agencies had become permanently impaired. Management's projections indicated that anticipated future cash flows for these specific operations would not, as would be expected in a normal post- recession environment, recover sufficiently to cover amortization of the associated goodwill.

The material portion of the goodwill write-off related to ten agencies acquired in the United Kingdom as part of a strategy to develop the Company's representation outside of the London market in the general advertising category and in specialized disciplines (such as retail advertising, promotional services and public relations). With the revival of the industry, a review of the Company's local market strategies and in conjunction with several key management changes, client losses or the inability of these operations to maintain revenues with replacement or new clients, after the analysis referred to above, management concluded that the goodwill associated with these operations had been permanently impaired. While future client losses and management changes could affect the Company's operation in the United Kingdom, the Company has consolidated a number of operations, thereby lessening the likelihood of a negative impact from any instance of client or management turnover. In addition, the unimpaired goodwill balances

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

M. GOODWILL WRITE-OFF (CONTINUED)

associated with the United Kingdom operations represented less than 10% of the Company's consolidated unamortized goodwill as of December 31, 1994.

In 1993, the Company wrote-off $1,939,000 of goodwill in excess of normal amortization schedules. There were no write-offs in excess of normal amortization schedules in 1995.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

N. INDUSTRY SEGMENT AND RELATED INFORMATION

Commissions and fees and operating profit by geographic area for the years ended December 31, 1995, 1994 and 1993, and related identifiable assets at December 31, 1995, 1994 and 1993 are summarized below (000s omitted):

                                                       UNITED STATES                            WESTERN EUROPE
                                           ------------------------------------       --------------------------------------
                                              1995         1994          1993           1995          1994            1993
                                           ---------------------------------------------------------------------------------
Commissions and fees                       $303,826      $277,411      $267,964       $337,726      $273,754        $260,005
                                           =================================================================================

Operating profit (loss)                    $ 21,368      $ 22,767      $ 28,809       $ 27,212      $(20,457)       $ 11,415
                                           =================================================================================

Other income-net

Income of consolidated companies
   before taxes on income

Identifiable assets                        $455,771      $390,547      $353,532       $406,757       $353,904       $389,723
                                           =================================================================================

Investments in and advances to
   nonconsolidated affiliated companies

Total assets

                                                          OTHER                                   CONSOLIDATED
                                           ----------------------------------      ---------------------------------------
                                             1995          1994         1993          1995            1994          1993
                                           -------------------------------------------------------------------------------
Commissions and fees                       $46,667       $42,152      $39,274      $688,219         $593,317      $567,243
                                           ===============================================================================

Operating profit (loss)                    $ 1,660       $  (959)     $   564      $ 50,240         $  1,351      $ 40,788
                                           ==================================

Other income-net                                                                   $  4,087         $    259      $  1,917
                                                                                   ---------------------------------------
Income of consolidated companies
   before taxes on income                                                          $ 54,327         $  1,610      $ 42,705
                                                                                   =======================================
Identifiable assets                        $71,916       $69,130      $61,274      $934,444         $813,581      $804,529
                                           ==================================

Investments in and advances to
   nonconsolidated affiliated companies                                            $ 20,693         $ 16,495      $ 16,104
                                                                                   ---------------------------------------
Total assets                                                                       $955,137         $830,076      $820,633
                                                                                   =======================================

Commissions and fees from one client amounted to 13.8%, 13.8% and 13.0% of the consolidated total in 1995, 1994 and 1993, respectively.

                                INDEX TO EXHIBITS

Number Assigned
to Exhibit (i.e. 601
of Regulation S-K)                       Description of Exhibits
------------------                       -----------------------
     3.01                          Restated Certificate of Incorporation
                                   of Grey Advertising Inc. ("Grey").
                                   (Incorporated herein by reference to
                                   Exhibit 3.01 to Grey's Current Report
                                   on Form 8-K, dated October 10, 1995,
                                   filed with the SEC pursuant to
                                   Section 13 of the 1934 Act.)

     3.02                          By-Laws of Grey as amended.
                                   (Incorporated herein by reference to Exhibit
                                   3.02 to Grey's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)

     4.01                          Stockholder Exchange Agreement, dated
                                   as of April 7, 1994, by and between
                                   Grey and Edward H. Meyer. (Incorporated
                                   herein by reference to Exhibit 10(a) of
                                   Grey's Current Report on Form 8-K, dated
                                   April 7, 1994, filed with the SEC pursuant to
                                   Section 13 of the 1934 Act.

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

                                INDEX TO EXHIBITS

Number Assigned
to Exhibit (i.e. 601
of Regulation S-K)                       Description of Exhibits
------------------                       -----------------------
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

                                INDEX TO EXHIBITS

Number Assigned
to Exhibit (i.e. 601
of Regulation S-K)                       Description of Exhibits
------------------                       -----------------------
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

    10.03*                         Amendment and Extension Agreement, to
                                   Meyer Employment Agreement, dated
                                   March 22, 1995, by and between Grey
                                   and Edward H. Meyer. (Incorporated herein by reference to Exhibit 10.03 to Grey's
                                   Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

    10.04*                         Deferred Compensation Trust Agreement
                                   dated March 22, 1995 ("Trust Agreement"), by and between Grey and United States Trust
                                   Company of New York. (Incorporated herein by reference to Exhibit 10.04 to Grey's Annual
                                   Report on Form 10-K for the fiscal year ended
                                   December 31, 1994.)

    10.05* First Amendment to Trust Agreement, dated as of February 26, 1996, by and between Grey and United States Trust Company of
                                   New York.

                                INDEX TO EXHIBITS

Number Assigned
to Exhibit (i.e. 601
of Regulation S-K)                       Description of Exhibits
------------------                       -----------------------
    10.06*                         Pension Agreement, dated as of
                                   May 9, 1988, between Grey and Edward H.
                                   Meyer. (Incorporated herein by reference to
                                   Exhibit 3 to Grey's Current Report on Form
                                   8-K, dated May 9, 1988 filed with the SEC
                                   pursuant to Section 13 of the 1934 Act.)

    10.07*                         Employment Agreement, dated as of
                                   December 21, 1990, by and between
                                   Grey and Stephen A. Novick.
                                   (Incorporated herein by reference
                                   to Exhibit 10.11 to Grey's Annual
                                   Report on Form 10-K for the fiscal
                                   year ended December 31, 1990.)

    10.08*                         Amendment to Employment Agreement,
                                   dated as of April 26, 1994, by and
                                   between Grey and Stephen A. Novick.
                                   (Incorporated herein by reference to
                                   Exhibit 10.07 to Grey's Annual Report
                                   on Form 10-K for the fiscal year ended
                                   December 31, 1994.)

    10.09*                         Employment Agreement, dated as of
                                   December 1, 1992, by and between
                                   Grey and Robert L. Berenson.  (Incor-
                                   porated herein by reference to
                                   Exhibit 10.05 to Grey's Annual Report
                                   on Form 10-K for the fiscal year
                                   ended December 31, 1992.)

    10.10*                         Employment Agreement, dated as of
                                   January 1, 1993 by and between Grey and
                                   Barbara S. Feigin. (Incorporated herein by reference to Exhibit 10.06 to Grey's
                                   Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

                                INDEX TO EXHIBITS

Number Assigned
to Exhibit (i.e. 601
of Regulation S-K)                       Description of Exhibits
------------------                       -----------------------
    10.11*                         Grey Advertising Inc. Book Value Pre-
                                   ferred Stock Plan, as amended. (Incorporated
                                   herein by reference to Exhibit 4.1 to Grey's
                                   Current Report on Form 8-K, dated June 14,
                                   1983, filed with the SEC pursuant to Section
                                   13 of the 1934 Act.)

    10.12*                         Grey Advertising Inc. Amended and Re-
                                   stated Senior Executive Officer Pension
                                   Plan. (Incorporated herein by reference to Exhibit 10.08 to Grey's Annual Report on Form 10-K for the fiscal year ended
                                   December 31, 1984.)

    10.13*                         Grey Advertising Inc. 1993 Senior Man-
                                   agement Incentive Plan.  (Incorporated
                                   herein by reference to Exhibit A to the Proxy
                                   Statement for Grey's Annual Meeting of
                                   Stockholders dated June 27, 1994.)

    10.14*                         Grey Advertising Inc. Restricted Stock
                                   Plan, as amended and restated as of April 3, 1986. (Incorporated herein by reference to Exhibit 4.03 to Grey's Registration Statement on Form S-8, filed with the SEC pursuant to
                                   Section 6(a) of the '33 Act.)

    10.15*                         Stock Option Agreement, dated as
                                   of October 13, 1984, by and between
                                   Grey and Edward H. Meyer ("Meyer 1984 Option
                                   Agreement"). (Incorporated herein by
                                   reference to Exhibit 10.15 to Grey's Annual
                                   Report on Form 10-K for the fiscal year ended
                                   December 31, 1985.)

    10.16*                         Extension Agreement, dated as of
                                   March 27, 1992, by and between Grey and
                                   Edward H. Meyer, relating to the Meyer 1984
                                   Option Agreement. (Incorporated herein by reference to Exhibit 10.13 to Grey's Annual
                                   Report on Form 10-K for the fiscal year ended
                                   December 31, 1992.)

                                INDEX TO EXHIBITS

Number Assigned
to Exhibit (i.e. 601
of Regulation S-K)                       Description of Exhibits
------------------                       -----------------------
    10.17*                         Amendment One to Meyer 1984 Option
                                   Agreement, dated as of December 29, 1992.
                                   (Incorporated herein by reference to Exhibit
                                   10.14 to Grey's Annual Report on Form 10-K
                                   for the fiscal year ended December 31, 1992.)

    10.18                          Notice of Exercise, dated
                                   December 29, 1992, from Edward H. Meyer
                                   to Grey pursuant to the Meyer 1984 Option
                                   Agreement. (Incorporated herein by reference to Exhibit 10.15 to Grey's Annual Report on
                                   Form 10-K for the fiscal year ended December
                                   31, 1992.)

    10.19                          Promissory Notes I and II, dated as of
                                   December 29, 1992, from Edward H. Meyer
                                   to Grey, delivered pursuant to the Meyer
                                   1984 Option Agreement.  (Incorporated
                                   herein by reference to Exhibit 10.16 to
                                   Grey's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

    10.20*                         Stock Option Agreement, effective as
                                   of January 5, 1995, by and between
                                   Grey and Edward H. Meyer.  (Incorpor-
                                   ated herein by reference to Exhibit 13
                                   to Amendment No. 8 to the Statement on
                                   Schedule 13D, dated as of March 10, 1995, filed by Edward H. Meyer.)

    10.21                          Registration Rights Agreement, dated
                                   as of June 5, 1986, between Grey and
                                   Edward H. Meyer.  (Incorporated herein
                                   by reference to Exhibit 12 to Amendment
                                   No. 8 to the Statement on Schedule 13D,
                                   dated as of March 10, 1995, filed by
                                   Edward H. Meyer.)

                                INDEX TO EXHIBITS



Number Assigned
to Exhibit (i.e. 601
of Regulation S-K)                       Description of Exhibits
------------------                       -----------------------
    10.22*                         Grey Advertising Inc. Incentive Stock
                                   Option Plan, as amended and restated as of
                                   April 3, 1986. (Incorporated herein by
                                   reference to Exhibit 4.04 to Grey's
                                   Registration Statement on Form S-8 filed with
                                   the SEC pursuant to Section 6(a) of the '33
                                   Act.)

    10.23*                         Grey Advertising Inc. 1987 Stock
                                   Option Plan.  (Incorporated herein by
                                   reference to Exhibit 10.24 to Grey's
                                   Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)

    10.24*                         Grey Advertising Inc. 1994 Stock Incen-
                                   tive Plan. (Incorporated herein by refer-ence to Exhibit B to the Proxy Statement for Grey's 1994 Annual Meeting of Stockholders, dated June 27, 1994.)

    10.25*                         Note Agreement, dated as of
                                   January 19, 1993, by and between Grey
                                   and The Prudential Insurance Company
                                   of America.   (Incorporated herein by
                                   reference to Exhibit 10.21 to Grey's Annual
                                   Report on Form 10-K for the fiscal year ended
                                   December 31, 1992.)

    10.26*                         Bonuses - Grey has paid bonuses to
                                   certain of its executive officers
                                   (including those who are directors)
                                   and employees in prior years including 1993, and may do so in future years. Bonuses have been and may be in the form of cash, shares of stock or both although Grey presently does not have any plans to pay stock bonuses.
                                   Bonuses are not granted pursuant to any
                                   formal plan.

                                INDEX TO EXHIBITS



Number Assigned
to Exhibit (i.e. 601
of Regulation S-K)                       Description of Exhibits
------------------                       -----------------------
    10.27*                         Directors' Fees - It is the policy of
                                   Grey to pay each of its non-employee
                                   directors a fee of $4,500 per fiscal
                                   quarter and a fee of $3,000 for each
                                   meeting of the Board of Directors
                                   attended.  This policy is not embodied
                                   in any written document.

    10.28*                         Deferred Compensation Agreement,
                                   dated December 23, 1981, between
                                   Grey and Mark N. Kaplan, regarding
                                   deferral of payment of director's
                                   fees to which Mr. Kaplan may become
                                   entitled.  (Incorporated herein by
                                   reference to Exhibit 10.18 to Grey's
                                   Annual Report on Form 10-K for the
                                   fiscal year ended December 31, 1982.)

    10.29*                         On March 23, 1978, Grey's Board of
                                   Directors, at a meeting thereof held
                                   on such date, approved an arrangement
                                   whereby Grey is required to accrue for
                                   Edward H. Meyer, the difference between
                                   the amount contributed by Grey on behalf of Mr. Meyer under the Profit Sharing
                                   Plan and Grey's Employee Stock Owner-
                                   ship Plan, and the amount which would
                                   have been contributed to such plans on his behalf had such plans not contained maximum annual limitations on contributions and credits, as required by the Employee Retire-ment Income Security Act of 1974. Such accrual is to be paid to Mr. Meyer as if it had been contributed to his account under the Profit Sharing Plan. Such arrangement is not embodied in any written document.

                                INDEX TO EXHIBITS



Number Assigned
to Exhibit (i.e. 601
of Regulation S-K)                       Description of Exhibits
------------------                       -----------------------
    10.30                          Lease, dated as of July 1, 1978 by and
                                   between Grey and William Kaufman and J. D.
                                   Weiler, regarding space at 777 Third Avenue,
                                   New York, New York ("Main Lease").
                                   (Incorporated herein by reference to Exhibit
                                   10.21 to Grey's Annual Report on Form 10-K
                                   for the fiscal year ended December 31, 1982.)

    10.31                          First through Fourteenth Amendments to
                                   Main Lease (Incorporated herein by re-
                                   ference to Exhibits 10.22, 10.23, 10.24,
                                   10.25, 10.26, 10.27, 10.28 and 10.29
                                   to Grey's Annual Report on Form 10-K
                                   for the fiscal year ended Decem-
                                   ber 31, 1982, Exhibit 10.30 to Grey's
                                   Annual Report on Form 10-K for the fiscal year ended December 31, 1983, Exhibits 10.33 and 10.34 to Grey's Annual Report on Form
                                   10-K for the fiscal year ended Decem-
                                   ber 31, 1984, Exhibits 10.35 and 10.36
                                   to Grey's Annual Report on Form 10-K
                                   for the fiscal year ended December 31, 1985, and Exhibit 10.36 to Grey's Annual Report on Form 10-K for the fiscal year ended
                                   December 31, 1986 respectively.)

    11.01                          Statement re: Computation of Net
                                   Income (Loss) Per Share.

    21.01                          Subsidiaries of Grey.

    24.01                          Consent of Independent Auditors

    27.01                          Financial Data Schedule


                                   *Management contract or compensatory plan or arrangement identified in compliance with
                                   Item 14(c) of the rules governing the
                                   preparation of this report.

10K-Exhibits