Form 10-K405/A
period 1995-12-31
GREY ADVERTISING INC /DE/
filed 1996-04-29
CIK 43952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A

[X]      AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1995

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-7898

                              GREY ADVERTISING INC.
              -----------------------------------------------------
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

Yes   X        No
    -----         -----

The aggregate market value of the voting stock held by non-affiliates of registrant was $159,812,962 as at March 1, 1996.

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

- ------------------------------------------------------------------------

      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the year ended December 31, 1995 on Form 10-K as set forth in the pages attached hereto:

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant.
Item 11.     Executive Compensation.
Item 12.     Security Ownership of certain Beneficial owners and management.
Item 13.     Certain relationships and related transactions.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Grey Advertising Inc.

                                                    (Registrant)

Dated: April 29, 1996                            By/s/ Steven G. Felsher
                                                   ---------------------
                                                 Executive Vice President
                                                 Secretary and Treasurer

Item 10. Directors and Executive Officers of the Registrant ("Company").
- ------------------------------------------------------------------------

         Set forth below is certain information concerning the Company's directors:

                                                                  Term         No. of Shares of     Percent of
                                                                 Office        Voting Stock         Votes Cast
                                                    Director      Will             Owned             by Voting
     Name(a)           Age     Occupation(b)          Since      Expire        Beneficially(c)        Shares
     -------           ---     -------------        ---------    ------        ---------------      ---------
Mark N. Kaplan ...      66     Partner, Skadden,       1973       1996              2,200(e)            -(f)
                               Arps, Slate,
                               Meagher & Flom,
                               law firm (d)

Edward H. Meyer....     69     Chairman of the         1961       1997            581,125 (g)          71.0%
                               Board, President
                               and Chief
                               Executive Officer

Richard R. Shinn...     78     Retired Chairman        1990       -(h)              1,000(i)            -(f)
                               of Metropolitan
                               Life Insurance
                               Company

John Shannon...         59     President,              1991       1998              1,000               -(f)
                               Grey-International

         (a) There is no family relationship between any director and any other director or executive officer of the Company.

         (b) The positions of Messrs. Meyer and Shannon are with the Company, and each has served the Company for more than the past five years.

                  Mr. Kaplan also serves on the boards of directors of American Biltrite Inc., Congoleum, Inc., Diagnostic/Retrieval Systems, Inc., Movie Fone Inc., The Harvey Group Inc., REFAC Technology Development Corporation, The Shepaug Corporation, and Volt Information Sciences, Inc.

                  Mr. Meyer is also a director of Bowne & Co., Inc., Ethan Allen Interiors, Inc., Harman International Industries, Inc. and The May Department Stores Company. Mr. Meyer also serves as director or trustee of thirty-six mutual funds advised by Merrill Lynch Asset Management, Inc. or its wholly-owned subsidiary, Fund Asset Management, Inc.

                  Mr. Shinn is a director of Union Texas Petroleum, Inc.

         (c) Represents beneficial interests in shares of the Company's Common Stock, Class B Stock, and Series I, II and III Preferred Stock. (See "Voting Securities" above.) Information is as of the record date.

         (d) Skadden, Arps, Slate, Meagher & Flom, a law firm in which Mr. Kaplan is a partner, has provided certain legal services to the Company in 1995 and 1996.

         (e) Mr. Kaplan owns 1,100 shares of each of Common Stock and Class B Stock.

         (f) Represents less than 1.0% of the votes entitled to be cast.

         (g) Mr. Meyer beneficially owns 104,553 shares of Common Stock and 110,053 shares of Class B Stock, as to which he, as the Voting Trustee under the Voting Trust Agreement, exercises voting power, and 20,000 shares of the Series I Preferred Stock, and 5,000 shares of each of the Series II and of the Series III Preferred Stock, representing approximately 11.8%, 36.1%, 100%, 100% and 100% of each class, respectively. Also includes shares held pursuant to the Voting Trust Agreement, as to which Mr. Meyer, as the Voting Trustee, exercises voting power, and shares of Common Stock and Class B Stock held in the Company's Employee Stock Ownership Plan as to which Mr. Meyer exercises shared voting power by virtue of his membership on the committee charged with its administration. Also includes shares of Common Stock (2.9%) and Class B Stock (8.3%) issuable on conversion of the Company's 8-1/2% Convertible Subordinated Debentures owned by Mr. Meyer after giving effect to the assumed conversion thereof and shares of Common Stock (3%) issuable upon exercise of currently exercisable stock options owned by Mr. Meyer, after giving effect to the assumed exercise thereof. Does not include 7,500 shares of each of the Common Stock and the Class B Stock held in trust for Mr. Meyer's children, as to which Mr. Meyer, as the Voting Trustee under the Voting Trust Agreement, exercises voting power.

         (h) Mr. Shinn had been elected by the holder of the Series I Preferred Stock and serves until the election of his successor.

         (i) Mr. Shinn owns 1,000 shares of Common Stock.

         Information concerning the Company's executive officers is included in
Part I of this report.

Item 11. Executive Compensation.

         The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of its Chief Executive Officer and each of the four other most highly compensated executive officers of the Company with respect to the three most recently completed fiscal years of the Company, except as indicated below:

                          Annual Compensation                      Long Term Compensation
                          -------------------                      ----------------------
                                                                                          All
Name and                                                      Rest.(1)    Stock           Other
Position                 Year       Salary(3)     Bonus(3)    Stock ($)   Options (#)     Comp. (2)
- --------                 ----       ------        -----       -----       -------         -----
Edward H. Meyer          1995     $2,058,333     $591,667        -0-      40,000       $1,278,954
Chairman,                1994      1,725,000      400,833        -0-         -0-        1,058,160
President                1993      1,700,000      300,000        -0-         -0-          928,487
and Chief
Executive Officer


Robert L. Berenson       1995     $  485,000     $200,000        -0-       5,000       $  310,838
President                1994        485,000      180,000        -0-         -0-          277,113
Grey-N.Y                 1993        442,500      150,000        -0-         -0-          336,530


Barbara S. Feigin        1995     $  376,000     $150,000        -0-       2,000       $  181,085
Executive                1994        342,250      130,000        -0-         -0-          175,989
Vice President           1993        331,000      125,000        -0-         -0-          260,006


Stephen A. Novick        1995     $  737,500     $125,000        -0-       3,500       $  385,439
Executive                1994        667,500       95,000        -0-         -0-          400,638
Vice President           1993        635,000       85,000        -0-         -0-          411,530


John Shannon             1995     $  476,500     $201,500        -0-       2,000       $   49,889
President                1994        473,616      168,300        -0-         -0-           56,031
Grey-International       1993        407,000      165,000        -0-         -0-           52,139


(1) As at December 31, 1995, Mr. Novick owned 5,000 shares issued under the Company's Restricted Stock Plan as to which restrictions lapsed the next day and, had there been no such restrictions, would have had an aggregate net value of $757,500 on such date. All shares of restricted stock are entitled to dividends on the same basis as other shares of Common Stock

(2) All Other Compensation includes: (i) contributions of $25,492, $14,600, and $14,600 in 1993, 1994 and 1995, respectively, to the
           Company's qualified defined contribution plans on behalf of the named executives other than Mr. Shannon, who, as a United Kingdom resident, participated in local pension programs to which he contributed funds out of his salary compensation; (ii) amounts shown for Mr. Shannon represent deferred compensation pursuant to a subsidiary-sponsored program for United Kingdom executives; (iii) respective insurance premium expense coverage or reimbursement of $54,787, $52,795, and $53,404, $16,038, $17,513, and $16,946, $6,038, $6,038, and $16,547,
           $99,046, $25,800 and $25,883 in 1993, 1994, and 1995, respectively, for Messrs. Meyer,

           Berenson and Novick, and Ms. Feigin, of which amount for Ms. Feigin included in 1993 the total premiums due under a long-term supplemental insurance policy; (iv) accruals in the respective amounts of $161,058, $186,275, and $180,000 for Mr. Meyer in 1993,
           1994, and 1995, respectively, and $10,468, $9,726, and $11,310 for
           Ms. Feigin in 1993, 1994, and 1995, respectively, generally in respect of amounts which would have been allocated to Mr. Meyer's and Ms. Feigin's accounts under the Company's qualified defined contribution programs for such years but for certain limitations determined under the federal tax laws; (v) respective allocations under the Company's Senior Management Incentive Plan ("SMIP") in respect of 1993, 1994 and 1995, respectively, for Messrs. Berenson, Meyer and Novick, and Ms. Feigin of $140,000, $145,000, and $179,292, $687,150, $815,100 and $1,030,950, $150,000, $180,000, and $154,292
           and $90,000, $125,000, and $129,292 such 1993 amounts further include $55,000, $30,000 and $35,000 for Messrs. Berenson and Novick, and Ms. Feigin, respectively, accrued in 1992 as an advance allocation to the five year SMIP begun in 1993; and (vi) $100,000 for 1993, 1994, and 1995 and $200,000 for each of 1993, 1994, and 1995 and of loan forgiveness in respect of Messrs. Berenson's and Novick's indebtedness to the Company. Does not include distributions of $382,500 in 1994 and $155,000 in 1995 made to Mr. Shannon in accordance with the terms of a subsidiary-sponsored deferred compensation program in the United Kingdom, which amounts had vested previously in Mr. Shannon, and related to, prior years.

(3)        Includes amounts paid into a deferred compensation trust on Mr.
           Meyer's behalf in 1995. (See "Employment Agreement and
           Transactions.")



AGGREGATED OPTIONS EXERCISED IN 1995 AND STOCK OPTION VALUES AS AT DECEMBER 31, 1995(1)

                                                                             Value of
                                                      Number of              Unexercised
                                                      Unexercised            In-the-Money
                                                      Options at             Options at
                                                      December 31, 1995      December 31, 1995
                                                      -----------------      -----------------
                         Shares
                         Acquired        Value          Exercisable/            Exercisable/
      Name               On Exercise     Realized(2)    Unexercisable           Unexercisable
      ----               -----------     --------       -------------           -------------
Edward H. Meyer              --             --          26,666/13,334         $1,359,966/$680,034

Robert L. Berenson          1,000        $96,000              0/5,000                  0/$255,000

Barbara S. Feigin             334         36,907              0/2,000                  0/$102,000

Stephen A. Novick           1,000         95,000          5,000/3,500           $290,000/$178,500

John Shannon                1,000        102,000              0/2,000                  0/$102,000

(1)        All options relate to shares of Common Stock.

(2) "Value Realized" represents the market price of the Common Stock on the date of exercise less the exercise price payable.

                                           OPTION GRANTS IN LAST FISCAL YEAR(1)
                                           ---------------------------------
                                                                                  Grant Date
                                                 Individual Grants                  Value(2)
                     ----------------------------------------------------------     -----
                       Number of        % of Total
                     Shares Under-    Options Granted    Exercise
                     lying Options    to Employees         Price                   Grant Date
                       Granted           in 1995         ($/share)     Exp.Date  Present Value
                     ------------     --------------     ---------     --------  -------------
Name
- ----
Edward H. Meyer        40,000             48.0            $148.50      1/5/04        $2,050,000


Robert L. Berenson      5,000              6.0             148.50      1/5/05           267,450


Barbara Feigin          2,000              2.4             148.50      1/5/05           106,980


Steve A. Novick         3,500              4.2             148.50      1/5/05           187,215


John Shannon            2,000              2.4             148.50      1/5/05           106,980

     (1) Options granted to acquire Common Stock at market price on the date of grant under the Grey Advertising Inc. 1994 Stock Incentive Plan. The options are generally exercisable at a rate of one-third per year beginning on the initial exercise date, which for Messrs. Berenson, Novick and Shannon, and Ms. Feigin is January 5, 2000, and January 5, 1995 for Mr. Meyer.

     (2) Amounts based on the modified Black-Scholes option pricing model with the following assumptions: exercise price equal to fair market value on the date of grant, ten year option term (nine year option term in the case of Mr. Meyer), interest rate of 7.95% and a dividend rate of 2.33%. There is no assurance that the value realized by an optionee will be at or near the value estimated by this pricing model. Should the stock price not rise above the option price the optionees will realize no gain.

SENIOR EXECUTIVE OFFICER POST-EMPLOYMENT COMPENSATION PLAN

         The Senior Executive Officer Post-Employment Compensation Plan provides that certain qualified officers of the Company and its subsidiaries will be entitled upon retirement at or after the age of 60 to a lifetime supplemental pension of a maximum of $50,000 per year. Persons who are executive vice presidents of the Company, or more senior, or are designated senior executive officers of certain of the Company's subsidiaries, and who have met certain age and length of service requirements, and have been designated by the Board of Directors of the Company, are participants under the plan. In addition, a surviving spouse of a recipient of a pension under the plan is entitled to an annual pension equal to a maximum of $25,000 for the shorter of such spouse's life and 20 years. Each of the named executives (other than Mr. Shannon) were participants under the plan. In addition, the Company has certain understandings whereby certain additional pension amounts may be paid to Messrs. Berenson and Novick, and Ms. Feigin.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         As of March 1, 1996, the Company had outstanding 884,292 shares of Common Stock and 305,120 shares of Class B Stock.

                                                                               Amount of
                                                                               Shares and
                                                                               Nature of
                                  Name and address                             Beneficial
                                  of Record or                                 or Record         Percentage
      Title of Class              Beneficial Owner                             Ownership         of Class
      --------------              ----------------                             ---------         --------
Common Stock...........    Edward H. Meyer, as Voting                          177,684(a)          20.1
                           Trustee under a Voting Trust Agreement,
                           dated as of February 24, 1986, and as
                           subsequently amended ("Voting Trust
                           Agreement"), among the Voting Trustee, the
                           Company and the Beneficiaries of the Voting
                           Trust Agreement 777 Third Avenue New York,
                           New York 10017

                           Edward H. Meyer                                     156,665(b)          16.7
                           777 Third Avenue
                           New York, New York 10017

                           The committee administering                          50,590(c)           5.7
                           the Company's Employee Stock
                           Ownership Plan
                           777 Third Avenue
                           New York, New York 10017

                                                                               Amount of
                                                                               Shares and
                                                                               Nature of
                                  Name and address                             Beneficial
                                  of Record or                                 or Record         Percentage
      Title of Class              Beneficial Owner                             Ownership         of Class
      --------------              ----------------                             ---------         --------
                           Quest Advisory Corp.                                    74,762(d)          8.5
                           1414 Avenue of the Americas
                           New York, New York  10019

                           Southeastern Asset Management, Inc.                     62,711(e)          7.1
                           6075 Poplar Avenue, Suite 900
                           Memphis, Tennessee   38119

                           Tweedy Browne Company L.P.                              51,930(f)          5.9
                           52 Vanderbilt Avenue
                           New York, New York   10017

                           T. Rowe Price Associates, Inc.                          53,765(g)          6.1
                           100 E. Pratt Street
                           Baltimore, Maryland 21202

                           All executive officers and                             293,309(h)         31.1
                              directors as a group

Class B Stock..........    Edward H. Meyer, as Voting                             180,349(a)         59.1
                           Trustee under the Voting Trust
                           Agreement
                           777 Third Avenue
                           New York, New York  10017

                           Edward H. Meyer                                        135,499(b)         41.0
                           777 Third Avenue
                           New York, New York 10017

                           The committee administering                             56,944(c)         18.7
                           the Company's Employee Stock
                           Ownership Plan
                           777 Third Avenue
                           New York, New York  10017

                           All executive officers and                             265,339(h)         80.3
                              directors as a group

Series I, Series II
  and Series III           Edward H. Meyer                                         30,000(i)        100.0
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

     (b) Includes shares of Common Stock and of Class B Stock, as the case may be, issuable upon conversion of the Company's 8-1/2% Convertible Subordinated Debentures owned by Mr. Meyer, and shares of Common Stock issuable upon exercise of stock options which are currently exercisable (after giving effect to the assumed conversion and exercise thereof) and Mr. Meyer's beneficial interest in shares of Common Stock and Class B Stock deposited by him pursuant to the Voting Trust Agreement as to which he retains investment power. Does not include shares of Common Stock (5.7% of such class) and Class B Stock (18.7%) held in the Company's Employee Stock Ownership Plan as to which Mr. Meyer exercises shared voting power by virtue of his membership on the committee charged with its administration. Does not include shares of Common Stock and Class B Stock held in trust for Mr. Meyer's children which have been deposited with the Voting Trust under the Voting Trust Agreement, or shares of Common Stock or of Class B Stock as to which Mr. Meyer exercises voting power by virtue of being the Voting Trustee under the Voting Trust Agreement.

     (c) The committee which administers the Company's Employee Stock Ownership Plan exercises voting power over shares held in such plan, and is comprised of Mr. Meyer and Steven G. Felsher.

     (d) Information based on the Company's understanding of publicly-filed material. Quest Advisory Corp., a registered investor advisor, which, on behalf of its clients, has been a long-term investor in the Company, has sole dispositive and voting power with respect to the shares listed.

     (e) Information based on the Company's understanding of publicly-filed material. Southeastern Asset Management, Inc., a registered investment advisor, which, together with a related entity, on behalf of its clients, has been a long-term investor in the Company, has sole or shared dispositive and voting power with respect to the shares listed, except with respect to 5,000 such shares as to which it exercises no voting authority.

     (f) Information based on the Company's understanding of publicly-filed material. Tweedy Browne Company L.P., a registered investment advisor, which together with related entities, on behalf of its clients, has been a long-term investor in the Company, has sole or shared dispositive and voting power with respect to the shares listed.

     (g) Information based on the Company's understanding of publicly-filed material. T. Rowe Price Associates, Inc., a registered investment advisor, which together with a related entity, on behalf of its clients, has been a long-term investor in the Company, has sole dispositive power with respect to the shares listed.

     (h) Includes shares of Common Stock (5.7% of such class) and of Class B Stock (18.7%), as the case may be, as to which certain executive officers exercise shared voting power by virtue of their membership on the committee administering the Company's Employee Stock Ownership Plan. Includes shares of Common Stock and Class B Stock as to which the Voting Trustee (Mr. Meyer) under the Voting Trust Agreement exercises voting power. Includes shares of Common Stock and of Class B Stock issuable upon conversion of the Company's 8-1/2% Convertible Subordinated Debentures owned by Mr. Meyer and shares of Common Stock and of Class B Stock issuable upon exercise of stock options which are exercisable by beneficiaries under the Voting Trust Agreement, who are obliged, under the terms of the Voting Trust Agreement, to deposit shares in the Voting Trust acquired subsequent to the execution of the Voting Trust Agreement, after giving effect to the assumed conversion and exercise thereof. Does not include shares of Common Stock and Class B Stock issuable to beneficiaries under the Voting Trust Agreement upon exercise of stock options which are not presently exercisable.

     (i) Represents 20,000 of Series I Preferred Stock, and 5,000 shares of each of the Company's Series II and Series III Preferred Stock, of which classes Mr. Meyer owns 100% of the outstanding shares.

Item 13. Certain Relationships and Related Transactions.

     Messrs. Meyer and Novick, and Ms. Feigin have employment agreements with the Company. The Company had an employment agreement with Mr. Berenson providing for his continued employment with the Company through December 31, 1995 at a minimum annual salary of $485,000 per year. The Company will be executing an agreement extending the understandings with Mr. Berenson on mutually satisfactory terms. In addition, the understandings with Mr. Berenson provided that the Company would advance him a compensatory loan in an amount not to exceed $500,000 to facilitate the purchase of a primary residence which would secure the loan. Such loan was to be repayable five years after it was made or upon termination of Mr. Berenson's employment with the Company under certain circumstances (with the Company having agreed to forgive 20% of the original amount thereof each December 31 on which Mr. Berenson was employed after the closing of the loan). During 1993, in lieu of making the loan to Mr. Berenson and forgiving it as contemplated, the Company assisted Mr. Berenson in securing a loan from a commercial bank by agreeing to amortize up to $100,000 per year for up to five years of the principal on the mortgage loan Mr. Berenson took from such bank. The Company's obligation to reimburse the bank is essentially parallel to the obligation it would have had to Mr. Berenson to forgive the loan his agreement contemplated being made to him and, therefore, it is considered the equivalent of a loan forgiveness. In addition, in early 1994, the Company loaned Mr. Berenson $50,000 which is forgivable by the Company assuming his continued employment through 1998, in early 1995, the Company loaned Mr. Berenson $125,000 which is to be repaid, together with accrued interest, in May 1998, and in early 1996 the Company loaned Mr. Berenson $200,000 which is to be repaid, together with accrued interest, in May 1999.

     In 1984, the Company entered into an employment agreement, which has been amended subsequently, with Mr. Meyer, which provides for Mr. Meyer's employment with the Company through December 31, 2002. The agreement also provides for a minimum annual salary of $2,300,000 for Mr. Meyer's services as Chief Executive Officer. If the Company terminates Mr. Meyer's full-time employment as Chief Executive Officer without cause (as defined in the agreement), or if Mr. Meyer effects such termination due to a change of control of the Company or other good reason specified in the agreement, Mr. Meyer will receive $3,000,000 in consideration of his employment. The agreement further provides that the Company will defray premiums on life insurance policies on Mr. Meyer's life payable to a beneficiary designated by him; the Company paid $38,539 in premiums in respect of these policies in 1995. The employment agreement also provides that Mr. Meyer may, for a period subsequent to his termination of full-time employment as Chief Executive Officer, provide the Company with consulting services at $10,000 per month. If the Company terminates Mr. Meyer's full-time employment as Chief Executive Officer without cause, or if Mr. Meyer effects such termination due to a change in control of the Company or for other good reason, Mr. Meyer will receive a lump sum payment equal to his then current aggregate remuneration multiplied by the greater of the number of years remaining in the term of the employment agreement and the number three. In such event, Mr. Meyer will also have an option to sell to the Company each share of the Common Stock and the Class B Stock which he then owns at the per share market value of the Common Stock. Mr. Meyer's agreement also provides that, for the ten year period (subject to reduction or suspension in the event Mr. Meyer becomes disabled or is in breach of his agreement) following his termination of employment, the Company will, among other things, provide Mr. Meyer with an office, and related office staff and facilities, and the continued use of a car and driver. The Company has also agreed to reimburse Mr. Meyer for certain business expenses incurred by him following termination of his employment up to $100,000 per year during the first five years of such period and $50,000 per year during the remainder of such period, with such amounts being adjusted for increases in the consumer's price index until the date of termination of his employment. During such ten year period, Mr. Meyer has also been charged with the responsibility of overseeing a certain portion of the Company's charitable contributions and, thus, will see to the contribution to charities of $100,000 per year of the Company's funds during the first five years of the period and of $50,000 per year during the remainder of the period.

     In the first quarter of 1995, the Company and Mr. Meyer entered into an agreement extending the term of Mr. Meyer's employment agreement through the date hereinabove mentioned, and providing for the deferral of certain compensation otherwise payable to him and the payment of such deferred compensation into a trust, commonly referred to as a rabbi trust, established with United States Trust Company of New York. The purpose of the trust arrangement is to enhance the Company's ability to deduct compensation paid to Mr. Meyer without the application of Section 162(m) of the Internal Revenue Code ("Section") at such times as the monies are paid to Mr. Meyer from the trust. The Section, under certain circumstances, denies a tax deduction to an employer for certain compensation expenses in excess of $1,000,000 per year paid by a publicly held corporation to certain of its executives. For 1995, all of cash compensation payable to Mr. Meyer from and after March 15, 1995 was deferred and paid into the trust. In subsequent years, such compensation as shall be timely elected by Mr. Meyer shall be deferred and paid into the trust provided that no such election shall cause any compensation paid to Mr. Meyer to be non-deductible by reason of the Section. Amounts deferred and paid into the trust shall be paid to Mr. Meyer or to his estate, as the case may be, upon the expiration of Mr. Meyer's employment agreement, or the termination of his employment by reason of death or disability. For the purpose of the presentation of Mr. Meyer's compensation in the Summary Compenstion Table hereinabove given, the amounts deferred and paid into the trust are deemed having been paid to Mr. Meyer.

     In 1983, the Company sold and issued $3,025,000 principal amount of its 8-1/2% Convertible Subordinated Debentures, due December 10, 1996, to Mr. Meyer in consideration of a purchase price of equal amount, of which $25,000 was paid in cash and the remainder by delivery of Mr. Meyer's long-term 9% full recourse promissory note in the principal amount of $3,000,000. The Debentures are convertible at any time into one share of Common Stock and one share of Class B Stock, at a current conversion price of $118.88, subject to adjustment upon the occurrence of certain events. During 1992, Mr. Meyer exercised certain stock options which had been granted to him in 1984, and, in connection therewith pusuant to the stock option agreement, issued to the Company his promissory note in the amount of $3,169,690, representing the exercise price in excess of the par value of the shares issued on exercise, which amount was paid in cash, and his promissory note in the amount of $2,339,998, representing the amount of tax required to be withheld in connection with such option exercise. The promissory notes are each full recourse, mature on December 22, 2001 and bear interest at the rate of 6.06% per year. Mr. Meyer is also indebted to the Company in the aggregate amount of $762,950 pursuant to long-term 9%, full recourse promissory notes delivered to the Company in 1981, 1982 and 1983 as part payment for Mr. Meyer's purchase of shares of Series 1, 2 and Series 3 Preferred Stock (collectively, "Original Preferred Stock"). In 1994, the Company and Mr. Meyer entered into an Exchange Agreement pursuant to which Mr. Meyer exchanged the Original Preferred Stock for a like number of shares of new Preferred Stock, designated Series I Preferred Stock, Series II Preferred Stock and Series III Preferred Stock (collectively, the "New Preferred Stock"). The terms of the New Preferred Stock are essentially the same as the Original Preferred Stock, except that the redemption date of the three series of new preferred stock is fixed at April 7, 2004 rather than on a date determined by reference to Mr. Meyer's termination of full-time employment with the Company as was the case with the Original Preferred Stock. The terms of the New Preferred Stock also give Mr. Meyer or his estate, as the case may be, the option to require the Company to redeem his Preferred Stock for a period of 12 months following his (i) death,
(ii) permanent disability or permanent mental disability, (iii) termination of full-time employment for good reason or (iv) termination of full-time employment by the Company without cause. Previously, Mr. Meyer had the option to require the Company to redeem his Preferred Stock only upon the termination of his full-time employment with the Company prior to his attainment of age 65.

     During 1994, the Company entered into an agreement with Mr. Novick pursuant to which his employment by the Company was continued at a minimum annual compensation of $775,000 per year. The agreement provides that, Mr. Novick shall remain employed with the Company through 1998, and that, during the term of his agreement, he shall have an annual allocation pursuant to the SMIP of not less than $150,000 and an annual bonus of not less than $75,000. The agreement also provided for the Company to lend to Mr. Novick $600,000 to acquire a new residence intended to be used, in part, for business entertaining. This loan is forgivable in three annual installments of $200,000 at the end of each of 1996, 1997 and 1998, provided Mr. Novick is still employed by the Company. In 1995, the Company forgave the last $200,000 of a compensatory loan in the original amount of $1,000,000 made to Mr. Novick pursuant to an earlier employment agreement and used to facilitate the financing of his purchase of a residence. Such advance was secured and would have been repayable had Mr. Novick left the Company's employ before December 31, 1995 (except one-fifth of the loan was forgiven each December 31 by the Company from 1991 through 1995 provided Mr. Novick was employed by the Company); during 1995 the Company forgave $200,000 of this loan.

     In 1993, the Company entered into an employment agreement with Ms. Feigin providing for her continued employment by the Company at least through December 31, 1997, at a minimum annual compensaton of $376,000 per year. The agreement also provides that the Company will pay for certain life and disability insurance coverages for Ms. Feigin.

     If Mr. Meyer (had his employment agreement been extended as it was in early
1995) had been terminated effective December 31, 1995 under circumstances which would have resulted in payment of the special severance detailed in the foregoing description of his agreement,the amount then payable to him would have been $29,434,681. Other than pursuant to the loans described above in connection with Mr. Meyer's securities, and Messrs. Berenson's and Novick's arrangements, no named executive is indebted to the Company for more than $60,000. Certain key employees of the Company, including the named executives and certain members of their immediate families ("Beneficiaries"), have entered into the Voting Trust Agreement, as amended in 1987 and 1994, pursuant to which the Beneficiaries have deposited the shares of Common Stock and Class B Stock owned by them into a voting trust. The Beneficiaries have also agreed to deposit into the voting trust shares of Common Stock or Class B Stock hereafter acquired by them. The trust was extended in 1994 and will continue until 2004. Mr. Meyer has been designated the sole Voting Trustee. Beneficiaries retain the sole authority to receive dividends and, in general, to dispose of their shares held in the voting trust. The Company has entered into indemnification agreements with each of the members of the Board of Directors providing, generally, for the fullest indemnification permitted by law.