Form 10-Q
period 1996-03-31
GREY ADVERTISING INC /DE/
filed 1996-05-14
CIK 43952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1996

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-7898

                              GREY ADVERTISING INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                       13-0802840
- -------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

777 Third Avenue, New York, New York                       10017
- ----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number,                             212-546-2000
   including area code                                   ----------------

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

As of April 30, 1996, the total number of shares outstanding of Registrant's Common Stock, par value $1 per share ("Common Stock"), was 886,342 and of Registrant's Limited Duration Class B Common Stock, par value $1 per share ("Class B Common Stock"), was 302,895.

                              GREY ADVERTISING INC.

                      AND CONSOLIDATED SUBSIDIARY COMPANIES

                                      INDEX

                                                                             PAGE NO.

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

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                 MARCH 31, 1996        DECEMBER 31, 1995
                                                                  (UNAUDITED)                (A)
                                                                ----------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                       $98,144,000            $134,313,000
   Marketable securities                                            20,847,000              20,419,000
   Accounts receivable                                             477,420,000             495,349,000
   Expenditures billable to clients                                 42,900,000              46,449,000
   Other current assets                                             38,167,000              49,614,000
                                                                ----------------------------------------
Total current assets                                               677,478,000             746,144,000

Investments in and advances to nonconsolidated
   affiliated companies                                             15,230,000              20,693,000
Fixed assets-at cost, less accumulated depreciation
   of $95,654,000 and $93,789,000                                   77,011,000              74,706,000
Marketable securities                                               58,737,000              48,252,000
Intangibles and other assets-including loans to officers of
   $5,522,000 in 1996 and 1995                                      67,502,000              65,342,000
                                                                ========================================
Total assets                                                      $895,958,000            $955,137,000
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

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)



                                                                      MARCH 31, 1996           DECEMBER 31, 1995
  LIABILITIES AND STOCKHOLDERS' EQUITY                                 (UNAUDITED)                   (A)
                                                                      ------------------------------------------
  Current liabilities:
     Accounts payable                                                   $474,496,000              $549,533,000
     Notes payable to banks                                               85,061,000                71,336,000
     Accrued expenses and other                                           96,373,000                97,126,000
     Current portion of long-term debt                                     3,025,000                 3,025,000
     Income taxes payable                                                 22,140,000                18,567,000
                                                                      ------------------------------------------
  Total current liabilities                                              681,095,000               739,587,000

  Other liabilities including deferred compensation of
     $24,063,000 and $22,021,000                                          35,815,000                39,620,000
  Long-term debt                                                          30,000,000                30,000,000
  Minority interest                                                        9,949,000                 9,281,000
  Redeemable preferred stock-at redemption value; par
     value $1 per share; authorized 500,000 shares; issued
     and outstanding 32,000 shares in 1996 and 1995                        9,109,000                 8,986,000

  Common stockholders' equity:
     Common Stock-par value $1 per share; authorized
     10,000,000 shares; issued 1,100,038 in 1996 and
     1,096,096 in 1995                                                     1,100,000                 1,096,000
   Limited Duration Class B Common Stock-par value
     $1 per share; authorized 2,000,000 shares; issued
     331,746 shares in 1996 and 335,688 shares in 1995                       332,000                   336,000
   Paid-in additional capital                                             38,021,000                37,898,000
   Retained earnings                                                     127,305,000               122,345,000
   Cumulative translation adjustment                                       4,944,000                 4,664,000
   Unrealized (loss) gain on marketable securities                        (1,598,000)                  550,000
   Loans to officer used to purchase Common Stock and
     Limited Duration Class B Common Stock                                (4,726,000)               (4,726,000)
                                                                      ------------------------------------------
                                                                         165,378,000               162,163,000
   Less-cost of 215,796 and 212,848 shares of Common
     Stock and 26,751 and 26,751 shares of Limited
     Duration Class B Common Stock held in treasury at
     March 31, 1996 and Dec. 31, 1995, respectively                       35,388,000                34,500,000
                                                                      ------------------------------------------
  Total common stockholders' equity                                      129,990,000               127,663,000
                                                                      ------------------------------------------
  Total liabilities and stockholders' equity                            $895,958,000              $955,137,000
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

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                     FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                           -------------------------------------------
                                             1996                             1995
                                           -------------------------------------------
Commissions and fees                       $173,477,000                   $151,937,000
Expenses:
   Salaries and employee related
    expenses                                113,953,000                     98,189,000
   Office and general expenses               50,493,000                     45,478,000
                                           -------------------------------------------
                                            164,446,000                    143,667,000
                                           -------------------------------------------
                                              9,031,000                      8,270,000

Other income-net                              4,839,000                        306,000
                                           -------------------------------------------
Income of consolidated companies
   before taxes on income                    13,870,000                      8,576,000
Provision for taxes on income                (7,206,000)                    (4,512,000)
                                           -------------------------------------------
Net income of consolidated
   companies                                  6,664,000                      4,064,000
Minority interest applicable to
    consolidated companies                   (1,169,000)                      (895,000)
Equity in nonconsolidated
   affiliated companies                         768,000                        523,000
                                           -------------------------------------------

Net income                                 $  6,263,000                   $  3,692,000
                                           ===========================================

Weighted average number
    of common shares outstanding
         Primary                              1,300,001                      1,321,122
         Fully diluted                        1,354,692                      1,375,217
 Net income per common share
         Primary                           $       4.68                   $       2.58
         Fully diluted                     $       4.51                   $       2.50

Dividends per common share                 $     0.9375                   $      0.875
                                           ===========================================


See accompanying notes to condensed consolidated financial statements.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                                                  1996                       1995
                                                              ---------------------------------------
OPERATING ACTIVITIES
Net income                                                     $ 6,263,000                $ 3,692,000
Adjustments to reconcile net income to net cash used in
   operating activities:
   Depreciation and amortization of fixed assets                 4,491,000                  3,650,000
   Amortization of intangibles                                   1,212,000                    941,000
   Deferred compensation                                         3,299,000                  2,540,000
   Equity in earnings of nonconsolidated affiliated
     companies, net of dividends received of $105,000 and
     $-0-                                                         (663,000)                  (523,000)
   Gains from the sale of a nonconsolidated affiliated
     company, a non-marketable investment security and
     marketable securities                                      (4,000,000)
   Minority interest applicable to consolidated companies        1,169,000                    895,000
   Amortization of restricted stock expense                         25,000                     56,000
   Deferred income taxes                                        (1,500,000)                (1,292,000)
Changes in operating assets and liabilities:
   Decrease in accounts receivable                              15,690,000                 33,285,000
   Decrease (increase) in expenditures billable to clients       2,936,000                (13,219,000)
   Decrease (increase) in other current assets                  10,955,000                 (2,627,000)
   Increase in other assets                                       (132,000)                (1,989,000)
   Decrease in accounts payable                                (72,600,000)               (75,418,000)
   (Decrease) increase in accrued expenses and other            (1,422,000)                10,268,000
   Increase (decrease) in income taxes payable                   3,741,000                 (1,119,000)
   Decrease in other liabilities                                (3,457,000)                  (993,000)
                                                              ---------------------------------------
Net cash used in operating activities                          (33,993,000)               (41,853,000)

INVESTING ACTIVITIES
Purchases of fixed assets                                       (7,303,000)                (5,023,000)
Trust fund deposits                                               (737,000)
Proceeds from the sale of marketable securities                 76,506,000                  5,950,000
Purchases of marketable securities                             (89,567,000)                (7,682,000)
Proceeds from the sale of a nonconsolidated affiliated
  company and a non-marketable investment security               8,872,000
Increase in intangibles, primarily goodwill                     (4,255,000)                  (349,000)
Decrease (increase) in investments and advances to
   nonconsolidated affiliated companies                          1,080,000                   (829,000)
                                                              ---------------------------------------
Net cash used in investing activities                          (15,404,000)                (7,933,000)

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)



                                                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                                                       1996                       1995
                                                                   --------------------------------------

FINANCING ACTIVITIES
Net proceeds from short-term borrowings                              15,451,000                 5,103,000
Common shares acquired for treasury                                    (982,000)                  (22,000)
Cash dividends paid on Common Shares                                 (1,115,000)               (1,090,000)
Cash dividends paid on Redeemable Preferred Stock                       (60,000)                  (56,000)
Issuance of Restricted Stock                                             25,000
Proceeds from exercise of stock options                                 139,000                   308,000
                                                                   --------------------------------------
Net cash provided by financing activities                            13,458,000                 4,243,000
Effect of exchange rate changes on cash                                (230,000)                1,278,000
                                                                   --------------------------------------
Decrease in cash and cash equivalents                               (36,169,000)              (44,265,000)
Cash and cash equivalents at beginning of period                    134,313,000               170,077,000
                                                                   --------------------------------------
Cash and cash equivalents at end of period                         $ 98,144,000              $125,812,000
                                                                   ======================================




See accompanying notes to condensed consolidated financial statements.

                              GREY ADVERTISING INC.
                      AND CONSOLIDATED SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. As permitted by the Securities and Exchange Commission, the accompanying unaudited Consolidated Financial Statements and Notes thereto have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission.

2. The financial statements as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included.

3. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

4. The computations of net income per common share for the three months ended March 31, 1996 and 1995 are based on the weighted average number of common shares outstanding, adjusted for the effect, if any, of the assumed exercise of dilutive stock options and of shares payable in Common Stock pursuant to the Company's Senior Management Incentive Plan and, for fully diluted net income per common share, the assumed conversion of the 8-1/2% Convertible Subordinated Debentures issued in December 1983. Also, for the purpose of computing net income per common share for the three months ended March 31, 1996 and March 31, 1995, the Company's net income was reduced by dividends on the Preferred Stock and also adjusted by the change in the redemption value of Preferred Stock. Primary net income per common share is computed as if the stock options were exercised at the beginning of the period and as if the funds obtained thereby were used to purchase Common Stock at the market price during the period. In computing fully diluted net income per common share, the market price at the close of the period or the average market price, whichever was higher, was used to determine the number of shares which would be assumed to be repurchased. The market price for a share of Class B Common Stock, which is not publicly traded, is deemed to be equal to the market price of a share of Common Stock, into which a share of Class B Common Stock may be converted at the option of the holder, as of the date such valuation is made.

5. The provision for taxes on income is greater than the Federal statutory rate principally due to state and local income taxes and effective foreign tax rates that are in excess of the Federal statutory rate.

6. As of March 31, 1996 and December 31, 1995, the Company had outstanding 20,000 shares of Series I Preferred Stock, 5,000 shares each of its Series II and Series III Preferred Stock, and 2,000 shares of Series 1 Preferred Stock. Each share of Preferred Stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock pertaining upon redemption (subject to certain adjustments), less a fixed discount established upon the issuance of the Preferred Stock. The holders of each class of Preferred Stock are entitled to receive cumulative preferential dividends at the annual rate of $.25 per share, and to participate in dividends on one share of the Common Stock and one share of the Class B Common Stock to the extent such dividends exceed the per share preferential dividend. The redemption date for the Series I, Series II and Series III Preferred Stock is fixed at April 7, 2004. The terms of the Series I, Series II and Series III Preferred Stock also give the holder, his estate or legal representative, as the case may be, the option to require the Company to redeem his Preferred Stock for a period of 12 months following his (i) death, (ii) permanent disability or permanent mental disability, (iii) termination of full-time employment for good reason or (iv) termination of full-time employment by the Company without cause. The holder of the Series 1 Preferred Stock has the option to have his shares redeemed upon termination of his employment prior to age 65; the Company is obligated to redeem such shares following the attainment of age 65 by such holder thereof following termination of employment. In connection with the ownership of Series I, Series II and Series III Preferred Stock, the senior executive issued to the company full recourse promissory notes (which are included in Other Assets in the accompanying condensed consolidated balance sheet).

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS



RESULTS OF OPERATIONS

Income from commissions and fees increased 14.2% during the first quarter of 1996 when compared to the same period in 1995. Absent exchange rate fluctuations, gross income increased 11.3% in 1996 when compared to the same period in 1995. In the first quarter of 1996 and 1995, respectively, 44.0% and 45.6% of consolidated gross income was attributable to domestic operations and 56.0% and 54.4% to international operations. In the first quarter of 1996, gross income from domestic operations increased 10.3% versus the respective prior period. Gross income from international operations increased 17.4%, (12.1% absent exchange rate fluctuations) in the first quarter of 1996 when compared to the same period in 1995. The increase in gross income in both years primarily resulted from expanded activities from existing clients and the continued growth of the Company's general agency and specialized operations. The increase in gross income from international operations is indicative of the continued development of the Company's worldwide business.

Salaries and employee related expenses increased 16.1% in 1996 when compared to the respective prior period. Office and general expenses increased 11.0% in 1996 versus the respective prior period. These changes are generally in line with the increase in gross income.

Inflation did not have a material effect on revenue or expenses during 1996 or 1995.

Minority interest increased by $274,000 in the first quarter of 1996 as compared to the respective prior period. The increase is primarily due to changes in the level of profits of majority-owned companies.

Equity in earnings of nonconsolidated affiliated companies increased by $245,000 in the first quarter of 1996 as compared to the respective prior period. The increase is primarily due to changes in the level of profits of nonconsolidated affiliated companies.

The effective tax rate remained relatively constant at 52.0% in the first quarter of 1996 versus 52.6% in the same period in 1995.

Other income was affected positively by non-recurring, non operating pre-tax income of almost $4,000,000 primarily related to gains on the sales of an interest in a nonconsolidated subsidiary and a non-marketable investment security.

Net income increased by 69.6% when compared to net income in the same period in 1995. Primary net income per common share increased by 81.4% from the first quarter of 1995. Fully diluted net income per common share increased by 80.4% from the first quarter of 1995. Absent the non-recurring, non operating gains, primary and fully diluted net income per common share increased by 21.3% and 21.2%, respectively, from the first quarter of 1995. For purposes of computing primary net income per common share, the Company's net income is adjusted by (i) dividends paid on the Company's Preferred Stock and (ii) the change in redemption value of the Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased by $10,174,000 from $6,557,000 at December 31, 1995 to ($3,617,000) at March 31, 1996. Cash and cash equivalents decreased by $36,169,000 from $134,313,000 to $98,144,000. The decrease in working capital is largely attributable to the increase in long-term marketable securities. The decrease in cash and cash equivalents is largely attributable to the settlement of year-end payable balances which were higher at the end of 1995. Domestically, the Company has committed lines of credit totaling $40,000,000. These lines of credit were partially utilized during the three months ended March 31, 1996 and 1995 to secure obligations of selected foreign subsidiaries. There was $15,000,000 outstanding under these credit lines as of March 31, 1996 and 1995.

Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. There were $70,061,000 and $54,190,000 outstanding in respect of such arrangments at March 31, 1996 and 1995, respectively.

                                     PART II
                                OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K



         (a)  Exhibits:  Reference is made to the Index annexed hereto and made a part hereof.

         (b)  Reports on Form 8-K:  The Company did not file any reports on Form
                    8-K during the quarter ended March 31, 1996.

                              GREY ADVERTISING INC.
                      AND CONSOLIDATED SUBSIDIARY COMPANIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            GREY ADVERTISING INC.

                                                  (REGISTRANT)

DATE:     May 14, 1996                      By:/s/         Steven G. Felsher
                                               -----------------------------
                                            Steven G. Felsher
                                            Executive Vice President -
                                            Finance - Worldwide
                                            Secretary and Treasurer
                                            (Duly Authorized Officer)


DATE:     May 14, 1996                      By:/s/        William P. Garvey
                                               ----------------------------
                                            William P. Garvey
                                            Executive Vice President
                                            Chief Financial Officer -
                                            United States
                                            (Chief Accounting Officer)

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