Form 10-Q
period 1996-06-30
GREY ADVERTISING INC /DE/
filed 1996-08-14
CIK 43952

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1996

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-7898

                              GREY ADVERTISING INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                    13-0802840
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

777 Third Avenue, New York, New York                     10017
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number,                        212-546-2000
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

As of July 31, 1996, the total number of shares outstanding of Registrant's Common Stock, par value $1 per share ("Common Stock"), was 887,153 and of Registrant's Limited Duration Class B Common Stock, par value $1 per share ("Class B Common Stock"), was 302,479.

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

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             JUNE 30, 1996     DECEMBER 31, 1995
                                                              (UNAUDITED)            (A)
                                                             ----------------------------------
ASSETS
Current Assets:
    Cash and cash equivalents                                $ 65,331,000        $134,313,000
    Marketable securities                                      23,144,000          20,419,000
    Accounts receivable                                       514,403,000         495,349,000
    Expenditures billable to clients                           49,965,000          46,449,000
    Other current assets                                       52,120,000          49,614,000
                                                             --------------------------------
Total current assets                                          704,963,000         746,144,000

Investments in and advances to nonconsolidated
    affiliated companies                                       16,292,000          20,693,000
Fixed assets - at cost, less accumulated depreciation
    of $96,513,000 and $93,789,000                             76,913,000          74,706,000
Marketable securities                                          61,183,000          48,252,000
Intangible assets and other assets-including loans to
    officers of $5,522,000 in 1996 and 1995                    69,524,000          65,342,000
                                                             --------------------------------
Total assets                                                 $928,875,000        $955,137,000
                                                             ================================

See accompanying notes to condensed consolidated financial statements.

(A) The consolidated balance sheet has been derived from the audited financial statements at that date.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED BALANCE SHEETS(CONTINUED)

                                                                 JUNE 30, 1996      DECEMBER 31, 1995
                                                                  (UNAUDITED)              (A)
                                                                 ------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                              $512,307,000          $549,533,000
    Notes payable to banks                                          78,683,000            71,336,000
    Accrued expenses and other                                      96,882,000            97,126,000
    Income taxes payable                                            15,611,000            18,567,000
                                                                 -----------------------------------
Total current liabilities                                          703,483,000           736,562,000

Other liabilities including deferred compensation of
    $27,477,000 and $22,021,000                                     38,598,000            39,620,000
Long-term debt                                                      33,025,000            33,025,000
Minority interest                                                    9,937,000             9,281,000
Redeemable preferred stock-at redemption value; par
    value $1 per share; authorized 500,000 shares; issued
    and outstanding 32,000 shares in 1996 and 1995                   9,302,000             8,986,000

Common stockholders' equity:
    Common Stock-par value $1 per share; authorized
      10,000,000 shares; issued 1,102,454 in 1996 and
      1,096,096 in 1995                                              1,103,000             1,096,000
    Limited Duration Class B Common Stock-par value
      $1 per share; authorized 2,000,000 shares; issued
      329,330 shares in 1996 and 335,688 shares in 1995                329,000               336,000
    Paid-in additional capital                                      37,785,000            37,898,000
    Retained earnings                                              132,748,000           122,345,000
    Cumulative translation adjustment                                4,682,000             4,664,000
    Unrealized (loss) gain on marketable securities                 (2,093,000)              550,000
    Loans to officer used to purchase Common Stock
      and Limited Duration Class B Common Stock                     (4,726,000)           (4,726,000)
                                                                 -----------------------------------
                                                                   169,828,000           162,163,000
    Less-cost of 214,912 and 212,848 shares of Common
      Stock and 26,751 and 26,751 shares of Limited
      Duration Class B Common Stock held in treasury at
      June 30, 1996 and December 31, 1995, respectively             35,298,000            34,500,000
                                                                 -----------------------------------
Total common stockholders' equity                                  134,530,000           127,663,000
                                                                 -----------------------------------
Total liabilities and stockholders' equity                        $928,875,000          $955,137,000
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

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                         FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                                   JUNE 30,                                JUNE 30,
                                      -------------------------------------------------------------------------
                                           1996                1995                1996                1995
                                      -------------------------------------------------------------------------
Commissions and fees                   $186,533,000        $169,703,000        $360,010,000        $321,640,000
Expenses:
 Salaries and employee related
    expenses                            114,801,000         106,092,000         228,642,000         204,281,000
 Office and general expenses             56,094,000          49,617,000         106,699,000          95,095,000
                                      -------------------------------------------------------------------------
                                        170,895,000         155,709,000         335,341,000         299,376,000
                                      -------------------------------------------------------------------------
                                         15,638,000          13,994,000          24,669,000          22,264,000

Other income (loss) - net                   290,000            (370,000)          5,129,000             (64,000)
                                      -------------------------------------------------------------------------
Income of consolidated companies
 before taxes on income                  15,928,000          13,624,000          29,798,000          22,200,000
Provision for taxes on income            (8,405,000)         (6,874,000)        (15,611,000)        (11,386,000)
                                      -------------------------------------------------------------------------
Net income of consolidated
 companies                                7,523,000           6,750,000          14,187,000          10,814,000
Minority interest applicable to
 consolidated companies                    (858,000)         (1,006,000)         (2,027,000)         (1,901,000)
Equity in nonconsolidated
 affiliated companies                       142,000             263,000             910,000             786,000
                                      -------------------------------------------------------------------------
Net income                             $  6,807,000        $  6,007,000        $ 13,070,000        $  9,699,000
                                      =========================================================================

Weighted average number
 of common shares outstanding
             Primary                      1,300,614           1,320,489           1,300,307           1,320,791
             Fully diluted                1,351,072           1,377,389           1,352,962           1,380,419
 Net income per common share
             Primary                          $5.04               $4.28               $9.72               $6.86
             Fully diluted                    $4.88               $4.13               $9.39               $6.61

 Dividends per common share                 $0.9375              $0.875              $1.875               $1.75
                                      =========================================================================

See accompanying notes to condensed consolidated financial statements.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                                                      1996                  1995
                                                                 -----------------------------------
OPERATING ACTIVITIES
Net income                                                         $13,070,000            $9,699,000
 Adjustments to reconcile net income to net cash used
   in operating activities:
   Depreciation and amortization of fixed assets                     8,948,000             7,690,000
   Amortization of intangibles                                       2,505,000             1,971,000
   Deferred compensation                                             7,467,000             6,127,000
   Equity in earnings of nonconsolidated affiliated
     companies, net of dividends received of $202,000
     and $-0-                                                         (708,000)             (786,000)
   Gains from the sale of a nonconsolidated affiliated
     company, a non-marketable investment security
     and marketable securities                                      (4,754,000)
   Minority interest applicable to consolidated companies            2,027,000             1,901,000
   Amortization of restricted stock expense                             50,000               111,000
   Deferred income taxes                                            (3,000,000)           (3,025,000)
Changes in operating assets and liabilities:
   Increase in accounts receivable                                 (24,523,000)          (28,145,000)
   Increase in expenditures billable to clients                     (5,048,000)           (9,539,000)
   (Increase) decrease in other current assets                      (3,613,000)            8,354,000
   Increase in other assets                                         (2,867,000)           (5,736,000)
   (Decrease) increase in accounts payable                         (31,020,000)            5,782,000
   Increase in accrued expenses and other                            3,992,000            11,933,000
   Decrease in income taxes payable                                 (6,561,000)           (8,878,000)
   Decrease in other liabilities                                    (2,957,000)             (804,000)
                                                                 -----------------------------------
Net cash used in operating activities                              (46,992,000)           (3,345,000)

INVESTING ACTIVITIES
Purchases of fixed assets                                          (12,324,000)           (9,906,000)
Trust fund deposits                                                 (1,303,000)
Proceeds from the sale of marketable securities                     83,158,000            10,948,000
Purchases of marketable securities                                (101,457,000)          (12,988,000)
Proceeds from the sale of a nonconsolidated affiliated
  company and a non-marketable investment security                   8,947,000
Increase in intangibles, primarily goodwill                         (5,396,000)           (2,875,000)
Decrease (increase) in investments and advances to
   nonconsolidated affiliated companies                                539,000              (829,000)
                                                                 -----------------------------------
Net cash used in investing activities                              (27,836,000)          (15,650,000)

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)

                                                            FOR THE SIX MONTHS ENDED JUNE 30,
                                                                1996                  1995
                                                           -----------------------------------
FINANCING ACTIVITIES
Net proceeds from short-term borrowings                    $  11,199,000         $   3,934,000
Common shares acquired for treasury                           (1,000,000)           (6,576,000)
Cash dividends paid on Common Shares                          (2,231,000)           (2,174,000)
Cash dividends paid on Redeemable Preferred Stock               (120,000)             (112,000)
Issuance of restricted stock                                      25,000
Proceeds from exercise of stock options                          253,000               336,000
                                                           -----------------------------------
Net cash provided by (used in) financing activities            8,126,000            (4,592,000)
Effect of exchange rate changes on cash                       (2,280,000)            3,981,000
                                                           -----------------------------------
Decrease in cash and cash equivalents                        (68,982,000)          (19,606,000)
Cash and cash equivalents at beginning of period             134,313,000           170,077,000
                                                           -----------------------------------
Cash and cash equivalents at end of period                 $  65,331,000         $ 150,471,000
                                                           ===================================

See accompanying notes to condensed consolidated financial statements.

                              GREY ADVERTISING INC.
                      AND CONSOLIDATED SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. As permitted by the Securities and Exchange Commission, the accompanying unaudited Consolidated Financial Statements and Notes thereto have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission. Certain amounts for the prior year have been reclassified to conform to the current period classification.

2. The financial statements as of June 30, 1996 and for the three and six month periods ended June 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included.

3. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

4. The computations of net income per common share for the three and six month periods ended June 30, 1996 and 1995 are based on the weighted average number of common shares outstanding, adjusted for the effect, if any, of the assumed exercise of dilutive stock options and of shares payable in Common Stock pursuant to the Company's Senior Management Incentive Plan and, for fully diluted net income per common share, the assumed conversion of the 8 1/2% Convertible Subordinated Debentures issued in December 1983. Also, for the purpose of computing net income per common share for the three and six month periods ended June 30, 1996 and 1995, the Company's net income was reduced by dividends on the Preferred Stock and also adjusted by the change in the redemption value of Preferred Stock. Primary net income per common share is computed as if the stock options were exercised at the beginning of the period and as if the funds obtained thereby were used to purchase Common Stock at the average market price during the period. In computing fully diluted net income per common share, the market price at the close of the period or the average market price, whichever was higher, was used to determine the number of shares which would be assumed to be repurchased. The market price for a share of Class B Common Stock, which is not publicly traded, is deemed to be equal to the market price of a share of Common Stock, into which a share of Class B Common Stock may be converted at the option of the holder, as of the date such valuation is made.

5. The provision for taxes on income is greater than the Federal statutory rate principally due to state and local income taxes and effective foreign tax rates that are in excess of the Federal statutory rate.

6. As of June 30, 1996 and December 31, 1995, the Company had outstanding 20,000 shares of Series I Preferred Stock, 5,000 shares each of its Series II and Series III Preferred Stock, and 2,000 shares of Series 1 Preferred Stock. Each share of Preferred Stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock pertaining upon redemption (subject to certain adjustments), less a fixed discount established upon the issuance of the Preferred Stock. The holders (including one senior executive) of each class of Preferred Stock are entitled to receive cumulative preferential dividends at the annual rate of $0.25 per share, and to participate in dividends on one share of the Common Stock and one share of the Class B Common Stock to the extent such dividends exceed the per share preferential dividend. The redemption date for the Series I, Series II and Series III Preferred Stock is fixed at April 7, 2004. The terms of the Series I, Series II and Series III Preferred Stock also give the holder, his estate or legal representative, as the case may be, the option to require the Company to redeem his Preferred Stock for a period of 12 months following his (i) death, (ii) permanent disability or permanent mental disability, (iii) termination of full-time employment for good reason or (iv) termination of full-time employment by the Company without cause. The holder of the Series 1 Preferred Stock has the option to have his shares redeemed upon termination of his employment prior to age 65; the Company is obligated to redeem such shares following the attainment of age 65 by such holder thereof following termination of employment. In connection with the ownership of Series I, Series II and Series III Preferred Stock, the senior executive issued to the Company full recourse promissory notes (which are included in Other Assets in the accompanying condensed consolidated balance sheet).

7. As of July 29, 1996, the Company and the senior executive, who is the holder of the 8 1/2% Subordinated Convertible Debentures due December 10, 1996 ("Debentures") and the issuer of the $3,000,000, 9% Promissory Note ("Promissory Note"), mutually agreed to extend the maturity dates of the Debentures and the Promissory Note to December 31, 2003 and December 31, 2004, respectively. All other terms of the Debentures and the Promissory Note remain in full force and effect.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

RESULTS OF OPERATIONS

Income from commissions and fees increased 9.9% during the second quarter of 1996 and 11.9% during the six months ended June 30, 1996 when compared to the same periods in 1995. Absent exchange rate fluctuations, gross income increased 10.3% in the three months ended June 30, and 10.8% in the six months ended June 30, 1996 when compared to the same periods in 1995. In the second quarter of 1996 and 1995, respectively, 46.4% and 43.7% of consolidated gross income was attributable to domestic operations and 53.6% and 56.3% to international operations. In the second quarter of 1996 and the first six months of 1996, respectively, gross income from domestic operations increased 16.8% and 13.7% versus the respective prior periods. Gross income from international operations increased 4.6% for the second quarter, (5.2% absent exchange rate fluctuations) and 10.5% for the first six months of 1996 (8.4% absent exchange rate fluctuations) when compared to the same periods in 1995. The increase in gross income in both years primarily resulted from expanded activities from existing clients and the continued growth of the Company's general agency and specialized operations. The increase in gross income from international operations is indicative of the continued development of the Company's worldwide business.

Salaries and employee related expenses increased 8.2% in the second quarter of 1996 and 11.9% for the first six months of 1996 when compared to the respective prior periods. Office and general expenses increased 13.1% and 12.2% for the three and six month periods ended June 30, 1996, respectively, versus the comparable prior periods. These changes are generally in line with the increases in gross income.

Inflation did not have a material effect on revenue or expenses during 1996 or 1995.

Minority interest applicable to consolidated companies decreased by $148,000 in the second quarter of 1996 but increased by $126,000 for the first six months of 1996 as compared to the respective prior periods. These variances are primarily due to changes in the level of profits of majority-owned companies.

Equity in earnings of nonconsolidated affiliated companies decreased by $121,000 in the second quarter of 1996 but increased by $124,000 for the first six months of 1996 as compared to the respective prior periods. These variances are primarily due to changes in the level of profits of nonconsolidated affiliated companies.

The effective tax rate increased to 52.8% in the second quarter of 1996 and 52.4% in the first six months of 1996 versus 50.5% and 51.3% in the same periods in 1995, respectively. These increases are due in part to an increase in effective foreign tax rates.

Other income was affected positively, in the first quarter of 1996, by non-recurring, non-operating pre-tax income of approximately $4,000,000 primarily related to gains on the sale of the Company's equity position in a nonconsolidated subsidiary and the liquidation of a non-marketable investment security.

Net income increased by 13.3% and 34.8% in the three and six months ended June 30, 1996, respectively, when compared to net income for the same periods in 1995. Primary net income per common share increased by 17.8% and 41.7% in the three and six month periods ended June 30, 1996, respectively, versus the comparable periods in 1995. Fully diluted net income per common share increased by 18.2% for the three months ended June 30, 1996 and 42.1% for the six months ended June 30, 1996 when compared to the same periods in 1995. Absent the non-recurring, non-operating gains occurring in the first quarter of 1996, primary and fully diluted net income per common share increased by 19.1% and 19.7% respectively, for the six months ended June 30, 1996 as compared to the same period in 1995. For purposes of computing primary net income per common share, the Company's net income is adjusted by (i) dividends paid on the Company's Preferred Stock and (ii) the change in redemption value of the Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased by $8,102,000 from $9,582,000 at December 31, 1995 to $1,480,000 at June 30, 1996. Cash and cash equivalents decreased by $68,982,000 from $134,313,000 to $65,331,000. The decrease in cash and cash equivalents is largely attributable to the increase in long-term marketable securities and the timing of collections of accounts receivable versus payments to trade vendors. Domestically, the Company has committed lines of credit totaling $50,000,000. These lines of credit were partially utilized during the three and six months ended June 30, 1996 and 1995 to secure obligations of selected foreign subsidiaries. There was $15,000,000 outstanding under these credit lines as of June 30, 1996 and 1995.

Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. There were $63,683,000 and $56,691,000 outstanding at June 30, 1996 and 1995, respectively.

                                     PART II
                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


                  (a) Exhibits: Reference is made to the Index annexed hereto and made a part hereof.

                  (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                              GREY ADVERTISING INC.
                      AND CONSOLIDATED SUBSIDIARY COMPANIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GREY ADVERTISING INC.

                                      (REGISTRANT)

DATE: August 14, 1996             By:/s/ Steven G. Felsher
                                     -----------------------------
                                  Steven G. Felsher
                                  Executive Vice President -
                                  Finance - Worldwide
                                  Secretary and Treasurer
                                  (Duly Authorized Officer)


DATE: August 14, 1996             By:/s/ William P. Garvey
                                     -----------------------------
                                  William P. Garvey
                                  Executive Vice President
                                  Chief Financial Officer -
                                  United States
                                  (Chief Accounting Officer)

                                INDEX TO EXHIBITS

Number Assigned to Exhibit                                                 Page Number in Sequential
(i.e., Exhibit Table of Item 601     Table of Item 601 Exhibits            Numbering System Where
of Regulation S-K)                   Description of Exhibit                Exhibit May Be Found
- ----------------------------------------------------------------------------------------------------
              (4.01)                 Extension Agreement, dated as of
                                     July 29, 1996 between Grey and
                                     Edward H. Meyer relating to the
                                     extension of the maturity date of
                                     the 8 1/2% Convertible Debentures
                                     ("Convertible Debentures") held by
                                     Mr. Meyer.                                          (15)


              (4.02)                 Extension Agreement, dated as of
                                     July 29, 1996 between Grey and
                                     Edward H. Meyer relating to the
                                     extension of the Promissory Note
                                     issued by Mr. Meyer in connection
                                     with the Convertible Debentures.                    (16)


               (11)                  Statement Re: Computation of Net
                                     Income per Common Share (unaudited)                 (17)

               (27)                  Financial Data Schedule                             (18)