Form 10-Q
period 1996-09-30
GREY ADVERTISING INC /DE/
filed 1996-11-13
CIK 43952

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q

           [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1996

           [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-7898

                             GREY ADVERTISING INC.
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                   13-0802840
------------------------------          -------------------------------------
(State or other of                       (IRS Employer Identification Number)
incorporation or organization)

777 Third Avenue, New York, New York                    10017
------------------------------------                   -------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number,                       212-546-2000
   including area code

                                 NOT APPLICABLE
                                ----------------
   Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----

As of October 31, 1996, the total number of shares outstanding of Registrant's Common Stock, par value $1 per share ("Common Stock"), was 886,800 and of Registrant's Limited Duration Class B Common Stock, par value $1 per share ("Class B Common Stock"), was 294,274.

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

          GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                           SEPTEMBER 30, 1996      DECEMBER 31, 1995
                                                             (UNAUDITED)                  (A)
                                                           -----------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                $ 69,631,000              $134,313,000
    Marketable securities                                      28,349,000                20,419,000
    Accounts receivable                                       537,518,000               495,349,000
    Expenditures billable to clients                           44,939,000                46,449,000
    Other current assets                                       58,277,000                49,614,000
                                                             --------------------------------------
Total current assets                                          738,714,000               746,144,000

Investments in and advances to nonconsolidated
    affiliated companies                                       16,654,000                20,693,000
Fixed assets - at cost, less accumulated depreciation
    of $99,164,000 and $93,789,000                             78,394,000                74,706,000
Marketable securities                                          57,500,000                48,252,000
Intangible assets and other assets-including loans to
    officers of $5,522,000 in 1996 and 1995                    68,637,000                65,342,000
                                                             --------------------------------------
Total assets                                                 $959,899,000              $955,137,000
                                                             ======================================

          GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED BALANCE SHEETS(CONTINUED)

                                                                  SEPTEMBER 30, 1996     DECEMBER 31, 1995
                                                                     (UNAUDITED)                 (A)
                                                                  ----------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $535,590,000             $549,533,000
   Notes payable to banks                                             86,008,000               71,336,000
   Accrued expenses and other                                         94,443,000               97,126,000
   Income taxes payable                                               14,207,000               18,567,000
                                                                    -------------------------------------
Total current liabilities                                            730,248,000              736,562,000

Other liabilities including deferred compensation of
   $28,913,000 and $22,021,000                                        39,272,000               39,620,000
Long-term debt                                                        33,025,000               33,025,000
Minority interest                                                     10,167,000                9,281,000
Redeemable preferred stock-at redemption value; par
   value $1 per share; authorized 500,000 shares; issued
   and outstanding 32,000 shares in 1996 and 1995                      9,481,000                8,986,000

Common stockholders' equity:
   Common Stock-par value $1 per share; authorized
       10,000,000 shares; issued 1,108,909 in 1996 and
       1,096,096 in 1995                                               1,109,000                1,096,000
   Limited Duration Class B Common Stock-par value
       $1 per share; authorized 2,000,000 shares; issued
       322,875 shares in 1996 and 335,688 shares in 1995                 323,000                  336,000
   Paid-in additional capital                                         37,862,000               37,898,000
   Retained earnings                                                 136,440,000              122,345,000
   Cumulative translation adjustment                                   4,146,000                4,664,000
   Unrealized (loss) gain on marketable securities                    (1,258,000)                 550,000
   Loans to officer used to purchase Common Stock
       and Limited Duration Class B Common Stock                      (4,726,000)              (4,726,000)
                                                                    -------------------------------------
                                                                     173,896,000              162,163,000

   Less-cost of 218,926 and 212,848 shares of Common
       Stock and 26,751 and 26,751 shares of Limited
       Duration Class B Common Stock held in treasury at
       Sept. 30, 1996 and December 31, 1995, respectively             36,190,000               34,500,000
                                                                    -------------------------------------
Total common stockholders' equity                                    137,706,000              127,663,000
                                                                    -------------------------------------
Total liabilities and stockholders' equity                          $959,899,000             $955,137,000
                                                                    =====================================

See accompanying notes to condensed consolidated financial statements.

(A) The consolidated balance sheet has been derived from the audited financial statements at that date.

          GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                     FOR THE THREE MONTHS ENDED                FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,                            SEPTEMBER 30,
                                                   -------------------------------------------------------------------------
                                                       1996                1995                1996                 1995
                                                   -------------------------------------------------------------------------
Commissions and fees                               $182,487,000        $174,277,000        $542,497,000         $495,917,000

Expenses:
      Salaries and employee related
          expenses                                  118,859,000         110,196,000         347,501,000          314,477,000
      Office and general expenses                    53,904,000          54,444,000         160,603,000          149,539,000
                                                   -------------------------------------------------------------------------
                                                    172,763,000         164,640,000         508,104,000          464,016,000
                                                   -------------------------------------------------------------------------

                                                      9,724,000           9,637,000          34,393,000           31,901,000

Other income                                            529,000             199,000           5,658,000              135,000
                                                   -------------------------------------------------------------------------
Income of consolidated companies
      before taxes on income                         10,253,000           9,836,000          40,051,000           32,036,000
Provision for taxes on income                        (5,050,000)         (4,842,000)        (20,661,000)         (16,228,000)
                                                   -------------------------------------------------------------------------
Net income of consolidated
      companies                                       5,203,000           4,994,000          19,390,000           15,808,000
Minority interest applicable to
      consolidated companies                           (730,000)         (1,125,000)         (2,757,000)          (3,026,000)
Equity in earnings of nonconsolidated
      affiliated companies                              574,000             536,000           1,484,000            1,322,000
                                                   -------------------------------------------------------------------------

Net income                                         $  5,047,000        $  4,405,000        $ 18,117,000         $ 14,104,000
                                                   =========================================================================
Weighted average number
      of common shares outstanding
                  Primary                             1,295,764           1,279,936           1,295,757            1,306,992
                  Fully diluted                       1,351,004           1,332,202           1,351,465            1,366,769
      Net income per common share
                  Primary                                 $3.71               $3.21              $13.46               $10.07
                  Fully diluted                           $3.58               $3.11              $12.98                $9.71

      Dividends per common share                        $0.9375              $0.875             $2.8125               $2.625
                                                   =========================================================================

     See accompanying notes to condensed consolidated financial statements

          GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                               1996                         1995
                                                                          ------------------------------------------
 OPERATING ACTIVITIES
 Net income                                                               $  18,117,000                 $ 14,104,000
 Adjustments to reconcile net income to net cash used
    in operating activities:
    Depreciation and amortization of fixed assets                            13,714,000                   12,993,000
    Amortization of intangibles                                               3,948,000                    3,074,000
    Deferred compensation                                                    10,692,000                    9,233,000
    Equity in earnings of nonconsolidated affiliated
       companies, net of dividends received of $235,000
       and $187,000                                                          (1,249,000)                  (1,135,000)
    Gains from the sale of a nonconsolidated affiliated
      company, a non-marketable investment security
      and marketable securities                                              (4,754,000)
    Minority interest applicable to consolidated
      companies                                                               2,757,000                    3,026,000
    Deferred income taxes                                                    (4,500,000)                  (3,550,000)
    Amortization of restricted stock                                             75,000                      167,000
 Changes in operating assets and liabilities:
    Increase in accounts receivable                                         (50,175,000)                 (24,523,000)
    Increase in expenditures billable to clients                               (785,000)                  (8,732,000)
    (Increase) decrease in other current assets                             (10,583,000)                   4,947,000
    Increase in other assets                                                 (1,743,000)                    (575,000)
    Decrease in accounts payable                                             (4,834,000)                 (21,572,000)
    (Decrease) increase in accrued expenses and other                        (2,707,000)                  11,314,000
    Decrease in income taxes payable                                         (3,597,000)                  (7,206,000)
    Decrease in other liabilities                                            (2,653,000)                  (3,925,000)
                                                                          ------------------------------------------
 Net cash used in operating activities                                      (38,277,000)                 (12,360,000)

 INVESTING ACTIVITIES

 Purchases of fixed assets                                                  (19,133,000)                 (19,170,000)
 Trust  fund  deposits                                                       (1,868,000)                  (1,278,000)
 Proceeds from the sale of marketable  securities                            91,634,000                   20,293,000
 Purchases of marketable  securities                                       (110,620,000)                 (32,717,000)
 Proceeds from the sale of a nonconsolidated affiliated
    company and a non-marketable investments security                         8,947,000
 Increase in intangibles (primarily goodwill)                                (7,002,000)                  (4,675,000)
 Decrease (increase) in investments and advances to
    nonconsolidated affiliated companies                                        539,000                     (829,000)
                                                                          ------------------------------------------
 Net cash used in investing activities                                      (37,503,000)                 (38,376,000)

          GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                  (CONTINUED)




                                                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                             1996                         1995
                                                                         ----------------------------------------
FINANCING ACTIVITIES

Net proceeds from short-term borrowings                                    18,234,000                  18,408,000
Proceeds from loan from life insurance policies                                                        11,779,000
Common shares acquired for treasury                                        (1,910,000)                (12,619,000)
Cash dividends paid on Common Shares                                       (3,346,000)                 (3,190,000)
Cash dividends paid on Redeemable Preferred Stock                            (180,000)                   (168,000)
Issuance of restricted stock                                                   25,000
Proceeds from exercise of stock options                                       300,000                     732,000
                                                                         ----------------------------------------
Net cash provided by financing activities                                  13,123,000                  14,942,000
Effect of exchange rate changes on cash                                    (2,025,000)                  3,748,000
                                                                         ----------------------------------------
Decrease in cash and cash equivalents                                     (64,682,000)                (32,046,000)
Cash and cash equivalents at beginning of period                          134,313,000                 170,077,000
                                                                         ----------------------------------------
Cash and cash equivalents at end of period                               $ 69,631,000                $138,031,000
                                                                         ========================================


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

2. The financial statements as of September 30, 1996 and for the three and nine month periods ended September 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included.

3. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

4. The computations of net income per common share for the three and nine month periods ended September 30, 1996 and 1995 are based on the weighted average number of common shares outstanding, adjusted for the effect, if any, of the assumed exercise of dilutive stock options and of shares payable in Common Stock pursuant to the Company's Senior Management Incentive Plan and, for fully diluted net income per common share, the assumed conversion of the 8-1/2% Convertible Subordinated Debentures issued in December 1983. Also, for the purpose of computing net income per common share for the three and nine month periods ended September 30, 1996 and 1995, the Company's net income was reduced by dividends on the Preferred Stock and also adjusted by the change in the redemption value of Preferred Stock. Primary net income per common share is computed as if the stock options were exercised at the beginning of the period and as if the funds obtained thereby were used to purchase Common Stock at the average market price during the period. In computing fully diluted net income per common share, the market price at the close of the period or the average market price, whichever was higher, was used to determine the number of shares which would be assumed to be repurchased. The market price for a share of Class B Common Stock, which is not publicly traded, is deemed to be equal to the market price of a share of Common Stock, into which a share of Class B Common Stock may be converted at the option of the holder, as of the date such valuation is made.

5. The provision for taxes on income is greater than the Federal statutory rate principally due to state and local income taxes and effective foreign tax rates that are in excess of the Federal statutory rate.

6. As of September 30, 1996 and December 31, 1995, the Company had outstanding 20,000 shares of Series I Preferred Stock, 5,000 shares each of its Series II and Series III Preferred Stock, and 2,000 shares of Series 1 Preferred Stock. Each share of Preferred Stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock pertaining upon redemption (subject to certain adjustments), less a fixed discount established upon the issuance of the Preferred Stock. The holders (including one senior executive) of each class of Preferred Stock are entitled to receive cumulative preferential dividends at the annual rate of $0.25 per share, and to participate in dividends on one share of the Common Stock and one share of the Class B Common Stock to the extent such dividends exceed the per share preferential dividend. The redemption date for the Series I, Series II and Series III Preferred Stock is fixed at April 7, 2004. The terms of the Series I, Series II and Series III Preferred Stock also give the holder, his estate or legal representative, as the case may be, the option to require the Company to redeem his Preferred Stock for a period of 12 months following his (i) death, (ii) permanent disability or permanent mental disability, (iii) termination of full-time employment for good reason or (iv) termination of full-time employment by the Company without cause. The holder of the Series 1 Preferred Stock has the option to have his shares redeemed upon termination of his employment prior to age 65; the Company is obligated to redeem such shares following the attainment of age 65 by such holder thereof following termination of employment. In connection with the ownership of Series I, Series II and Series III Preferred Stock, the senior executive issued to the Company full recourse promissory notes (which are included in Other Assets in the accompanying condensed consolidated balance sheet).

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

RESULTS OF OPERATIONS

Income from commissions and fees increased 4.7% during the third quarter of 1996 and 9.4% during the nine months ended September 30, 1996 when compared to the same periods in 1995. Absent exchange rate fluctuations, gross income increased 7.0% in the three months ended September 30, 1996 and 9.5% in the nine months ended September 30, 1996 when compared to the same periods in 1995. In the third quarter of 1996 and 1995, respectively, 45.9% and 43.5% of consolidated gross income was attributable to domestic operations and 54.1% and 56.5% to international operations. In the third quarter of 1996 and for the first nine months of 1996, respectively, gross income from domestic operations increased 10.5% and 12.6% versus the respective prior periods. Gross income from international operations increased 0.2% for the third quarter (4.3%
absent exchange rate fluctuations) and 6.9% for the first nine months of 1996 (7.0% absent exchange rate fluctuations) when compared to the same periods in 1995. The increase in gross income in both years primarily resulted from expanded activities from existing clients and the continued growth of the Company's general agency and specialized operations.

Salaries and employee related expenses increased 7.9% in the third quarter of 1996 and 10.5% for the first nine months of 1996 when compared to the respective prior periods. Office and general expenses decreased 1.0% and increased 7.4% for the three and nine month periods ended September 30, 1996, respectively, versus the comparable prior periods. These changes in expenses, when taken together, are generally in line with the increases in gross income.

Inflation did not have a material effect on revenue or expenses during 1996 or 1995.

Minority interest applicable to consolidated companies decreased by $395,000 in the third quarter of 1996 and by $269,000 for the first nine months of 1996 as compared to the respective prior periods. These variances are primarily due to changes in the level of profits of majority-owned companies.

Equity in earnings of nonconsolidated affiliated companies increased by $38,000 in the third quarter of 1996 and by $162,000 for the first nine months of 1996 as compared to the respective prior periods. These variances are primarily due to changes in the level of profits of nonconsolidated affiliated companies.

The effective tax rate was 49.3% in the third quarter of 1996 and 51.6% in the first nine months of 1996 versus 49.2% and 50.7% in the same periods in 1995, respectively.

Other income was affected positively, in the first quarter of 1996, by non-recurring, non-operating pre-tax income of approximately $4,000,000 primarily related to gains on the sale of the Company's equity position in a nonconsolidated subsidiary and the liquidation of a non-marketable investment security.

Net income increased by 14.6% and 28.5% in the three and nine months ended September 30, 1996, respectively, when compared to net income for the same periods in 1995. Primary net income per common share increased by 15.6% and 33.7% in the three and nine month periods ended September 30, 1996, respectively, versus the comparable periods in 1995. Fully diluted net income per common share increased by 15.1% for the three months ended September 30, 1996 and 33.7% for the nine months ended September 30, 1996 when compared to the same periods in 1995. Absent the non-recurring, non-operating gains which occurred in the first quarter of 1996, primary and fully diluted net income per common share increased by 18.3% and 18.4%, respectively, for the nine months ended September 30, 1996 as compared to the same period in 1995. For purposes of computing primary net income per common share, the Company's net income is adjusted by (i) dividends paid on the Company's Preferred Stock and (ii) the change in redemption value of the Preferred Stock.


LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased by $1,116,000 from $9,582,000 at December 31, 1995 to $8,466,000 at September 30, 1996. Cash and cash equivalents decreased by $64,682,000 from $134,313,000 to $69,631,000. The decrease in cash and cash equivalents is largely attributable to the increase in long-term marketable securities and the timing of collections of accounts receivable versus payments to trade vendors. Domestically, the Company has committed lines of credit totaling $50,000,000. These lines of credit were partially utilized during the three and nine months ended September 30, 1996 and 1995 to secure obligations of selected foreign subsidiaries. There was $25,000,000 outstanding under these credit lines as of September 30, 1996 and $15,000,000 as of September 30, 1995.

Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. There were $61,008,000 and $70,461,000 outstanding under these credit lines as of September 30, 1996 and 1995, respectively.

                                    PART II
                               OTHER INFORMATION



Item 5. Other Information

             In order to comply with recent changes to the rules promulgated under Section 16 of the Securities and Exchange Act of 1934, as amended, the Company has amended its 1993 Senior Management Incentive Plan and 1994 Stock Incentive Plan. Copies of the amended and restated plans are attached hereto as Exhibits 10.01 and 10.02


Item 6. Exhibits and Reports on Form 8-K

             (a) Exhibits: Reference is made to the Index annexed hereto and made a part hereof.

             (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                             GREY ADVERTISING INC.
                     AND CONSOLIDATED SUBSIDIARY COMPANIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       GREY ADVERTISING INC.

                                           (REGISTRANT)


DATE:   November 13, 1996              By: /s/ Steven G. Felsher
                                          --------------------------------
                                       Steven G. Felsher
                                       Executive Vice President -
                                       Finance - Worldwide
                                       Secretary and Treasurer
                                       (Duly Authorized Officer)


DATE:   November 13, 1996              By: /s/ William P. Garvey
                                          ---------------------------------
                                       William P. Garvey
                                       Executive Vice President
                                       Chief Financial Officer -
                                       United States
                                       (Chief Accounting Officer)

                               INDEX TO EXHIBITS


                     Number Assigned to Exhibit                                              Page Number in Sequential
                     (i.e., Exhibit Table of Item 601   Table of Item 601 Exhibits           Numbering System Where
                     of Regulation S-K)                 Description of Exhibit               Exhibit May Be Found
                     -------------------------------------------------------------------------------------------------
                                  (10.01)               Grey Advertising Inc. amended and
                                                        restated 1993 Senior Management
                                                        Incentive Plan


                                  (10.02)               Grey Advertising Inc. amended and
                                                        restated 1994 Stock Incentive
                                                        Plan

                                   (11)                 Statement Re: Computation of Net
                                                        Income per Common Share
                                                        (unaudited)

                                   (27)                 Financial Data Schedule