Form 10-K405
period 1996-12-31
GREY ADVERTISING INC /DE/
filed 1997-03-28
CIK 43952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1996

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-7898

                              GREY ADVERTISING INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     13-0802840
-------------------------------           -------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

  777 Third Avenue, New York, New York                   10017
 --------------------------------------                ----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number,
   including area code                                212-546-2000
   -------------------                                ------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
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

Yes      X                        No
       -----                           -----

The aggregate market value of the voting stock held by non-affiliates of the registrant was $194,248,241 as at March 1, 1997.

The registrant had 890,021 shares of its Common Stock, par value $1 per share, and 292,907 shares of its Limited Duration Class B Common Stock, par value $1 per share, outstanding as at March 1, 1997.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual proxy statement to be furnished in connection with the registrant's 1997 annual meeting of stockholders are incorporated by reference into Part III.

PART I.


ITEM 1.           BUSINESS.

                  The Registrant ("Grey") and its subsidiaries (collectively with Grey, the "Company") have been engaged in the planning, creation, supervision and placing of advertising since the Company's formation in 1917. Grey was incorporated in New York in 1925 and changed its state of incorporation to Delaware in 1974.

                  The Company's principal business activity consists of providing a full range of advertising services to its clients. Typically, this involves developing an advertising and/or marketing plan after study of a client's business, the distribution or utilization of the client's products or services and the use of various media (e.g., television, radio, newspapers, magazines, direct mail, outdoor billboards and the Internet) by which desired market performance can best be achieved. The Company then creates advertising, prepares media recommendations and places advertising in the media. The Company's business also involves it in allied areas such as marketing consultation, audio-visual production, co-marketing programs, direct marketing, interactive consulting and production, media research and buying, research, product publicity, public affairs, public relations and sales promotion.

                  The Company is not engaged in more than one industry segment, and no separate class of similar services contributed 10% or more of the Company's gross income or net income during 1996, 1995 or 1994.

                  The Company serves a diversified client roster in the apparel, automobile, beverage, chemical, communications, community service, computer, corporate, electrical appliance, entertainment, food product, home furnishing, houseware, office product, packaged goods, publishing, restaurant, retailing, toy, travel and other sectors.

                  Advertising is a highly competitive business in which agencies of all sizes and other providers of creative or media services strive to attract new clients or additional assignments from existing clients. Competition for new business, however, is restricted from time to time because large agencies (such as the Company) often are precluded from providing advertising services products or services that may be viewed as being competitive with those of an existing client. Generally, since advertising agencies charge clients substantially equivalent rates for their services, competitive efforts principally focus on the skills of the competing agencies.

                  Published reports indicate that there are over 500 advertising agencies of all sizes in the United States. According to a report published in 1996 (Advertising Age, a trade publication), the Company was the 7th largest United States advertising agency in terms of worldwide gross income.

                  Approximately 53% of Grey's present domestic advertising clients, representing a majority of the Company's 1996 domestic gross income, have been with the Company since 1991. The agreements between the Company and most of its clients are generally terminable by either the Company or the client on 90 days' notice, as is the custom in the industry. Clients may also modify advertising budgets at any time and for any reason, and because the agency's compensation for many clients is determined on the basis of commission rates, shifts in advertising budgets may result in increased or reduced levels of revenue for the Company.

                  During 1996, one client (The Procter & Gamble Company), which has been a client of the Company for forty years, represented more than 10% of the Company's consolidated income from commissions and fees. The loss of this client would be expected to have an adverse effect on the results of the Company. No other client represented more than 5% of the Company's total consolidated income from commissions and fees. The loss of any single client in past years has not had a long-term negative impact on the Company's financial condition or its competitive position.

                  On December 31, 1996, the Company and its nonconsolidated affiliated companies employed approximately 6,300 persons, of whom eight are executive officers of Grey.

                  As is generally the case in the advertising industry, the Company's business traditionally has been seasonal, with greater revenues generated in the second and fourth quarters of each year. This reflects, in large degree, the media placement patterns of the Company's clients.

                  Advertising programs created by the Company and its nonconsolidated affiliated companies are placed principally in media distributed within the United States and overseas through its offices in the United States and more than 70 foreign countries. While the Company operates on a worldwide basis, for the purpose of presenting certain financial information in accordance with Securities and Exchange Commission rules, its operations are deemed to be conducted in three geographic areas.

Commissions and fees, and operating profit by each such geographic area for the years ended December 31, 1996, 1995 and 1994, and related identifiable assets at December 31 of each of the years, are summarized in Note N of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

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

                  In connection with the provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company may include Forward Looking Statements (as defined in the Reform Act) in oral or written public statements issued by or on behalf of the Company. These Forward Looking Statements may include, among other things, plans, objectives, projections, anticipated future economic performance or assumptions and the like that are subject to risks and uncertainties. As such, actual results or outcomes may differ materially from those discussed in the Forward Looking Statements. Important factors which may cause actual results to differ include but are not limited to the following: the unanticipated loss of a material client or key personnel, delays or reductions in client advertising budgets, shifts in industry rates of compensation, government compliance costs or litigation, unanticipated natural disasters, changes in the general economic conditions that affect interest rates and/or consumer spending both in the U.S. and the Company's international marketplace, unanticipated expenses, client preferences which can be affected by competition and the ability to project risk factors which may vary.

                      Executive Officers of the Registrant
                               as of March 1, 1997


                                                                                     Year First became
Executive Officers (a)                 Position                       Age            Executive Officer
----------------------                 --------                       ---            -----------------
Robert L. Berenson           President - Grey, N.Y.                    57                   1978
Barbara S. Feigin            Exec. Vice President                      59                   1983
Steven G. Felsher            Exec. Vice President Finance -
                             Worldwide, Secretary & Treasurer          47                   1989
William P. Garvey            Exec. Vice President,
                             Chief Financial Officer
                             - United States                           59                   1970
John A. Gerster              Exec. Vice President                      49                   1983
Edward H. Meyer              Chairman of the Board,
                             President & Chief Executive
                             Officer                                   70                   1959
Stephen A. Novick            Exec. Vice President                      56                   1984
O. John C. Shannon           President - Grey Int'l.                   60                   1993

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

ITEM 3.           LEGAL PROCEEDINGS.

                 In the Company's judgement, it is not involved in any material pending legal proceedings other than ordinary routine litigation incidental to the business of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None

PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.

                  The Common Stock is traded on The NASDAQ Stock Market's National Market and listed on the NASDAQ Stock Market under the symbol GREY.

                  As of March 1, 1997, there were 488 holders of record of the Common Stock and 279 holders of record of the Limited Duration Class B Common Stock.

                  The following table sets forth certain information about dividends paid, and the bid prices on the NASDAQ Stock Market during the periods indicated with respect to the Common Stock:

                                                 BID PRICES*
                                              DOLLARS PER SHARE              DIVIDENDS
                                           HIGH               LOW            PER SHARE
                                           ----               ---            ---------
1995           First Quarter               178                145              .875
               Second Quarter              188                160              .875
               Third Quarter               205                183              .875
               Fourth Quarter              196                182              .9375

1996           First Quarter               223                190              .9375
               Second Quarter              233                219              .9375
               Third Quarter               240                204              .9375
               Fourth Quarter              251                230             1.000

* Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

ITEM 6.     SELECTED FINANCIAL DATA.

                                      1996              1995               1994               1993              1992
                                      ----              ----               ----               ----              ----
Commissions and fees .....      $  765,498,000      $688,219,000      $ 593,317,000       $567,243,000      $564,468,000
Expenses .................         706,965,000       637,979,000        552,022,000        526,455,000       522,510,000
Goodwill write-off (a) ...                                               39,944,000
Income of consolidated
  companies before taxes
  on income ..............          65,693,000        54,327,000          1,610,000         42,705,000        42,588,000
Provision for taxes
on income ................          31,612,000        26,966,000         21,621,000         22,487,000        19,975,000
Net income (loss) ........          28,602,000        23,438,000        (21,378,000)        17,681,000        15,904,000
Net income (loss) per
  common share (b)
    Primary ..............               21.03             16.79             (17.51)             13.46             12.68
    Fully diluted ........               20.19             16.16                N/A              13.00             12.25
Weighted average number
  of common shares out-
  standing
    Primary ..............           1,295,441         1,295,182          1,285,605          1,263,900         1,205,241
    Fully diluted ........           1,356,645         1,353,849          1,336,829          1,319,349         1,258,799
Working capital ..........           3,843,000         9,582,000         33,735,000         25,001,000        12,588,000
Total assets .............       1,089,394,000       963,433,000        830,076,000        820,633,000       752,364,000
Long-term debt ...........          33,025,000        33,025,000         33,025,000         33,025,000         3,025,000
Redeemable preferred
  stock at redemption
  value ..................          10,098,000         8,986,000          7,516,000          6,590,000         6,468,000
Common stockholders'
  equity .................         147,922,000       127,663,000        108,705,000        129,077,000       118,741,000
Cash dividend per share
  of Common Stock and
  Limited Duration Class B
  Common Stock ...........              3.8125            3.5625             3.3125             3.1375             3.025

       (a) In 1994, the Company recorded a charge of $39,944,000 on both a pre-tax and after-tax basis, for a non-cash write-off which related almost exclusively to write-offs of goodwill.

       (b) Gives effect (i) to amounts attributable to redeemable preferred stock, (ii) to the assumed exercise of dilutive stock options, (iii) to shares issuable pursuant to the Company's Senior Management Incentive Plan and (iv) for fully diluted net income per common share, the assumed conversion of 8-1/2% Convertible Subordinated Debentures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

         Income from commissions and fees ("gross income") increased 11.2% in 1996 and 16.0% in 1995 as compared to the respective prior years. Absent exchange rate fluctuations, gross income increased 11.6% in 1996 and 11.4% in 1995. In 1996, 1995 and 1994, respectively, 44.2%, 44.1% and 46.8% of consolidated gross income was attributable to domestic operations and 55.8%, 55.9% and 53.2%, respectively, to international operations. In 1996, gross income from domestic operations increased 11.4% versus 1995 and was up 9.5% in 1995 versus 1994. Gross income from international operations increased 11.1% (11.8% absent exchange rate fluctuations) in 1996 when compared to 1995 and 21.7% (13.1% absent exchange rate fluctuations) in 1995 when compared to 1994. The increases in gross income in both years primarily resulted from expanded activities from existing clients, and the continued growth of the Company's general agency and specialized operations.

         Salaries and employee-related expenses increased 9.8% in 1996 and 16.8% in 1995 as compared to the respective prior years. Office and general expenses increased 12.9% in 1996 and 13.1% in 1995 versus respective prior years. The increases in expenses are generally in line with the increases in gross income in such years.

                  In 1994, the Company wrote-off $39,944,000 of goodwill. The non-cash write-off related almost exclusively to international acquisitions made by the Company principally in the 1980's. The write-off was associated with 34 of the almost 100 investments for which the Company had unamortized goodwill. The portion of the write-off relating to advertising agencies was approximately $31,295,000 and $8,649,000 relates to public relations agencies. A significant amount of this write-off related to operations in the United Kingdom. The material portion of the goodwill write-off related to ten agencies acquired in the United Kingdom as part of a strategy to develop the Company's representation outside of the London market in the general advertising category and in specialized disciplines (such as retail advertising, promotional services and public relations). The unimpaired goodwill balances associated with the United Kingdom operations represented less than 10% of the Company's consolidated unamortized goodwill as of December 31, 1994. There were no write-offs in excess of normal amortization schedules in 1996 or 1995.

         Inflation did not have a material effect on revenue or expenses in 1996, 1995 or 1994.

         In 1996, other income was affected positively by non-recurring, non-operating pre-tax income of approximately $4,000,000 primarily related to gains on the sale of the Company's equity position in a nonconsolidated subsidiary and the liquidation of a non-marketable investment security.

         The effective tax rate was 48.1% in 1996, 49.6% in 1995, and 1,342.9% in 1994 (52.0% not factoring in the goodwill write-off). The decrease in the effective tax rate in 1996 as compared to 1995 is due, in part, to a lower effective foreign tax rate in 1996. The decrease in the effective tax rate in 1995 as compared to 1994 is due, in part, to the reduction of goodwill amortization and write-off (which are not deductible for tax purposes) and other items.

           Minority interest increased $390,000 in 1996 and $3,233,000 in 1995 as compared to the respective prior years. The changes in 1996 and in 1995 were primarily due to changes in the level of profits of majority-owned companies.

           Equity in earnings of nonconsolidated companies decreased $1,166,000 in 1996 and increased $677,000 in 1995 as compared to the respective prior years. These changes are due primarily to changes in the level of profits attributable to the nonconsolidated companies.

           The Company reported net income of $28,602,000 for 1996 as compared to $23,438,000 in 1995. Net income for 1996 was up 22.0% over 1995's results. For 1996, primary earnings per common share was up 25.3% versus 1995. Primary earnings per common share for 1995 was up 24.4% versus 1994, absent the goodwill write-off. Absent the non-recurring, non-operating gains, primary earnings per common share for 1996 increased by approximately 16.0% over 1995.

           For purposes of computing primary earnings per Common Share, the Company's net income (loss) was adjusted by (i) dividends paid on the Company's Preferred Stock and (ii) by the change in redemption value of the Company's Preferred Stock.

           The Company's results may be affected by currency exchange rate fluctuations given the Company's extensive non-United States operations. Generally, the foreign currency exchange risk is limited to net income because the Company's revenues and expenses, by country, are almost exclusively denominated in the local currency of each respective operation with both revenue and expense items matched. Occasionally, the Company enters into foreign currency contracts for known cash flows related to repatriation of earnings from its international subsidiaries. The term of each such foreign currency contract entered into in 1996 was for less than three months. At December 31, 1996, there were no foreign currency contract transactions open. In addition, the Company had no derivative contracts outstanding at December 31, 1996, and did not enter into any derivative contracts during 1996.



LIQUIDITY AND CAPITAL RESOURCES

           The Company continues to be highly liquid by maintaining significant levels of cash, cash equivalents and investments in highly liquid marketable securities, a majority of which are United States government securities. Cash and cash equivalents were $112,485,000 and $134,313,000 at December 31, 1996 and 1995, respectively, and the Company's investment in marketable securities was $96,107,000 and $68,671,000 at December 31, 1996 and 1995, respectively. The continued high level of liquidity reflects the Company's ongoing focus on its cash management process. Working capital decreased by $5,739,000 from $9,582,000 at December 31, 1995 to $3,843,000 at December 31, 1996. The decrease in working capital is largely attributable to the increase in the portion of marketable securities which are classified as non-current assets due to their stated maturity dates.

           Domestically, the Company maintains committed bank lines of credit totaling $51,000,000. These lines of credit were partially utilized during both 1996 and 1995 to secure obligations of selected foreign subsidiaries in the amount of $26,000,000 and $15,000,000 at December 31, 1996 and 1995,
respectively.

           Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. Amounts outstanding under such facilities at December 31, 1996 and 1995 were $60,004,000 and $56,336,000, respectively.

           Historically, funds from operations and short-term bank borrowings have been sufficient to meet the Company's dividend, capital expenditure and working capital needs. The Company expects that such sources will be sufficient to meet its short-term cash requirements in the future. While the Company has not utilized long-term borrowing to fund its operating needs, in 1993, it took advantage of favorable terms offered and borrowed $30,000,000 at a fixed interest rate of 7.68%. The principal is repayable in three equal annual installments, commencing in January 1998. During 1996 and 1995, the Company borrowed $1,709,000 and $13,024,000, respectively, against the cash surrender value of life insurance policies it owns on the life of its Chairman and Chief Executive Officer at rates of 7.30% and 8.75%, respectively. The Company does not anticipate any material increased requirement for capital or other expenditures which will adversely affect its liquidity.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              None.
PART III.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

             Information with respect to the directors of the Company is incorporated herein by reference to the Company's proxy statement ("Proxy Statement") to be sent to its stockholders in connection with its 1997 Annual Meeting, under the caption "Election of Directors". Information with respect to the Company's executive officers is set forth in Part I of this report.

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

PART IV.

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) needs of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GREY ADVERTISING INC.

                                        By: /s/ Edward H. Meyer
                                            ----------------------------
                                             Edward H. Meyer,
                                             Chairman, Chief Executive
                                             Officer & President

                                        Dated:   March  28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the date indicated.


/s/ Mark N. Kaplan                                   Dated:   March  28, 1997
-----------------------------
Mark N. Kaplan, Director


/s/ Edward H. Meyer                                  Dated:   March  28, 1997
-----------------------------
Edward H. Meyer, Director;
 Principal Executive Officer


/s/ O. John C. Shannon                               Dated:   March  28, 1997
-----------------------------
O. John C. Shannon, Director;
 President - Grey International


/s/ Richard R. Shinn                                 Dated:   March  28, 1997
-----------------------------
Richard R. Shinn, Director


/s/ Steven G. Felsher                                Dated:   March  28, 1997
-----------------------------
Steven G. Felsher,
 Principal Financial Officer


/s/ William P. Garvey                                Dated:   March  28, 1997
-----------------------------
William P. Garvey,
 Principal Accounting Officer

                           Annual Report on Form 10-K

                  Item 8, Item 14(a)(1) and (2) and Item 14(d)

                   Financial Statements and Supplementary Data

                          List of Financial Statements

                          Year ended December 31, 1996

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

Grey Advertising Inc. and Consolidated Subsidiary Companies

Index to Financial Statements

The following consolidated financial statements of Grey Advertising Inc. and consolidated subsidiary companies are included in Item 8:


   Report of Independent Auditors.........................................  F-2

   Consolidated Balance Sheets -- December 31, 1996 and 1995..............  F-3

   Consolidated Statements of Operations -- Years Ended
     December 31, 1996, 1995 and 1994.....................................  F-5

   Consolidated Statements of Common Stockholders' Equity --
     Years Ended December 31, 1996, 1995 and 1994.........................  F-6

   Consolidated Statements of Cash Flows --
     Years Ended December 31, 1996, 1995 and 1994.........................  F-8

   Notes to Consolidated Financial Statements --
     December 31, 1996....................................................  F-10


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

                         Report of Independent Auditors


Board of Directors
Grey Advertising Inc.


We have audited the accompanying consolidated balance sheets of Grey Advertising Inc. and consolidated subsidiary companies as of December 31, 1996 and 1995, and the related consolidated statements of operations, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grey Advertising Inc. and consolidated subsidiary companies at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                    ERNST & YOUNG LLP
New York, New York
February 7, 1997

           Grey Advertising Inc. and Consolidated Subsidiary Companies

                           Consolidated Balance Sheets


                                                                          DECEMBER 31
                                                                     1996              1995
                                                               --------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                   $  112,485,000      $134,313,000
   Marketable securities (Notes A and E)                           28,688,000        20,419,000
   Accounts receivable                                            590,002,000       495,349,000
   Expenditures billable to clients                                52,285,000        46,449,000
   Other current assets (Note K)                                   52,982,000        49,614,000
                                                               --------------------------------
Total current assets                                              836,442,000       746,144,000

Investments in and advances to nonconsolidated
   affiliated companies (Notes A and B)                            17,723,000        20,693,000
Fixed assets-net (Note D)                                          78,223,000        74,706,000
Marketable securities (Notes A and E)                              67,419,000        48,252,000
Intangibles and other assets-including loans to executive
   officers of $5,822,000 in 1996 and $5,522,000 in 1995
   (Notes A, F, G, K  and L(2))                                    89,587,000        73,638,000
                                                               --------------------------------
Total assets                                                   $1,089,394,000      $963,433,000
                                                               ================================



See notes to consolidated financial statements

           Grey Advertising Inc. and Consolidated Subsidiary Companies

                                                                               DECEMBER 31
                                                                        1996                 1995
                                                                  -----------------------------------
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                              $  619,003,000        $549,533,000
     Notes payable to banks (Note F)                                   86,004,000          71,336,000
     Accrued expenses and other                                       107,368,000          97,126,000
     Income taxes payable                                              20,224,000          18,567,000
                                                                  -----------------------------------
  Total current liabilities                                           832,599,000         736,562,000

  Other liabilities, including deferred compensation of
     $28,738,000 and $22,021,000 (Note L(1))                           55,217,000          47,916,000
  Long-term debt (Note F)                                              33,025,000          33,025,000
  Minority interest                                                    10,533,000           9,281,000
  Redeemable preferred stock - at redemption value; par
     value $1 per share; authorized 500,000 shares; issued
     and outstanding 32,000 shares in 1996 and 1995 (Note G)           10,098,000           8,986,000

  Common stockholders' equity:
     Common Stock - par value $1 per share; authorized
       10,000,000 shares; issued 1,110,918 in 1996 and
       1,096,096 shares in 1995                                         1,111,000           1,096,000
     Limited Duration Class B Common Stock - par value
       $1 per share; authorized 2,000,000 shares; issued
       320,866 in 1996 and 335,688 shares in 1995                         321,000             336,000
     Paid-in additional capital                                        42,814,000          37,898,000
     Retained earnings                                                144,789,000         122,345,000
     Cumulative translation adjustment                                  2,579,000           4,664,000
     Unrealized  (loss) gain on marketable securities
       (Notes A and E)                                                   (870,000)            550,000
     Loans to officer used to purchase Common Stock and
       Limited Duration Class B Common Stock (Note L(2))               (4,726,000)         (4,726,000)
                                                                  -----------------------------------
                                                                      186,018,000         162,163,000
     Less - cost of 222,810 and 212,848 shares of Common
       Stock and 26,759 and 26,751 shares of Limited
       Duration Class B Common Stock held in treasury
       at December 31, 1996 and 1995, respectively                     38,096,000          34,500,000
                                                                  -----------------------------------
  Total common stockholders' equity                                   147,922,000         127,663,000
  Retirement plans, leases and contingencies (Note L)
                                                                  -----------------------------------
  Total liabilities and stockholders' equity                       $1,089,394,000        $963,433,000
                                                                  ===================================


See notes to consolidated financial statements.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

                      Consolidated Statements of Operations


                                                                    YEAR ENDED DECEMBER 31
                                                           1996               1995                 1994
                                                      -----------------------------------------------------
Commissions and fees                                   $765,498,000        $688,219,000        $593,317,000
Expenses:
   Salaries and employee related
     expenses (Note L(1))                               474,686,000         432,311,000         370,196,000
   Office and general expenses (Note L(3))              232,279,000         205,668,000         181,826,000
   Goodwill write-off (Notes A and M)                                                            39,944,000
                                                      -----------------------------------------------------
                                                        706,965,000         637,979,000         591,966,000
                                                      -----------------------------------------------------
                                                         58,533,000          50,240,000           1,351,000
Other income - net (Note C)                               7,160,000           4,087,000             259,000
                                                      -----------------------------------------------------
Income of consolidated companies
   before taxes on income                                65,693,000          54,327,000           1,610,000
Provision for taxes on income (Note K)                   31,612,000          26,966,000          21,621,000
                                                      -----------------------------------------------------
Net income (loss) of consolidated companies              34,081,000          27,361,000         (20,011,000)
Minority interest applicable to consolidated
   companies                                             (6,663,000)         (6,273,000)         (3,040,000)
Equity in earnings of nonconsolidated affiliated
   companies                                              1,184,000           2,350,000           1,673,000
                                                      -----------------------------------------------------
Net income (loss)                                       $28,602,000         $23,438,000        $(21,378,000)
                                                      =====================================================
Earnings (loss) per Common Share
       (Note J):
     Primary                                                 $21.03              $16.79             $(17.51)
     Fully diluted                                           $20.19              $16.16                 *

     *Antidilutive

See notes to consolidated financial statements.

           Grey Advertising Inc. and Consolidated Subsidiary Companies
             Consolidated Statements of Common Stockholders' Equity
                  Years ended December 31, 1996, 1995 and 1994

                                                                      PAID-IN                       COMMON STOCK          OTHER
                                                            COMMON   ADDITIONAL    RETAINED       HELD IN TREASURY        EQUITY
                                                             STOCK    CAPITAL      EARNINGS     SHARES        AMOUNT     ACCOUNTS
                                                        ----------------------------------------------------------------------------
Balance at December 31, 1993                            $1,432,000  $27,329,000  $131,835,000  191,223    $(23,073,000) $(8,446,000)
  Net loss                                                                        (21,378,000)
  Cash dividends - Common Shares $3.3125 per share                                 (4,112,000)
  Cash dividends - Redeemable Preferred Stock - $6.625                               (212,000)
  per share
  Common Shares acquired - at cost                                                               1,993        (372,000)
  Dividends Payable in Company Stock pursuant to Senior
    Management Incentive Plan (Note L)                                   84,000       (84,000)
  Increase in redemption value of Redeemable Preferred
  Stock (Note G)                                                                     (926,000)
  Restricted stock activity (Note I)                                     30,000                 (1,750)        226,000
  Tax benefit from restricted stock (Note K)                            450,000
  Common Shares issued upon exercise of stock options                  (101,000)                (3,333)        420,000
  Tax benefit from exercise of stock options (Note K)                   118,000
  Senior Management Incentive Plan activity (Note L)                  3,985,000
  Translation adjustment                                                                                                  2,845,000
  Unrealized loss on marketable securities (Notes A
  and E)                                                                                                                 (1,345,000)
                                                        ----------------------------------------------------------------------------
Balance at December 31, 1994                             1,432,000   31,895,000   105,123,000  188,133     (22,799,000)  (6,946,000)
  Net income                                                                       23,438,000
  Cash dividends - Common Shares - $3.5625 per share                               (4,333,000)
  Cash dividends - Redeemable Preferred Stock - $7.125
  per share                                                                          (228,000)
  Common Shares acquired - at cost                                                              77,001     (14,434,000)
  Dividends Payable in Company Stock pursuant to Senior
    Management Incentive Plan (Note L)                                  185,000      (185,000)
  Increase in redemption value of Redeemable Preferred
  Stock (Note G)                                                                   (1,470,000)
  Restricted stock activity (Note I)                                    133,000
  Tax benefit from restricted stock (Note K)                            164,000
  Common Shares issued upon exercise of stock options                  (287,000)               (25,535)      2,733,000
  Tax benefit from exercise of stock options (Note K)                   959,000
  Senior Management Incentive Plan activity (Note L)                  4,849,000
  Translation adjustment                                                                                                  5,392,000
  Unrealized gain on marketable securities (Notes A
  and E)                                                                                                                  2,042,000
                                                        ----------------------------------------------------------------------------
Balance at December 31, 1995                            $1,432,000  $37,898,000  $122,345,000  239,599    $(34,500,000) $   488,000

                                                                    TOTAL
                                                               ---------------
Balance at December 31, 1993                                      $129,077,000
  Net loss                                                         (21,378,000)
  Cash dividends - Common Shares $3.3125 per share                  (4,112,000)
  Cash dividends - Redeemable Preferred Stock - $6.625
  per share                                                           (212,000)
  Common Shares acquired - at cost                                    (372,000)
  Dividends Payable in Company Stock pursuant to Senior
    Management Incentive Plan (Note L)
  Increase in redemption value of Redeemable Preferred
  Stock (Note G)                                                      (926,000)
  Restricted stock activity (Note I)                                   256,000
  Tax benefit from restricted stock (Note K)                           450,000
  Common Shares issued upon exercise of stock options                  319,000
  Tax benefit from exercise of stock options (Note K)                  118,000
  Senior Management Incentive Plan activity (Note L)                 3,985,000
  Translation adjustment                                             2,845,000
  Unrealized loss on marketable securities (Notes A
  and E)                                                            (1,345,000)
                                                               ---------------
Balance at December 31, 1994                                       108,705,000
  Net income                                                        23,438,000
  Cash dividends - Common Shares - $3.5625 per share                (4,333,000)
  Cash dividends - Redeemable Preferred Stock - $7.125
  per share                                                           (228,000)
  Common Shares acquired - at cost                                 (14,434,000)
  Dividends Payable in Company Stock pursuant to Senior
    Management Incentive Plan (Note L)
  Increase in redemption value of Redeemable Preferred
  Stock (Note G)                                                    (1,470,000)
  Restricted stock activity (Note I)                                   133,000
  Tax benefit from restricted stock (Note K)                           164,000
  Common Shares issued upon exercise of stock options                2,446,000
  Tax benefit from exercise of stock options (Note K)                  959,000
  Senior Management Incentive Plan activity (Note L)                 4,849,000
  Translation adjustment                                             5,392,000
  Unrealized gain on marketable securities (Notes A
  and E)                                                             2,042,000
                                                               ---------------
Balance at December 31, 1995                                      $127,663,000

           Grey Advertising Inc. and Consolidated Subsidiary Companies
             Consolidated Statements of Common Stockholders' Equity
            Years ended December 31, 1996, 1995 and 1994 (continued)

                                                                           PAID-IN                               COMMON STOCK
                                                            COMMON        ADDITIONAL        RETAINED           HELD IN TREASURY
                                                                                                          --------------------------
                                                             STOCK         CAPITAL          EARNINGS         SHARES       AMOUNT
                                                        ----------------------------------------------------------------------------
  Balance at December 31, 1995                            $ 1,432,000     $ 37,898,000   $ 122,345,000      239,599   $ (34,500,000)

  Net income                                                                                28,602,000
  Cash dividends - Common Shares - $3.8125 per share                                        (4,527,000)
  Cash dividends - Redeemable Preferred Stock $7.625
   per share                                                                                  (244,000)
  Common Shares acquired - at cost                                                                           20,818      (4,733,000)
  Dividends Payable in Company Stock pursuant to Senior
    Management Incentive Plan (Note L)                                         275,000        (275,000)
  Increase in redemption value of Redeemable Preferred
   Stock (Note G)                                                                           (1,112,000)
  Restricted stock activity (Note I)                                            43,000                         (250)         14,000
  Tax benefit from restricted stock  (Note K)                                    3,000
  Common Shares issued upon exercise of stock options                          250,000                      (10,598)      1,123,000
  Tax benefit from exercise of stock options (Note K)                          483,000
  Senior Management Incentive Plan activity (Note L)                         3,862,000
  Translation adjustment
  Unrealized loss on marketable securities (Notes A
and E)
                                                        ----------------------------------------------------------------------------
Balance at December 31, 1996                              $ 1,432,000     $ 42,814,000   $ 144,789,000      249,569   $ (38,096,000)
                                                        ============================================================================

                                                              OTHER
                                                              EQUITY

                                                             ACCOUNTS            TOTAL
                                                       ---------------------------------------
  Balance at December 31, 1995                             $    488,000     $ 127,663,000

  Net income                                                                   28,602,000
  Cash dividends - Common Shares - $3.8125 per share                           (4,527,000)
  Cash dividends - Redeemable Preferred Stock $7.625
   per share                                                                     (244,000)
  Common Shares acquired - at cost                                             (4,733,000)
  Dividends Payable in Company Stock pursuant to Senior
    Management Incentive Plan (Note L)
  Increase in redemption value of Redeemable Preferred
   Stock (Note G)                                                              (1,112,000)
  Restricted stock activity (Note I)                                               57,000
  Tax benefit from restricted stock  (Note K)                                       3,000
  Common Shares issued upon exercise of stock options                           1,373,000
  Tax benefit from exercise of stock options (Note K)                             483,000
  Senior Management Incentive Plan activity (Note L)                            3,862,000
  Translation adjustment                                     (2,085,000)       (2,085,000)
  Unrealized loss on marketable securities (Notes A
  and E)                                                     (1,420,000)       (1,420,000)
                                                       ---------------------------------------
Balance at December 31, 1996                               $ (3,017,000)    $ 147,922,000
                                                       =======================================


See notes to consolidated financial statements.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

                      Consolidated Statements of Cash Flows

                                                                              YEAR ENDED DECEMBER 31
                                                                     1996               1995              1994
                                                             ---------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                $  28,602,000       $ 23,438,000       $(21,378,000)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization of fixed assets                  22,880,000         17,388,000         15,093,000
     Goodwill write-off                                                                                   39,944,000
     Amortization of intangibles                                     4,976,000          4,146,000          7,475,000
     Deferred compensation                                          16,217,000         15,162,000          9,006,000
     Equity in earnings of nonconsolidated affiliated
       companies, net of dividends received of $441,000,
       $483,000 and $903,000                                          (743,000)        (1,867,000)          (770,000)
     Gains from the sale of a nonconsolidated affiliated
       company, a non-marketable investment security and
       marketable securities                                        (4,911,000)
     Minority interest applicable to consolidated companies          6,663,000          6,273,000          3,040,000
     Deferred income taxes                                          (7,085,000)        (2,999,000)        (5,104,000)
     Amortization of restricted stock expense                           33,000            133,000            116,000

     Changes in operating assets and liabilities:
       Increase in accounts receivable                            (103,252,000)       (79,612,000)       (31,058,000)
       Increase in expenditures billable to clients                 (7,229,000)       (14,109,000)        (6,006,000)
       (Increase) decrease in other current assets                  (4,782,000)         4,351,000         10,739,000
       (Increase) decrease in other assets                          (2,741,000)         3,680,000         (3,077,000)
       Increase (decrease) in accounts payable                      78,157,000         61,846,000         (4,220,000)
       Increase (decrease) in accrued expenses
         and other                                                   8,611,000          3,180,000         (9,424,000)
       Increase in income taxes payable                              2,419,000          2,431,000          6,600,000
       Decrease in other liabilities                                (2,592,000)        (2,509,000)        (2,507,000)
                                                                  --------------------------------------------------
Net cash provided by operating activities                           35,223,000         40,932,000          8,469,000

INVESTING ACTIVITIES
Purchases of fixed assets                                          (27,896,000)       (29,136,000)       (17,067,000)
Trust fund deposits                                                 (2,833,000)        (2,426,000)
Increase in investments in and advances to non-consolidated
   affiliated companies                                               (320,000)        (1,686,000)        (3,564,000)
Purchases of marketable securities                                (129,491,000)       (68,500,000)        (2,003,000)
Proceeds from the sales of marketable securities                   101,012,000         26,957,000            486,000
Proceeds from the sale of a nonconsolidated affiliated
  company and a non-marketable investment security                   8,568,000
Increase in intangibles, primarily goodwill                        (13,103,000)        (6,183,000)       (14,800,000)
                                                                  --------------------------------------------------
Net cash used in investing activities                              (64,063,000)       (80,974,000)       (36,948,000)

           Grey Advertising Inc. and Consolidated Subsidiary Companies

                                                                       YEAR ENDED DECEMBER 31
                                                             1996                1995                1994
                                                      ----------------------------------------------------------
FINANCING ACTIVITIES
Net proceeds from short-term borrowings                  $18,180,000          $4,834,000         $15,826,000
Common Shares issued under Stock Incentive Plan               24,000                                 141,000
Common Shares acquired for treasury                       (4,733,000)        (14,434,000)           (372,000)
Cash dividends paid on Common Shares                      (4,527,000)         (4,333,000)         (4,112,000)
Cash dividends paid on Redeemable Preferred Stock           (244,000)           (228,000)           (212,000)
Proceeds from exercise of stock options                    1,373,000           2,446,000             319,000
Borrowings under life insurance policies                     464,000          11,779,000
                                                       -----------------------------------------------------
Net cash provided by financing activities                 10,537,000              64,000          11,590,000
Effect of exchange rate changes on cash                   (3,525,000)          4,214,000           5,699,000
                                                       -----------------------------------------------------
Decrease in cash and cash equivalents                    (21,828,000)        (35,764,000)        (11,190,000)
Cash and cash equivalents at beginning of year           134,313,000         170,077,000         181,267,000
                                                       -----------------------------------------------------
Cash and cash equivalents at end of year                $112,485,000        $134,313,000        $170,077,000
                                                       =====================================================

See notes to consolidated financial statements.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

                   Notes to Consolidated Financial Statements

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Material intercompany balances and transactions have been eliminated in consolidation. Certain amounts for years prior to 1996 have been reclassified to conform with the current year classification.

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

           Grey Advertising Inc. and Consolidated Subsidiary Companies

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


FOREIGN CURRENCY TRANSLATION

Primarily all balance sheet accounts of the Company's foreign operations are translated at the exchange rate in effect at each year end and statement of operations accounts are translated at the average exchange rates prevailing during the year. Resulting translation adjustments are made directly to a separate component of stockholders' equity. Foreign currency transaction gains and losses are reported in income. During 1996, 1995 and 1994, foreign currency transaction gains and losses were not material.

INTANGIBLES

The excess of purchase price over underlying net equity of certain consolidated subsidiaries and nonconsolidated affiliated companies at the date of acquisition ("goodwill") is amortized by the straight-line method over periods of up to twenty years. The amounts of goodwill, net of accumulated amortization, associated with consolidated subsidiaries (included in Other Assets) and nonconsolidated investments (included in Investments in and Advances to Nonconsolidated Affiliated Companies) were $46,084,000 and $5,592,000 in 1996 and $41,237,000 and $8,325,000 in 1995, respectively.

Annually, the Company assesses the carrying value of its goodwill and the respective periods of amortization. As part of the evaluation, the Company considers a number of factors including actual operating results, the impact of gains and losses of major local clients, the impact of any loss of key local management staff and any changes in general economic conditions. The Company quantifies the recoverability of goodwill based on each agency's estimated future non-discounted cash flows over the applicable remaining amortization periods. This requires management to make certain specific assumptions with respect to future revenue and expense levels. Where multiple investments had been made in a single company, a weighted average amortization period is used. Charges to reflect permanent impairment are recorded to the extent that the unamortized book value of the goodwill exceeds the future cumulative non-discounted cash flows.

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

STOCK-BASED COMPENSATION

As permitted by Financial Accounting Standards Statement No. 123, Accounting for Stock Based Compensation, the Company accounts for stock-based awards in accordance with APB Opinion No.25, Accounting For Stock Issued to Employees. No compensation expense is recorded for options granted at fair market value at the date of grant. The excess of the fair market value of Restricted Stock over the cash consideration received is amortized, as compensation, over the period of restriction. The future obligation to issue stock, pursuant to the Company's Senior Management Incentive Plan, is included in Paid-In Additional Capital and results in periodic charges to compensation.

B. FOREIGN OPERATIONS

The following financial data is applicable to consolidated foreign subsidiaries:

                                  1996            1995             1994
                           ---------------------------------------------------
Current assets                $429,863,000     $395,016,000    $349,208,000
Current liabilities            452,220,000      408,541,000     364,571,000
Other assets--net of
   other liabilities            62,363,000       56,312,000      50,696,000
Net income (loss)                9,276,000        9,384,000     (35,043,000)

Consolidated retained earnings at December 31, 1996 includes equity in unremitted earnings of nonconsolidated foreign companies of approximately $8,914,000.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

C. OTHER INCOME - NET

Details of other income - net are:

                                                        1996            1995           1994
                                                 -----------------------------------------------
Interest income                                    $ 12,211,000     $12,183,000   $ 7,507,000
Interest expense                                    (10,065,000)     (8,928,000)   (7,833,000)
Gain from the sale of a non-consolidated
   affiliated company, a non-marketable
   investment security and marketable securities      4,911,000
Dividends from affiliates                               151,000         217,000        86,000
Other -- net (expense) income                           (48,000)        615,000       499,000
                                                 ===============================================
                                                   $  7,160,000     $ 4,087,000   $   259,000
                                                 ===============================================

D. FIXED ASSETS

Components of fixed assets - at cost are:

                                                                   1996                   1995
                                                         ----------------------------------------------
Furniture, fixtures and equipment                                $131,329,000           $119,575,000
Leaseholds and leasehold improvements                              51,705,000             48,920,000
                                                         ----------------------------------------------
                                                                  183,034,000            168,495,000
Less accumulated depreciation and amortization                    104,811,000             93,789,000
                                                         ==============================================
                                                                 $ 78,223,000           $ 74,706,000
                                                         ==============================================

E. MARKETABLE SECURITIES

The marketable securities, by type of investment, held by the Company at December 31, 1996 and 1995 are as follows:

                                                            1996               1995
                                                      -------------------------------------
   Maturities of one year or less:
     U.S. Treasury Securities                            $  2,506,000       $  4,758,000
     Money market funds                                    22,556,000         12,394,000
     Corporate bonds                                        3,626,000          3,267,000
                                                      -------------------------------------
                                                           28,688,000         20,419,000
                                                      -------------------------------------
   Maturities greater than one year:
     U.S. Treasury Securities                              49,355,000         41,946,000
     Government National Mortgage Association
       Securities                                           4,920,000          1,838,000
     Corporate bonds                                       13,144,000          4,468,000
                                                      -------------------------------------
                                                           67,419,000         48,252,000
                                                      -------------------------------------
                                                          $96,107,000        $68,671,000
                                                      =====================================

           Grey Advertising Inc. and Consolidated Subsidiary Companies

E. MARKETABLE SECURITIES (CONTINUED)

At December 31, 1996, the Company had unrealized losses of $870,000 and at December 31, 1995 unrealized gains of $550,000, principally related to the investments in U. S. Treasury Securities. At December 31, 1996 and 1995, the Company's investments in marketable securities classified as non-current had an average maturity of approximately 6 years.

F. CREDIT ARRANGEMENTS AND LONG-TERM DEBT

The Company maintains committed lines of credit of $51,000,000 with various banks and may draw against the lines on unsecured demand notes at rates below the applicable bank's prime interest rate. These lines of credit, which are renewable annually, were partially utilized during both 1996 and 1995 to secure obligations of selected foreign subsidiaries in the amount of $26,000,000 and $15,000,000 at the end of each respective year. The weighted average interest rate related to the debt associated with the committed lines of credit was 7.11% and 6.95% at December 31, 1996 and 1995, respectively. The Company had $60,004,000 and $56,336,000 outstanding under other uncommitted lines of credit at December 31, 1996 and 1995, respectively. The weighted average interest rate for the borrowings under the uncommitted lines of credit was 6.94% and 7.91% at December 31, 1996 and 1995, respectively. The carrying amount of the debt outstanding under both the committed and uncommitted lines of credit approximates fair value because of the short maturities of the underlying notes. Occasionally, the Company enters into foreign currency contracts for known cash flows related to the repatriation of earnings from its international subsidiaries. The term of each foreign currency contract entered into in 1996 was for less than three months. At December 31, 1996, there were no foreign currency contract transactions open. In addition, the Company had no derivative contracts outstanding at December 31, 1996, and did not enter into any derivative contracts during 1996.

Long-term debt at December 31, 1996 and 1995 is as follows:

                                             1996                  1995
                                        --------------------------------------
           Term loans                     $30,000,000           $30,000,000
           Convertible debentures           3,025,000             3,025,000
                                        --------------------------------------
           Long-term debt                 $33,025,000           $33,025,000
                                        ======================================



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

amounts. At December 31, 1996, the Company was in compliance with all of these covenants. The fair value of the Prudential debt is estimated to be $30,275,000 and $30,900,000 at December 31, 1996 and 1995, respectively. This estimate was determined using a discounted cash flow analysis using current interest rates for debt having similar terms and remaining maturities.

The remaining portion of long-term debt consists of 8-1/2% Convertible Subordinated Debentures, due December 31, 2003, which are currently convertible into 8.48 shares of Common Stock and an equal number of shares of Limited Duration Class B Common Stock, subject to certain adjustments, for each $1,000 principal amount of such debentures. The debentures were issued in exchange for cash and a $3,000,000, 9% promissory note, payable December 31, 2004, from the Chairman and Chief Executive Officer of the Company, that is included in Other Assets at December 31, 1996 and 1995. During each of the years 1996, 1995 and 1994, the Company paid to the officer interest of $257,000 pursuant to the terms of the debentures and the officer paid to the Company interest of $270,000 pursuant to the terms of the 9% promissory note.

The scheduled repayment of long-term debt is as follows:

                   YEARS ENDING
                    DECEMBER 31        AMOUNT
                 ------------------   -------------
                       1998            $10,000,000
                       1999             10,000,000
                       2000             10,000,000
                       2003              3,025,000
                                      =============
                                       $33,025,000
                                      =============

During 1996 and 1995, the Company borrowed against the cash surrender value of the life insurance policies that it owns on the life of its Chairman and Chief Executive Officer. The amounts borrowed at December 31, 1996 and 1995 are $14,733,000 and $13,024,000, respectively, with interest rates of 7.30% and 8.75%, respectively, and are carried as a reduction of the related cash surrender value that is included in Other Assets. Of the amounts borrowed in 1996 and 1995, the Company received $464,000 and $11,779,000 in cash, respectively, and $1,245,000 was used in each year to pay premiums on the underlying life insurance policies.

For the years 1996, 1995 and 1994, the Company made interest payments of $10,065,000, $8,934,000 and $7,839,000, respectively.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

G. REDEEMABLE PREFERRED STOCK

As of December 31, 1996 and 1995, the Company had outstanding 20,000 shares of Series I Preferred Stock, 5,000 shares each of Series II and Series III Preferred Stock and 2,000 shares of Series 1 Preferred Stock. The holder of the Series I, Series II and Series III Preferred Stock is the Chairmen and Chief Executive Officer of the Company, and the Series 1 Preferred Stock is held by a former employee. The terms of each class of Preferred Stock, including the basic economic terms relating thereto, are essentially the same, except with respect to the redemption date of each series. The redemption date for the Series I, Series II and Series III Preferred Stock is fixed at April 7, 2004, unless redeemed earlier under circumstances described below. The terms of the Series I, Series II and Series III Preferred Stock also give the holder, his estate or legal representative, as the case may be, the option to require the Company to redeem his Preferred Stock for a period of 12 months following his
(i) death, (ii) permanent disability or permanent mental disability, (iii) termination of full-time employment for good reason or (iv) termination of full-time employment by the Company without cause. The Company is obligated to redeem the Series 1 Preferred Stock following the attainment of age 65 by the holder thereof.

Each share of Preferred Stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Limited Duration Class B Common Stock (Class B Common Stock) (subject to certain adjustments) upon redemption, less a fixed discount established upon the issuance of the Preferred Stock. The holders of each class of Preferred Stock are entitled to receive cumulative preferential dividends at the annual rate of $.25 per share, and to participate in dividends on one share of the Common Stock and one share of the Class B Common Stock to the extent such dividends exceed the per share preferential dividend. In connection with his ownership of the Series I, Series II and Series III Preferred Stock, the holder issued to the Company full recourse promissory notes totaling $763,000
(included in Other Assets at December 31, 1996 and 1995) with a maturity date of April 2004. The interest paid by the senior executive to the Company in 1996, 1995 and 1994 pursuant to the terms of these notes was approximately $70,000 in each year.

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

The total carrying value of the Preferred Stock (applicable to those shares outstanding at each respective year end) increased by $1,112,000, $1,470,000 and $926,000 in 1996, 1995 and 1994, respectively. The change in carrying value represents the change in aggregate redemption value during those periods. This change is referred to as "Additional Capital Applicable to Redeemable Preferred Stock" in the respective Certificates.

H. COMMON STOCK

The Company has authorized and outstanding two classes of common stock, Common Stock and Class B Common Stock, each having a $1 par value per share. The Class B Common Stock has the same dividend and liquidation rights as the Common Stock, and a holder of each share of Class B Common Stock is entitled to ten votes on all matters submitted to stockholders. The shares of Class B Common Stock are restricted as to transferability and upon transfer, except to specified limited classes of transferees, will convert into shares of Common Stock which have one vote per share. The Class B Common Stock will automatically convert to Common Stock on April 3, 2006.

I. RESTRICTED STOCK AND STOCK OPTION PLANS

The Company's 1994 Stock Incentive Plan ("Stock Incentive Plan") is the Company's active restricted stock and stock option plan. The Stock Incentive Plan replaced the Restricted Stock Plan, the Executive Growth Plan, the Incentive Stock Option Plan and the Nonqualified Stock Option Plan (collectively, the "Prior Plans"), and any shares available for granting of awards under the Prior Plans are no longer available for such awards. Options granted pursuant to the Prior Plans remain outstanding and in full force, and shares reserved thereunder remain so for such purposes.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

I. RESTRICTED STOCK AND STOCK OPTION PLANS (CONTINUED)

STOCK INCENTIVE PLAN

Under the Stock Incentive Plan, awards in the form of incentive or nonqualified stock options or restricted stock are available to be granted through June 2003 to officers and other key employees. A maximum of 250,000 shares of Common Stock are available for grant under the Stock Incentive Plan and no employee can be granted stock options in excess of 75,000 shares or more than 75,000 shares of restricted stock. Stock options cannot be granted at a price less than 100% of the fair market value of the shares on the date of grant. A committee of the Board of Directors ("Committee") determines the terms and conditions under which the awards may be granted, vest or are exercisable. Options must be exercised within ten years of the date of grant. Shares of restricted stock may be sold to participants at a purchase price determined by the Committee (which may be less than fair market value per share). Under the Prior Plans, nonqualified and incentive stock options were granted to employees eligible to receive options at prices not less than 100% of the fair market value of the shares on the date of grant. Options must be exercised within ten years of grant and for only specified limited periods beyond termination of employment. There were 1,916 shares reserved for issuance under the Prior Plans at December 31, 1996.

NONQUALIFIED OPTIONS

Transactions involving nonqualified options under the Stock Incentive and Prior Plans were:

                                                  NUMBER       WEIGHTED AVERAGE
                                                OF SHARES       EXERCISE PRICE
                                               --------------------------------------
Outstanding, December 31, 1993                     37,366             $106
Granted                                             3,250              163
Exercised                                          (3,133)              96
Forfeited                                          (1,084)             107
                                               --------------------------------------
Outstanding, December 31, 1994                     36,399              112
Granted                                            84,174              151
Exercised                                         (21,965)              95
Forfeited                                            (284)             165
                                               --------------------------------------
Outstanding, December 31, 1995                     98,324              149
GRANTED                                            47,100              229
EXERCISED                                          (9,884)             130
FORFEITED                                             (66)             118
                                               ======================================
OUTSTANDING, DECEMBER 31, 1996                    135,474              178
                                               ======================================

           Grey Advertising Inc. and Consolidated Subsidiary Companies

I. RESTRICTED STOCK AND STOCK OPTION PLANS (CONTINUED)

There were 33,400, 23,283 and 27,973 options exercisable at December 31, 1996, 1995 and 1994, respectively. The weighted average fair value the of the options granted during 1996 and 1995 was $77 and $51, respectively.

The remaining weighted average contractual life of options outstanding as of December 31, 1996 and the weighted average exercise price for options exercisable at December 31, 1996 are as follows:

                                 OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
               -------------------------------------------------------   ---------------------------------
                                    WEIGHTED AVERAGE        WEIGHTED                          WEIGHTED
  RANGE OF        NUMBER OF       REMAINING CONTRACTUAL      AVERAGE         NUMBER OF         AVERAGE
  EXERCISE          SHARES                LIFE              EXERCISE           SHARES         EXERCISE
   PRICES        OUTSTANDING                                  PRICE         EXERCISABLE         PRICE
-------------------------------------------------------------------------------------------------------
  $131-142            1,200            3.2 years              $133                67           $141
   149-171           86,674            7.3 years               151            26,666            149
   188-196            7,600            9.0 years               195               -0-            -0-
       235           40,000            9.8 years               235             6,667            235
               ----------------------------------------------------------------------------------------

     Total          135,474                                                   33,400
               ========================================================================================


INCENTIVE STOCK OPTIONS

Transactions involving outstanding incentive stock options under the plans were:

                                                          NUMBER OF SHARES
                                              --------------------------------------
                                                    CLASS B                                   WEIGHTED
                                                     COMMON               COMMON              AVERAGE
                                                     STOCK                STOCK            EXERCISE PRICE
                                              ---------------------------------------------------------------
   Outstanding, December 31, 1993                        100                5,100                 $99
   Exercised                                            (100)                (100)                 99
                                              ---------------------------------------------------------------
   Outstanding, December 31, 1994                          0                5,000                  99
   Exercised                                               0               (3,570)                 99
                                              ---------------------------------------------------------------
   Outstanding, December 31, 1995                          0                1,430                  99
   EXERCISED                                               0                 (714)                 99
                                              ---------------------------------------------------------------
   OUTSTANDING, DECEMBER 31, 1996                          0                  716                  99
                                              ===============================================================

As of December 31, 1996, there were no incentive stock options which were exercisable. As of December 31, 1995 and 1994, options to acquire 714 and 2,856 shares of Common Stock were exercisable. All incentive stock options outstanding as of December 31, 1996 have a remaining contractual life of approximately one year.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

I. RESTRICTED STOCK AND STOCK OPTIONS PLANS (CONTINUED)

RESTRICTED STOCK

In 1994, the Company issued 1,750 shares of Restricted Stock at prices between $77.50 and $81.50 per share with restrictions as to transferability expiring after five years. No shares of Restricted Stock were issued in 1995. In 1996, 250 shares of Restricted Stock were issued at a price of $97.75 per share with restrictions as to transferability expiring after five years. During 1995, the restrictions lapsed on 5,000 shares of Common Stock. No restrictions lapsed in either 1996 or 1994.

Compensation to employees under the Stock Incentive and Prior Plans of $98,000 in 1996, $106,000 in 1995 and $238,000 in 1994, representing the unamortized excess of the market value of restricted stock over any cash consideration received, is carried as a reduction of Paid-In Additional Capital and is charged to income ($33,000 in 1996, $132,000 in 1995 and $116,000 in 1994) over the related required period of service of the respective employees.

PRO FORMA INFORMATION

Pro forma information regarding net income and earnings per share is required by Financial Accounting Standards Statement No. 123, Accounting for
Stock-Based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of the Statement. The approximate fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted average assumptions for the years 1996 and 1995, respectively; risk-free interest rates of 6.16% and 7.85%; dividend yields of 1.73% and 2.37%; volatility factors of the expected market price of the Company's Common Stock of
 .17 each year; and a weighted-average expected life for the options of 9.6 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

I. RESTRICTED STOCK AND STOCK OPTIONS PLANS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                       1996             1995
                                   -----------      -----------
Pro forma net income               $27,861,000      $22,493,000
Pro forma earnings per share:
     Primary                          $20.64           $16.26
     Fully Diluted                    $19.82           $15.62


The pro forma information for 1996 and 1995 is not necessarily indicative of future year calculations because options issued prior to 1995 have not been valued for purposes of the pro forma calculation.



J. COMPUTATION OF EARNINGS PER COMMON SHARE

The computation of earnings per common share is based on the weighted average number of common shares outstanding, including adjustments for the effect of the assumed exercise of dilutive stock options and shares issuable pursuant to the Company's Senior Management Incentive Plan (see Note L(1)) (1,295,441 in 1996, 1,295,182 in 1995, 1,285,605 in 1994) and, for fully diluted earnings per common share, the assumed conversion of the 8-1/2% Convertible Subordinated Debentures. Also, for the purpose of computing earnings per common share, the Company's net income (loss) is adjusted by dividends on the Preferred Stock and by the increase or decrease in redemption value of the Preferred Stock. Primary earnings per common share is computed as if stock options were exercised at the beginning of the period and the funds obtained thereby used to purchase common shares at the average market price during the period. In computing fully diluted earnings per common share, the market price at the close of the period or the average market price, whichever is higher, is used to determine the number of shares which are assumed to be repurchased.

The effects of the Preferred Stock dividend requirements and the change in redemption values amounted to $1.05, $1.31, and $0.88 per share in 1996, 1995 and 1994, respectively.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

K. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. At December 31, 1996 and 1995, the Company had deferred tax assets and deferred tax liabilities as follows:

                                                        DEFERRED TAX ASSETS (LIABILITIES)
                                                             1996               1995
                                                         ------------       ------------
Restructuring costs and related future tax benefits      $  1,373,000       $  1,642,000
Deferred compensation                                      23,056,000         15,250,000
Accrued expenses                                            2,613,000          2,658,000
Safe harbor lease and depreciation                         (3,415,000)        (5,134,000)
Tax on unremitted foreign earnings and other               (4,351,000)        (2,225,000)
                                                         ------------       ------------
Net deferred tax assets                                  $ 19,276,000       $ 12,191,000
                                                         ============       ============

Included in:
  Other current assets                                   $  4,426,000       $  3,665,000
  Intangibles and other assets                             14,850,000          8,526,000
                                                         ============       ============
                                                         $ 19,276,000       $ 12,191,000
                                                         ============       ============

The components of income of consolidated companies before taxes on income are as follows:

                  1996             1995               1994
             ------------------------------------------------
Domestic      $36,553,000      $26,704,000       $ 25,918,000
Foreign        29,140,000       27,623,000        (24,308,000)
             ------------------------------------------------
              $65,693,000      $54,327,000       $  1,610,000
             ================================================

Provisions (benefits) for Federal, foreign, state and local income taxes consisted of the following:

                          1996                           1995                            1994
               ----------------------------   ---------------------------   -------------------------------
                   CURRENT     DEFERRED         CURRENT        DEFERRED        CURRENT        DEFERRED
               --------------------------------------------------------------------------------------------
Federal        $ 16,285,000    $ (3,890,000)   $ 13,607,000   $(4,248,000)   $ 11,510,000    $(2,470,000)
Foreign          13,677,000        (280,000)     10,167,000     2,888,000       9,034,000     (1,197,000)
State and
   local          8,735,000      (2,915,000)      6,191,000    (1,639,000)      6,181,000     (1,437,000)
               --------------------------------------------------------------------------------------------
               $ 38,697,000    $ (7,085,000)   $ 29,965,000   $(2,999,000)   $ 26,725,000    $(5,104,000)
               ============================================================================================

           Grey Advertising Inc. and Consolidated Subsidiary Companies

K. INCOME TAXES (CONTINUED)

The effective tax rate varied from the statutory Federal income tax rate as follows:

                                                                           1996            1995            1994
                                                                       ------------------------------------------
       Statutory Federal tax rate                                          35.0%           35.0%           35.0%
       State and local income taxes, net of Federal income tax
          benefits                                                          5.8             5.4           191.5
       Difference in foreign tax rates                                      4.3             6.5           215.0
       Withholding tax on unremitted foreign earnings                       0.6             0.5            33.4
       Goodwill write-off                                                                                 868.3
       Adjustment of prior years' provisions                                                              (24.8)
       Other -- net                                                         2.4             2.2            24.5
                                                                       ------------------------------------------
                                                                           48.1%           49.6%        1,342.9%
                                                                       ==========================================


During the years 1996, 1995 and 1994, the Company made net income tax payments of $36,513,000, $21,368,000 and $19,005,000, respectively.

The tax benefit resulting from the difference between compensation expense deducted for tax purposes and compensation expense charged to income for restricted stock and nonqualified stock options is recorded as an increase to Paid-In Additional Capital.

L. RETIREMENT PLANS, DEFERRED COMPENSATION, EXECUTIVE OFFICER LOANS, LEASES AND CONTINGENCIES

1. The Company's Profit Sharing Plan is available to employees of the Company and qualifying subsidiaries meeting certain eligibility requirements.
     This plan provides for contributions by the Company at the discretion of the Board of Directors, subject to maximum limitations. The Company also maintains a noncontributory Employee Stock Ownership Plan covering eligible employees of the Company and specified, qualifying subsidiaries, under which the Company may make contributions (in stock or cash) to an Employee Stock Ownership Trust (ESOT) in amounts each year as determined at the discretion of the Board of Directors. The Company made only cash contributions to the ESOT in 1996, 1995 and 1994. The Company and the ESOT have certain rights to purchase shares from participants whose employment has terminated. In addition to the two plans noted above, various subsidiaries maintain separate profit sharing and retirement arrangements. Furthermore, the Company also provides additional retirement and deferred compensation benefits to certain officers and employees.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

L. RETIREMENT PLANS, DEFERRED COMPENSATION, EXECUTIVE OFFICER LOANS, LEASES AND CONTINGENCIES (CONTINUED)

     The Company maintains a Senior Management Incentive Plan in which deferred compensation is granted to senior executive or management employees deemed essential to the continued success of the Company. The Plan operates as an ongoing series of individual five year plans. The latest plan in the series commenced in 1993 and will end on December 31, 1997. At that date, participants with 5 years of participation in the current plan will vest in their awards. Those participants who commenced participation after 1993 will vest in their awards five years from the year of their initial participation. The amount recorded as an expense related to this plan amounted to $8,211,000, $6,873,000 and $5,434,000 in 1996, 1995 and 1994,
     respectively. Approximately $5,634,000, $5,223,000 and $4,215,300 of plan expense incurred in 1996, 1995 and 1994, respectively, will be payable in Common Stock in accordance with the terms of the plan. These awards converted, at the fair value of the Common Stock on the date of grant, into 22,424, 27,705 and 28,647 equivalent shares of Common Stock at December 31, 1996, 1995 and 1994, respectively, including an amount of shares for the dividends that would have been payable assuming awards were outstanding from the date of the grant. The future obligation to issue stock related to these stock awards has been reflected as an increase to Paid-In Additional Capital. At December 31, 1996, there were 95,543 shares which were payable in Common Stock pursuant to this plan.

     Expenses related to the foregoing plans and benefits aggregated $36,140,000 in 1996, $29,307,000 in 1995 and $24,211,000 in 1994.


     In 1995, the Company and its Chairman and Chief Executive Officer entered into an agreement extending the term of his employment agreement with the Company through December 31, 2002. This agreement further provides for the deferral of certain compensation otherwise payable to the Chairman and Chief Executive pursuant to his employment agreement and the payment of such deferred compensation into a trust, commonly referred to as a rabbi trust, established with United States Trust Company of New York. The purpose of the trust arrangement is to ensure the Company's ability to deduct compensation paid to the Chairman and Chief Executive Officer without the application of Section 162(m) of the Internal

           Grey Advertising Inc. and Consolidated Subsidiary Companies

L. RETIREMENT PLANS, DEFERRED COMPENSATION, EXECUTIVE OFFICER LOANS, LEASES AND CONTINGENCIES (CONTINUED)

     Revenue Code ("Section"). The Section, under certain circumstances, denies a tax deduction to an employer for certain compensation expenses in excess of $1,000,000 per year paid by a publicly-held corporation to certain of its executives. Amounts deferred and paid into the trust, as adjusted for the earnings and gains or losses on the trust assets, will be paid to the Chairman and Chief Executive Officer or to his estate, as the case may be, upon the expiration of his employment agreement, or the termination of his employment by reason of death or disability. At December 31, 1996 and 1995, the value of the trust was $5,648,000 and $2,496,000 respectively and is included in Other Assets and the Company's related deferred compensation obligation for the same amount is included in Other Liabilities.

2. Pursuant to an employment agreement, dated December 21, 1990, an executive officer of the Company borrowed $1,000,000 from the Company. One-fifth of the principal amount of the loan was forgiven by the Company each December 31, beginning with December 31, 1991, as the officer continued to be employed by the Company on those dates. In 1994, the executive officer entered into a new employment agreement. Pursuant to that agreement, the executive officer borrowed an additional $600,000 from the Company repayable at December 31, 1998, except that one-third of the principal amount of the loan is forgiven by the Company each December 31, beginning with December 31, 1996, provided that the officer continues to be employed by the Company on those dates. In 1996, 1995 and 1994, the Company has included in each year $200,000 of compensation expense, representing the amount of loan forgiven each year. As of December 31, 1996 and 1995, the remaining loan balance was $400,000 and $600,000, respectively, included in Other Assets.

     In addition, a second executive officer has outstanding loans with the Company totaling $875,000 and $375,000 as of December 31, 1996 and 1995, respectively, which are reflected in Other Assets. The first of these loans, granted in 1995, was for $50,000 and is forgivable contingent upon employment by the Company through 1998, while two other loans for $125,000 and $200,000 made in 1995 are repayable with accrued interest in December 1999 and May 1999, respectively. The loan for $125,000 is forgivable on December 31, 1999 provided that the executive officer is employed by the Company on that date. During 1996, the Company made two additional loans to this executive officer for $175,000 and $325,000 which are repayable with accrued interest in December 2003.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

L. RETIREMENT PLANS, DEFERRED COMPENSATION, EXECUTIVE OFFICER LOANS, LEASES AND CONTINGENCIES (CONTINUED)

     In connection with a 1992 exercise of the stock options, the Company received a cash payment of $67,000 and a note from the Chairman and Chief Executive Officer of the Company in the amount of $3,170,000, due in December 2001, at a fixed interest rate of 6.06%. In addition, and in accordance with the terms of the option agreement, the holder of the options issued to the Company a promissory note in the principal amount of $2,340,000 bearing interest at the rate of 6.06%, payable in December 2001, to settle his obligation to provide the Company with funds necessary to pay the required withholding taxes due upon the exercise of the options. A portion of the second note ($1,556,000) equal to the tax benefit received by the Company upon exercise and the full amount of the note for $3,170,000 are reflected in a separate component of stockholders' equity at December 31, 1996 and 1995. The interest paid to the Company by the holder pursuant to the terms of the two notes issued in connection with the option exercise was $334,000 in 1996, 1995 and 1994.

3. Rental expense amounted to approximately $41,104,000 in 1996, $36,445,000 in 1995 and $35,568,000 in 1994 which is net of sub-lease rental income of $66,000 in 1996, $129,000 in 1995 and $1,263,000 in 1994. Approximate
     minimum rental commitments, excluding escalations, under noncancellable operating leases are as follows:

                             OFFICE SPACE
                             --------------
     1997                     $  35,062,000
     1998                        33,450,000
     1999                        33,094,000
     2000                        26,726,000
     2001                        26,010,000
     Beyond 2001                 54,818,000
                             ==============
                              $ 209,160,000
                             ==============

4. The Company is not involved in any pending legal proceedings not covered by insurance or by adequate indemnification or which, if decided adversely, would have a material effect on the results of operations, liquidity or financial position of the Company.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

M. GOODWILL WRITE-OFF

In 1994, the Company wrote-off $39,944,000 of goodwill. The non-cash write-off related almost exclusively to international acquisitions made by the Company principally in the 1980's. The write-off was associated with 34 of the almost 100 investments for which the Company had unamortized goodwill. The portion of the write-off relating to advertising agencies was approximately $31,295,000 and $8,649,000 relates to public relations agencies. A significant amount of this write-off related to operations in the United Kingdom. The material portion of the goodwill write-off related to ten agencies acquired in the United Kingdom as part of a strategy to develop the Company's representation outside of the London market in the general advertising category and in specialized disciplines (such as retail advertising, promotional services and public relations). The unimpaired goodwill balances associated with the United Kingdom operations represented less than 10% of the Company's consolidated unamortized goodwill as of December 31, 1994. There were no write-offs in excess of normal amortization schedules in 1996 or 1995.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

N. INDUSTRY SEGMENT AND RELATED INFORMATION

Commissions and fees and operating profit by geographic area for the years ended December 31, 1996, 1995 and 1994, and related identifiable assets at December 31, 1996, 1995 and 1994 are summarized below (000s omitted):

                                            UNITED STATES                     WESTERN EUROPE                       OTHER
                                  --------------------------------- ----------------------------------- ----------------------------
                                     1996       1995       1994       1996       1995        1994       1996      1995       1994
                                  -------------------------------------------------------------------------------------------------
Commissions and fees               $338,496   $303,826   $277,411   $370,888   $337,726   $ 273,754    $56,114   $46,667   $ 42,152
                                  -------------------------------------------------------------------------------------------------

Operating profit (loss)            $ 26,174   $ 21,368   $ 22,767   $ 30,279   $ 27,212   $ (20,457)   $ 2,080   $ 1,660   $   (959)
                                  -------------------------------------------------------------------------------------------------

Other income-net

Income of consolidated companies
   before taxes on income


Identifiable assets                $549,160   $464,067   $390,547   $445,038   $406,757   $ 353,904    $77,473   $71,916   $ 69,130
                                  -------------------------------------------------------------------------------------------------

Investments in and advances to
   nonconsolidated affiliated
   companies

Total assets


                                                CONSOLIDATED
                                    -------------------------------------
                                            1996       1995       1994
                                    -------------------------------------
Commissions and fees                    $  765,498   $688,219   $593,317
                                   -------------------------------------

Operating profit (loss)                 $   58,533   $ 50,240   $  1,351


Other income-net                             7,160      4,087        259
                                   -------------------------------------
Income of consolidated companies
   before taxes on income               $   65,693   $ 54,327   $  1,610
                                   -------------------------------------

Identifiable assets                     $1,071,671   $942,740   $813,581


Investments in and advances to
   nonconsolidated affiliated               17,723     20,693     16,495
   companies
                                   -------------------------------------
Total assets                            $1,089,394   $963,433   $830,076
                                   -------------------------------------

Commissions and fees from one client amounted to 13.2%, 13.8% and 13.8% of the consolidated total in 1996, 1995 and 1994, respectively.

                                INDEX TO EXHIBITS

  Number Assigned to Exhibit
 (i.e. 601 of Regulation S-K)                 Description of Exhibits
 ----------------------------                 -----------------------

             3.01                Restated Certificate of Incorporation of Grey
                                 Advertising Inc. ("Grey"). (Incorporated herein by reference to Exhibit 3.01 to Grey's Current
                                 Report on Form 8-K, dated October 31, 1995, filed with the SEC pursuant to Section 13 of the 1934
                                 Act.)

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


  Number Assigned to Exhibit
 (i.e. 601 of Regulation S-K)                 Description of Exhibits
 ----------------------------                 -----------------------

             4.05 Extension Agreements dated as of July 29, 1996 between Grey and Edward H. Meyer relating to the extension of the maturity dates of the Convertible Debenture and related Promissory
                                 Note. (Incorporated herein by reference to Exhibit 4.01 and 4.02 to Grey's Quarterly
                                 Report on Form 10-Q for the quarter ended June
                                 30, 1996).

             9.01                Voting Trust Agreement, dated as of December 1,
                                 1989, among the several Beneficiaries, Grey and Edward H. Meyer as Voting Trustee. (Incorporated herein by reference to Exhibit 9.03 to Grey's
                                 Annual report on Form 10-K for the fiscal year ended December 31, 1989.)

             9.02 Amended and Restated Voting Trust Agreement, dated as of February 24, 1986, as amended and restated as of August 31, 1987 and again amended and restated as of March 21, 1994, among the several Beneficiaries where-under, Grey and
                                 Edward H. Meyer as Voting Trustee. (Incorporated herein by reference to Exhibit 9.04 to Grey's
                                 Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

            10.01 *              Employment Agreement, dated as of February 9,
                                 1984, between Grey and Edward H. Meyer ("Meyer
                                 Employment Agreement"). (Incorporated herein by reference to Exhibit 10.01 to Grey's Annual
                                 Report on Form 10-K for the fiscal year ended
                                 December 31, 1983.)

            10.02 *              Amendments Two through Seven to Meyer Employment
                                 Agreement. (Incorporated herein by reference to Exhibit 10.02 to Grey's Annual Report on Form
                                 10-K for the fiscal year ended December 31, 1985,
                                 Exhibit 10.03 to Grey's Annual Report on Form
                                 10-K for the fiscal year ended December 31, 1987,
                                 Exhibit 1 to Grey's Current Report on Form 8-K, dated May 9, 1988, filed with the SEC pursuant to
                                 Section 13 of the 1934 Act, Exhibit 2 to Grey's
                                 Current Report on Form 8-K, dated May 9, 1988, filed with the SEC pursuant to Section 13 of the 1934 Act. Exhibit I to Grey's Current Report on
                                 Form 8-K, dated June 9, 1989, filed with the SEC pursuant to Section 13 of the 1934 Act and
                                 Exhibit 10.07 to Grey's Annual Report on Form
                                 10-K for the fiscal year ended December 31, 1990 respectively.)


  Number Assigned to Exhibit
 (i.e. 601 of Regulation S-K)                 Description of Exhibits
 ----------------------------                 -----------------------
            10.03 *              Amendment and Extension Agreement, to Meyer
                                 Employment Agreement, dated March 22, 1995, by and
                                 between Grey and Edward H. Meyer. (Incorporated
                                 herein by reference to Exhibit 10.03 to Grey's
                                 Annual Report on Form 10-K for the fiscal year
                                 ended December 31, 1994.)

            10.04 *              Deferred Compensation Trust Agreement dated March
                                 22, 1995 ("Trust Agreement"), by and between Grey and United States Trust Company of New York.
                                 (Incorporated herein by reference to Exhibit
                                 10.04 to Grey's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

            10.05 *              First Amendment to Trust Agreement, dated as of
                                 February 26, 1996, by and between Grey and United
                                 States Trust Company of New York. (Incorporated herein by reference to Exhibit 10.05 to Grey's
                                 Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

            10.06 * Pension Agreement, dated as of May 9, 1988, between Grey and Edward H. Meyer. (Incorporated herein by reference to Exhibit 3 to Grey's
                                 Current Report on Form 8-K, dated May 9, 1988 filed with the SEC pursuant to Section 13 of the 1934 Act.)

            10.07 *              Employment Agreement, dated as of December 21,
                                 1990, by and between Grey and Stephen A. Novick.
                                 (Incorporated herein by reference to exhibit
                                 10.11 to Grey's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.)

            10.08 *              Amendment to Employment Agreement, dated as of
                                 April 26, 1994, by and between Grey and Stephen
                                 A. Novick. (Incorporated herein by reference to Exhibit 10.07 to Grey's Annual Report on Form
                                 10-K for the fiscal year ended December 31, 1994.)

            10.09 *              Employment Agreement, dated as of December 1,
                                 1992, by and between Grey and Robert L.
                                 Berenson. (Incorporated herein by reference to Exhibit 10.05 to Grey's Annual Report on Form
                                 10-K for the fiscal year ended December 31, 1992.)


  Number Assigned to Exhibit
 (i.e. 601 of Regulation S-K)                 Description of Exhibits
 ----------------------------                 -----------------------
            10.10 *              Employment Agreement, dated as of January 1,
                                 1993, by and between Grey and Barbara S.
                                 Feigin.  (Incorporated herein by reference to
                                 exhibit 10.06 to Grey's Annual Report on Form
                                 10-K for the fiscal year ended December 31,
                                 1993.)

            10.11 *              Grey Advertising Inc. Book Value Preferred Stock
                                 Plan, as amended. (Incorporated herein by reference to Exhibit 4.1 to Grey's Current
                                 Report on Form 8-K, dated June 14, 1983, filed with the SEC pursuant to Section 13 of the 1934
                                 Act.)

            10.12 *              Grey Advertising Inc. Amended and Restated
                                 Senior Executive Officer Pension Plan.
                                 (Incorporated herein by reference to Exhibit
                                 10.08 to Grey's Annual Report on Form 10-K for the fiscal year ended December 31, 1984.)

            10.13 *              Grey Advertising Inc. Amended and Restated 1993
                                 Senior Management Incentive Plan. (Incorporated herein by reference to Exhibit 10.01 to Grey's
                                 Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

            10.14 *              Stock Option Agreement, dated as   of October
                                 13, 1984, by and between Grey and Edward H.
                                 Meyer ("Meyer 1984 Option Agreement").
                                 (Incorporated herein by reference to Exhibit
                                 10.15 to Grey's Annual Report on Form 10-K for
                                 the fiscal year ended December 31, 1985.)

            10.15 * Extension Agreement, dated as of March 27, 1992, by and between Grey and Edward H. Meyer, relating to the Meyer 1984 Option Agreement.
                                 (Incorporated herein by reference to Exhibit
                                 10.13 to Grey's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)


  Number Assigned to Exhibit
 (i.e. 601 of Regulation S-K)                 Description of Exhibits
 ----------------------------                 -----------------------
            10.16 *              Amendment One to Meyer 1984 Option Agreement,
                                 dated as of December 29, 1992.  (Incorporated
                                 herein by reference to Exhibit 10.14 to Grey's
                                 Annual Report on Form 10-K for the fiscal year
                                 ended December 31, 1992.)

            10.17 * Notice of Exercise, dated December 29, 1992, from Edward H. Meyer to Grey pursuant to the Meyer 1984 Option Agreement. (Incorporated herein by reference to Exhibit 10.15 to Grey's
                                 Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

            10.18 *              Promissory Notes I and II, dated as of December
                                 29, 1992, from Edward H. Meyer to Grey,
                                 delivered pursuant to the Meyer 1984 Option
                                 Agreement. (Incorporated herein by reference to Exhibit 10.16 to Grey's Annual Report on Form
                                 10-K for the fiscal year ended December 31, 1992.)

            10.19 *              Stock Option Agreement, effective as of January
                                 5, 1995, by and between Grey and Edward H.
                                 Meyer. (Incorporated herein by reference to Exhibit 13 to Amendment No. 8 to the Statement on Schedule 13D, dated as of March 10, 1995, filed by Edward H. Meyer.)

            10.20*               Stock Option Agreement effective as of November
                                 26, 1996, by and between Grey and Edward H.
                                 Meyer. (Incorporated herein by reference to Exhibit 15 to Amendment No. 10 to the Statement on Schedule 13D, dated as of February 11, 1997, filed by Edward H. Meyer.)

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

            10.22 *              Grey Advertising Inc. Incentive Stock Option
                                 Plan, as amended and restated as of April 3, 1986. (Incorporated herein by reference to Exhibit 4.04 to Grey's Registration Statement on Form S-8 filed with the SEC pursuant to
                                 Section 6(a) of the '33 Act.)


  Number Assigned to Exhibit
 (i.e. 601 of Regulation S-K)                 Description of Exhibits
 ----------------------------                 -----------------------
            10.23 *              Grey Advertising Inc. 1987 Stock Option Plan.
                                 (Incorporated herein by reference to Exhibit
                                 10.24 to Grey's Annual Report on Form 10-K for
                                 the fiscal year ended December 31, 1988.)

            10.24 *              Grey Advertising Inc. amended and restated 1994
                                 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.02 Grey's Quarterly
                                 Report on Form 10-Q for the quarter ended
                                 September 30, 1996.

            10.25 * Note Agreement, dated as of January 19, 1993, by and between Grey and The Prudential Insurance
                                 Company of America. (Incorporated herein by reference to Exhibit 10.21 to Grey's Annual
                                 Report on Form 10-K for the fiscal year ended
                                 December 31, 1992.)

            10.26 * Bonuses - Grey has paid bonuses to certain of its executive officers (including those who are directors) and employees in prior years including 1993, and may do so in future years.
                                 Bonuses have been and may be in the form of cash, shares of stock or both although Grey presently does not have any plans to pay stock bonuses. Bonuses are not granted pursuant to any formal plan.

            10.27 * Director's Fees - It is the policy of Grey to pay each of its non-employee directors a fee of $4,500 per fiscal quarter and a fee of $3,000 for each meeting of the Board of Directors attended. This policy is not embodied in any written document.

            10.28 *              Deferred Compensation Agreement, dated December
                                 23, 1981, between Grey and Mark N. Kaplan, regarding deferral of payment of director's fees to which Mr. Kaplan may become entitled.
                                 (Incorporated herein by reference to Exhibit
                                 10.18 to Grey's Annual Report on Form 10-K for the fiscal year ended December 31, 1982.)


  Number Assigned to Exhibit
 (i.e. 601 of Regulation S-K)                 Description of Exhibits
 ----------------------------                 -----------------------
            10.29 *              On March 23, 1978, Grey's Board of Directors, at
                                 a meeting thereof held on such date, approved an
                                 arrangement whereby Grey is required to accrue
                                 for Edward H. Meyer, the difference between the
                                 amount contributed by Grey on behalf of Mr.
                                 Meyer under the Profit Sharing Plan and Grey's
                                 Employee Stock Ownership Plan, and the amount
                                 which would have been contributed to such plans
                                 on his behalf had such plans not contained
                                 maximum annual limitations on contributions and
                                 credits, as required by the Employee Retirement
                                 Income Security Act of 1974.  Such accrual is to
                                 be paid to Mr. Meyer as if it had been
                                 contributed to his account under the Profit
                                 Sharing Plan.  Such arrangement is not embodied
                                 in any written document.

             10.30 Lease, dated as of July 1, 1978, by and between Grey and William Kaufman and J. D. Weiler, regarding space at 777 Third Avenue, New York,
                                 New York ("Main Lease"). (Incorporated herein by reference to Exhibit 10.21 to Grey's Annual
                                 Report on Form 10-K for the fiscal year ended
                                 December 31, 1982.)

             10.31               First through Fourteenth Amendments to Main
                                 Lease (Incorporated herein by reference to Exhibits 10.22, 10.23, 10.24, 10.25, 10.26,
                                 10.27, 10.28 and 10.29 to Grey's Annual Report on Form 10-K for the fiscal year ended December
                                 31, 1982, Exhibit 10.30 to Grey's Annual Report on Form 10-K for the fiscal year ended December
                                 31, 1983, Exhibits 10.33 and 10.34 to Grey's
                                 Annual Report on Form 10-K for the fiscal year ended December 31, 1984, Exhibits 10.35 and
                                 10.36 to Grey's Annual Report on Form 10-K for the fiscal year ended December 31, 1985, and
                                 Exhibit 10.36 to Grey's Annual Report on Form
                                 10-K for the fiscal year ended December 31, 1986, respectively.)

             11.01 Statement re: Computation of Net Income (Loss) per Share

             21.01               Subsidiaries of Grey

             24.01               Consent of Independent Auditors

             27.01               Financial Data Schedule


  Number Assigned to Exhibit
 (i.e. 601 of Regulation S-K)                 Description of Exhibits
 ----------------------------                 -----------------------
                                 *Management contract or compensatory plan or
                                 arrangement identified in compliance with Item
                                 14(c) of the rules governing the preparation of
                                 this report.

         10K-Exhibits