Form 10-K405/A
period 1996-12-31
GREY ADVERTISING INC /DE/
filed 1997-04-29
CIK 43952

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

Yes  X    No

The aggregate market value of the voting stock held by non-affiliates of registrant was $194,248,241 as at March 1, 1997.

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

--------------------------------------------------------------------------------

 .      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the year ended December 31, 1996 on Form 10-K as set forth in the pages attached hereto:

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


                                             Grey Advertising Inc.
                                             ---------------------
                                                   (Registrant)



Dated: April 29, 1997                           By /s/ Steven G. Felsher
                                                   ---------------------
                                                Executive Vice President
                                                Secretary and Treasurer

Item 10.    Directors and Executive Officers of the Registrant ("Company").

            Set forth below is certain information concerning the Company's directors:

                                                              Term     No. of Shares of      Percent of
                                                             Office      Voting Stock        Votes Cast
                                                Director      Will           Owned           by Voting
     Name(a)       Age     Occupation(b)         Since       Expire      Beneficially(c)      Shares
     -------       ---     ------------         --------     ------      ---------------     ----------
Mark N. Kaplan ... 67     Partner, Skadden,       1973        1999            2,200(e)         -(f)
                          Arps, Slate,
                          Meagher & Flom,
                          law firm(d)

Edward H. Meyer... 70     Chairman of the         1961        1997          574,500(g)        70.75%
                          Board, President
                          and Chief
                          Executive Officer

Richard R. Shinn.. 79     Retired Chairman        1990        -(h)            1,000(i)         -(f)
                          of Metropolitan
                          Life Insurance
                          Company

John Shannon...... 60     President,              1991        1998            1,000            -(f)
                          Grey-International


         (a) There is no family relationship between any director and any other director or executive officer of the Company.

         (b) The positions of Messrs. Meyer and Shannon are with the Company, and each has served the Company for more than the past five years.

             Mr. Kaplan also serves on the boards of directors of American Biltrite Inc., Congoleum, Inc., Diagnostic/Retrieval Systems, Inc., MovieFone Inc., REFAC Technology Development Corporation and Volt Information Sciences, Inc.

             Mr. Meyer is also a director of Bowne & Co., Inc., Ethan Allen Interiors, Inc., Harman International Industries, Inc. and The May Department Stores Company. Mr. Meyer also serves as director or trustee of thirty-six mutual funds advised by Merrill Lynch Asset Management, Inc. or its wholly-owned subsidiary, Fund Asset Management, Inc.

             Mr. Shinn is also a director of Union Texas Petroleum, Inc.

         (c) Represents beneficial interests in shares of the Company's Common Stock, Class B Stock, and Series I, II and III Preferred Stock. Information is as of March 1, 1997.

         (d) Skadden, Arps, Slate, Meagher & Flom, a law firm in which Mr. Kaplan is a partner, has provided certain legal services to the Company in 1996 and 1997.

         (e) Mr. Kaplan owns 1,100 shares of each of Common Stock and Class B Stock.

         (f) Represents less than 1.0% of the votes entitled to be cast.

         (g) Mr. Meyer beneficially owns 105,953 shares of Common Stock and 110,053 shares of Class B Stock, as to which he, as the Voting Trustee under the Voting Trust Agreement (as hereinafter defined), exercises voting power, and 20,000 shares of the Series I Preferred Stock, and 5,000 shares of each of the Series II and of the Series III Preferred Stock, representing approximately 11.9%, 37.6%, 100%, 100% and 100% of each class, respectively. Also includes shares held pursuant to the Voting Trust Agreement, as to which Mr. Meyer, as the Voting Trustee, exercises voting power, and shares of Common Stock and Class B Stock held in the Company's Employee Stock Ownership Plan as to which Mr. Meyer exercises shared voting power by virtue of his membership on the committee charged with its administration. Also includes shares of Common Stock (2.9%) and Class B Stock (8.7%) issuable upon conversion of the Company's 8-1/2% Convertible Subordinated Debentures owned by Mr. Meyer after giving effect to the assumed conversion thereof and shares of Common Stock (5.2%) issuable upon exercise of currently exercisable stock options owned by Mr. Meyer after giving effect to the assumed exercise thereof. Does not include 7,500 shares of each of the Common Stock and the Class B
         Stock held in trust for Mr. Meyer's children, as to which Mr. Meyer, as the Voting Trustee under the Voting Trust Agreement, exercises voting power.

         (h) Mr. Shinn had been elected by the holder of the Series I Preferred Stock and serves until the election of his successor.

         (i) Mr. Shinn owns 1,000 shares of Common Stock.

         Information concerning the Company's executive officers is included in
Part I of this report.


Item 11.    Executive Compensation.

         The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of its Chief Executive Officer and each of the four other most highly compensated executive officers of the Company with respect to the three most recently completed fiscal years of the Company.

                          Annual Compensation                               Long Term Compensation
                          -------------------                               ----------------------
                                                                                                   All
Name and                                                             Rest.(1)    Stock             Other
Position                  Year         Salary(2)         Bonus(2)    Stock($)    Options(#)        Comp.(1)
--------                  ----         ---------         --------    ---------   -----------       ---------

Edward H.Meyer            1996        $2,300,000        $325,000        -0-        20,000        $1,519,957
Chairman,                 1995         2,058,333         591,667        -0-        40,000         1,278,954
President                 1994         1,725,000         400,833        -0-           -0-         1,058,160
and Chief
Executive Officer


Robert L. Berenson        1996        $  540,000        $240,000        -0-           -0-        $  339,466
President                 1995           485,000         200,000        -0-         5,000           310,838
Grey-N.Y                  1994           485,000         180,000        -0-           -0-           277,113


Barbara S. Feigin         1996        $  376,000        $160,000        -0-           -0-        $  188,843
Executive                 1995           376,000         150,000        -0-         2,000           181,085
Vice President            1994           342,250         130,000        -0-           -0-           175,989


Stephen A. Novick         1996        $  775,000        $125,000        -0-           -0-        $  419,345
Executive                 1995           737,500         125,000        -0-         3,500           385,439
Vice President            1994           667,500          95,000        -0-           -0-           400,638


John Shannon              1996        $  555,022        $240,000        -0-           -0-        $   51,498
President                 1995           476,500         201,500        -0-         2,000            49,889
Grey-International        1994           473,616         168,300        -0-           -0-            56,031


(1) All Other Compensation includes: (i) contributions of $14,650 in 1996, to the Company's qualified defined contribution plans on behalf of the named executives other than Mr. Shannon, who, as a United Kingdom resident, participated in local pension programs to which he contributed funds out of his salary compensation; (ii) amounts shown for Mr. Shannon represent deferred compensation pursuant to a subsidiary-sponsored program for United Kingdom executives; (iii) respective insurance premium expense coverage or reimbursement of $58,217, $16,232, $21,111 and $25,050 in 1996, for Messrs. Meyer,
         Berenson and Novick, and Ms. Feigin; (iv) accruals in the respective amounts of $215,000 for Mr. Meyer and $15,559 for Ms. Feigin in 1996, respectively, generally in respect of amounts which would have been allocated to Mr. Meyer's and Ms. Feigin's accounts under the Company's qualified defined contribution programs for such years but for certain limitations determined under the federal tax laws; (v) respective allocations under the Company's Senior Management Incentive Plan ("SMIP") in 1996, respectively, for Messrs. Berenson, Meyer and Novick, and Ms. Feigin of $208,584, 1,232,090, $183,584, and $133,584;
         and (vi) $100,000, and $200,000 respectively of loan forgiveness in 1996 in respect of Messrs. Berenson's and Novick's indebtedness to the Company.

(2) Includes amounts paid into a deferred compensation trust on Mr. Meyer's behalf in 1996. (See "Employment Agreement and Transactions.")


AGGREGATE OPTIONS EXERCISED IN 1996 AND STOCK OPTION VALUES AS AT DECEMBER 31, 1996(1)

                                                                           Value of
                                                      Number of            Unexercised
                                                      Unexercised          In-the-Money
                                                      Options at           Options at
                                                      December 31, 1996    December 31, 1996
                         Shares
                         Acquired      Value          Exercisable/         Exercisable/
      Name               On Exercise   Realized(2)    Unexercisable        Unexercisable
      ----               -----------   -----------    -------------        -------------

Edward H. Meyer              --             --        46,666/13,332        $2,492,147/$1,059,494

Robert L. Berenson           --             --              0/5,000          0/$258,100

Barbara S. Feigin            --             --              0/2,000          0/$103,240

Stephen A. Novick         5,000        467,500              0/3,500          0/$180,670

John Shannon                 --             --              0/2,000          0/$103,240


(1)   All options relate to shares of Common Stock.

(2) "Value Realized" represents the market price of the Common Stock on the date of exercise less the exercise price paid.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                           Grant Date
                                        Individual Grants                                   Value(2)
                 ----------------------------------------------------------------           --------

                   Number of          % of Total
                 Shares Under-     Options Granted      Exercise
                 lying Options      to Employees          Price                            Grant Date
Name                Granted           in 1996           ($/share)        Exp.Date          Present Value
----                -------           -------           ---------        --------          -------------

Edward H. Meyer    20,000(1)             50.0            $235.00          11/26/05           $1,589,400


(1) Options granted to acquire Common Stock at market price on the date of grant under the Grey Advertising Inc. 1994 Stock Incentive Plan. The options are exercisable at a rate of one-third per year beginning with the date of grant which is November 26, 1996.

(2) Amounts based on the modified Black-Scholes option pricing model with the following assumptions: exercise price equal to fair market value on the date of grant, nine year option term, interest rate of 6.22% and a dividend rate of 1.7%. There is no assurance that the value realized by an optionee will be at or near the value estimated by this pricing model. Should the stock price not rise above the option price, the optionee will realize no gain.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

         As of March 1, 1997, the Company had outstanding 890,021 shares of Common Stock and 292,907 shares of Class B Stock.

                                                       Amount of
                                                       Shares and
                                                       Nature of
                        Name and address               Beneficial
                        of Record or                   or Record         Percentage
Title of Class          Beneficial Owner               Ownership          of Class
--------------          ----------------               ---------          --------

Common Stock.....   Edward H. Meyer, a                  166,177(a)          18.7
                    Trustee under a Voting Trust
                    Agreement, dated as of
                    February  24, 1986, and as
                    subsequently amended
                    ("Voting Trust Agreement"),
                    among the Voting Trustee,
                    the Company and the
                    Beneficiaries of the
                    Voting Trust Agreement
                    777 Third Avenue
                    New York, New York 10017

                    Edward H. Meyer                     178,065(b)          20.0
                    777 Third Avenue
                    New York, New York 10017

                    The committee administering          50,136(c)           5.6
                    the Company's Employee Stock
                    Ownership Plan
                    777 Third Avenue
                    New York, New York 10017

                    Southeastern Asset Management, Inc.         62,711(d)                7.1
                    6075 Poplar Avenue, Suite 900
                    Memphis, Tennessee 38119

                    Tweedy Browne Company L.P.                  58,504(e)                6.6
                    52 Vanderbilt Avenue
                    New York, New York 10017

                    T. Rowe Price Associates, Inc.              54,565(f)                6.1
                    100 E. Pratt Street
                    Baltimore, Maryland 21202

                    All executive officers and                 294,748(g)               30.6
                       directors as a group

Class B Stock ......Edward H. Meyer, as Voting                 172,285(a)               58.8
                    Trustee under the Voting Trust
                    Agreement
                    777 Third Avenue
                    New York, New York  10017

                    Edward H. Meyer                            135,499(b)               46.3
                    777 Third Avenue
                    New York, New York 10017

                    The committee administering                 56,944(c)               19.4
                    the Company's Employee Stock
                    Ownership Plan
                    777 Third Avenue
                    New York, New York  10017

                    All executive officers and                 257,275(g)               80.8
                       directors as a group

Series I,
Series II
and Series III
Preferred Stock ....Edward H. Meyer                             30,000(h)              100.0
                    777 Third Avenue
                    New York, New York  10017


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

         (b) Includes shares of Common Stock and of Class B Stock, as the case may be, issuable upon conversion of the Company's 8-1/2% Convertible Subordinated Debentures owned by Mr. Meyer, and shares of Common Stock issuable upon exercise of stock options which are currently exercisable (after giving effect to the assumed conversion and exercise thereof) and Mr. Meyer's beneficial interest in shares of Common Stock and Class B Stock deposited by him pursuant to the Voting Trust Agreement as to which he retains investment power. Does not include shares of Common Stock (5.6% of such class) and Class B Stock (19.4%) held in the Company's Employee Stock Ownership Plan as to which Mr. Meyer exercises shared voting power by virtue of his membership on the committee charged with its administration. Does not include shares of Common Stock and Class B Stock held in trust for Mr. Meyer's children which have been deposited with the Voting Trust under the Voting Trust Agreement, or shares of Common Stock or of Class B Stock as to which Mr. Meyer exercises voting power by virtue of being the Voting Trustee under the Voting Trust Agreement.

         (c) The committee which administers the Company's Employee Stock Ownership Plan exercises voting power over shares held in such plan, and is comprised of Mr. Meyer and Steven G. Felsher.

         (d) Information based on the Company's understanding of publicly-filed material. Southeastern Asset Management, Inc., a registered investment advisor, which, together with a related entity, on behalf of its clients, has been a long-term investor in the Company, has sole or shared dispositive and voting power with respect to the shares listed, except with respect to 4,400 such shares as to which it exercises no voting authority.

         (e) Information based on the Company's understanding of publicly-filed material. Tweedy Browne Company L.P., a registered investment advisor, which together with related entities, on behalf of its clients, has been a long-term investor in the Company, has sole or shared dispositive and voting power with respect to the shares listed.

         (f) Information based on the Company's understanding of publicly-filed material. T. Rowe Price Associates, Inc., a registered investment advisor, which together with a related entity, on behalf of its clients, has been a long-term investor in the Company, has sole dispositive and voting power with respect to the shares listed.

         (g) Includes shares of Common Stock (5.6% of such class) and of Class B Stock (19.4%), as the case may be, as to which certain executive officers exercise shared voting power by virtue of their membership on the committee administering the Company's Employee Stock Ownership Plan. Includes shares of Common Stock and Class B Stock as to which the Voting Trustee (Mr. Meyer) under the Voting Trust Agreement exercises voting power. Includes shares of Common Stock and of Class B Stock issuable upon conversion of the Company's 8-1/2%

Convertible Subordinated Debentures owned by Mr. Meyer and shares of Common Stock issuable upon exercise of stock options which are exercisable by beneficiaries under the Voting Trust Agreement, who are obliged, under the terms of the Voting Trust Agreement, to deposit shares in the Voting Trust acquired subsequent to the execution of the Voting Trust Agreement, after giving effect to the assumed conversion and exercise thereof. Does not include shares of Common Stock issuable to beneficiaries under the Voting Trust Agreement upon exercise of stock options which are not presently exercisable.

         (h) Represents 20,000 of Series I Preferred Stock, and 5,000 shares of each of the Company's Series II and Series III Preferred Stock, of which classes Mr. Meyer owns 100% of the outstanding shares.


Item 13.    Certain Relationships and Related Transactions.

         Messrs. Meyer and Novick, and Ms. Feigin have employment agreements with the Company. The Company has an agreement with Mr. Berenson providing for his continued employment with the Company through December 31, 1999 at an annual salary of $540,000 per year. In addition, understandings with Mr. Berenson provided that the Company would advance him a compensatory loan in an amount not to exceed $500,000 to facilitate the purchase of a primary residence which would secure the loan. Such loan was to be repayable five years after it was made or upon termination of Mr. Berenson's employment with the Company under certain circumstances (with the Company having agreed to forgive 20% of the original amount thereof each December 31 on which Mr. Berenson was employed after the closing of the loan). During 1993, in lieu of making the loan to Mr. Berenson and forgiving it as contemplated, the Company assisted Mr. Berenson in securing a loan from a commercial bank by agreeing to amortize up to $100,000 per year for up to five years of the principal on the mortgage loan Mr. Berenson took from such bank. The Company's obligation to reimburse the bank is essentially parallel to the obligation it would have had to Mr. Berenson to forgive the loan the agreement with him contemplated being made to him and, therefore, it is considered the equivalent of a loan forgiveness. In addition, in early 1994, the Company loaned Mr. Berenson $50,000 which is forgivable by the Company assuming his continued employment through 1998. In 1995, the Company loaned Mr. Berenson $125,000 which is forgivable by the Company assuming Mr. Berenson's continued employment through 1999. During 1996, the Company loaned Mr. Berenson $700,000, $200,000 of which is to be repaid with accrued interest in May 1999 and $500,000 of which is to be repaid with accrued interest in December 2003.

         In 1984, the Company entered into an employment agreement, which has been amended subsequently, with Mr. Meyer, which provides for Mr. Meyer's employment with the Company through December 31, 2002. The agreement also provides for a minimum annual salary of $2,575,000 for Mr. Meyer's services as Chief Executive Officer. If the Company terminates Mr. Meyer's full-time employment as Chief Executive Officer without cause (as defined in the agreement), or if Mr. Meyer effects such termination due to a change of control of the Company or other good reason specified in the agreement, Mr. Meyer will receive $3,000,000 in consideration of his employment. The agreement further provides that the Company will defray premiums on life insurance policies on Mr. Meyer's life payable to a beneficiary designated by him; the Company paid $42,217 in premiums in respect of these policies in 1996. The employment agreement also provides that Mr. Meyer may, for a period subsequent to his termination of full-time employment as Chief Executive Officer, provide the Company with consulting services for compensation at the rate of $10,000 per month. If the Company terminates Mr. Meyer's full-time employment as Chief Executive Officer without cause, or if Mr. Meyer effects such termination due to a change in control of the Company or for other good reason, Mr. Meyer will receive a lump sum payment equal to his then current aggregate remuneration multiplied by the greater of the number of years remaining in the term of the employment agreement and the number three. In such event, Mr. Meyer will also have an option to sell to the Company each share of the Common Stock and the Class B Stock which he then owns at the per share market value of the Common Stock. Mr. Meyer's agreement also provides that, for the ten year period (subject to reduction or suspension in the event Mr. Meyer becomes disabled or is in breach of his agreement) following his termination of employment, the Company will, among other things, provide Mr. Meyer with an office, and related office staff and facilities, and the continued use of a car and driver. The Company has also agreed to reimburse Mr. Meyer for certain business expenses incurred by him following termination of his employment up to $100,000 per year during the first five years of such period and $50,000 per year during the remainder of such period, with such amounts being adjusted for increases in the consumer's price index until the date of termination of his employment. During such ten year period, Mr. Meyer has also been charged with the responsibility of overseeing a certain portion of the Company's charitable contributions and, thus, will see to the contribution to charities of $100,000 per year of the Company's funds during the first five years of the period and of $50,000 per year during the remainder of the period.

         In the context of the agreement extending the term of Mr. Meyer's employment agreement through the date hereinabove mentioned, the Company and Mr. Meyer also reached agreement providing for the deferral of certain compensation otherwise payable to him and the payment of such deferred compensation into a trust, commonly referred to as a rabbi trust, established with United States Trust Company of New York. The purpose of the trust arrangement is to enhance the Company's ability to deduct compensation paid to Mr. Meyer without the application of Section 162(m) of the Internal Revenue Code ("Section") at such times as the monies are paid to Mr. Meyer from the trust. The Section, under certain circumstances, denies a tax deduction to an employer for certain compensation expenses in excess of $1,000,000 per year paid by a publicly held corporation to certain of its executives. For 1996, all of cash compensation payable to Mr. Meyer in excess of $930,000 was deferred and paid into the trust. In 1997 and subsequent years, such compensation as shall be timely elected by Mr. Meyer shall be deferred and paid into the trust provided that no such election shall cause any compensation paid to Mr. Meyer to be non-deductible by reason of the Section. Amounts deferred and paid into the trust shall be paid to Mr. Meyer or to his estate, as the case may be, upon the expiration of Mr. Meyer's employment agreement, or the termination of his employment by reason of death or disability. For the purpose of the presentation of Mr. Meyer's compensation in the Summary Compensation Table hereinabove provided, the amounts deferred and paid into the trust are deemed having been paid to Mr. Meyer.

         In 1983, the Company sold and issued $3,025,000 principal amount of its 8-1/2% Convertible Subordinated Debentures, due December 10, 1996, to Mr. Meyer in consideration of a purchase price of equal amount, of which $25,000 was paid in cash and the remainder by delivery of Mr. Meyer's long-term 9% full recourse promissory note in the principal amount of $3,000,000. During 1996 the Company and Mr. Meyer amended the Debentures and related promissory note extending the maturity date of the Debentures to December 31, 2003 and the maturity date of thepromissory note to December 31, 2004. The Debentures are convertible at any time into one share of Common Stock and one share of Class B Stock, at a current conversion price of $118.88, subject to adjustment upon the occurrence of certain events. During 1992, Mr. Meyer exercised certain stock options which had been granted to him in 1984, and, in connection therewith pursuant to the stock option agreement, issued to the Company his promissory note in the amount of $3,169,690, representing the exercise price in excess of the par value of the shares issued on exercise, which amount was paid in cash, and his promissory note in the amount of $2,339,998, representing the amount of tax required to be withheld in connection with such option exercise. The promissory notes are each full recourse, mature on December 22, 2001 and bear interest at the rate of 6.06% per year. Mr. Meyer is also indebted to the Company in the aggregate amount of $762,950 pursuant to long-term 9%, full recourse promissory notes delivered to the Company in 1981, 1982 and 1983 as part payment for Mr. Meyer's purchase of shares of Series 1, 2 and Series 3 Preferred Stock (collectively, "Original Preferred Stock"). In 1994, the Company and Mr. Meyer entered into an Exchange Agreement pursuant to which Mr. Meyer exchanged the Original Preferred Stock for a like number of shares of new Preferred Stock, designated Series I Preferred Stock, Series II Preferred Stock and Series III Preferred Stock (collectively, the "New Preferred Stock"). The redemption date of the three series of new preferred stock is fixed at April 7, 2004 rather than on a date determined by reference to Mr. Meyer's termination of full-time employment with the Company. The terms of the New Preferred Stock also give Mr. Meyer or his estate, as the case may be, the option to require the Company to redeem his Preferred Stock for a period of 12 months following his (i) death,
(ii) permanent disability or permanent mental disability, (iii) termination of full-time employment for good reason or (iv) termination of full-time employment by the Company without cause.

         During 1994, the Company entered into an agreement with Mr. Novick pursuant to which his employment by the Company was continued at a minimum annual compensation of $825,000 per year. The agreement provides that, Mr. Novick shall remain employed with the Company through 1998, and that, during the term of his agreement, he shall have an annual allocation pursuant to the SMIP of not less than $150,000 and an annual bonus of not less than $75,000. The agreement also provided for the Company to lend to Mr. Novick $600,000 to acquire a new residence intended to be used, in part, for business entertaining. This loan is forgivable in three annual installments of $200,000 at the end of each of 1996, 1997 and 1998, provided Mr. Novick is still employed by the Company. During 1996 the Company forgave $200,000 of this loan.

         In 1993, the Company entered into an employment agreement with Ms. Feigin providing for her continued employment by the Company at least through December 31, 1997, at a minimum annual compensation of $400,000 per year. The agreement also provides that the Company will pay for certain life and disability insurance coverages for Ms. Feigin.

         If Mr. Meyer had been terminated effective December 31, 1996 under circumstances which would have resulted in payment of the special severance detailed in the foregoing description of his agreement, the amount then payable to him would have been $36,655,230. Other than pursuant to the loans described above in connection with Mr. Meyer's securities, and Messrs. Berenson's and Novick's arrangements, no executive named above is indebted to the Company for more than $60,000. Certain key employees of the Company, including the named executives and certain members of their immediate families ("Beneficiaries"), have entered into the Voting Trust Agreement, as amended in 1987 and 1994, pursuant to which the Beneficiaries have deposited the shares of Common Stock and Class B Stock owned by them into a voting trust. The Beneficiaries have also agreed to deposit into the voting trust shares of Common Stock or Class B Stock hereafter acquired by them. The trust was extended in 1994 and will continue until 2004. Mr. Meyer has been designated the sole Voting Trustee. Beneficiaries retain the sole authority to receive dividends and, in general, to dispose of their shares held in the voting trust. The Company has entered into indemnification agreements with each of the members of the Board of Directors providing, generally, for the fullest indemnification permitted by law.