Form 10-Q
period 1997-03-31
GREY ADVERTISING INC /DE/
filed 1997-05-14
CIK 43952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1997

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

Yes      X                        No
       -----                    -----
As of April 30, 1997, the total number of shares outstanding of Registrant's Common Stock, par value $1 per share ("Common Stock"), was 898,909 and of Registrant's Limited Duration Class B Common Stock, par value $1 per share ("Class B Common Stock"), was 285,969.

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

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   MARCH 31, 1997      DECEMBER 31, 1996
                                                                     (UNAUDITED)                (A)
                                                                   -------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                       $   69,702,000        $  112,485,000
   Marketable securities                                               35,480,000            28,688,000
   Accounts receivable                                                594,212,000           590,002,000
   Expenditures billable to clients                                    52,551,000            52,285,000
   Other current assets                                                55,991,000            52,982,000
                                                                   ------------------------------------
Total current assets                                                  807,936,000           836,442,000
Investments in and advances to nonconsolidated
   affiliated companies                                                18,516,000            17,723,000
Fixed assets-at cost, less accumulated depreciation of
   $106,245,000 and $104,811,000                                       79,141,000            78,223,000
Marketable securities                                                  58,605,000            67,419,000
Intangibles and other assets - including loans to executive
   officers of $5,822,000 in 1997 and 1996                             94,943,000            89,587,000
                                                                   ------------------------------------
Total assets                                                       $1,059,141,000        $1,089,349,000
                                                                   ====================================

     See accompanying notes to condensed consolidated financial statements.
      (A) The consolidated balance sheet has been derived from the audited financial statements at that date.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                                                                                  MARCH 31, 1997            DECEMBER 31, 1996
                                                                                     (UNAUDITED)                  (A)
                                                                                  -------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $  585,671,000            $  619,003,000
   Notes payable to banks                                                            106,335,000                86,004,000
   Accrued expenses and other                                                         98,229,000               107,368,000
   Income taxes payable                                                               15,256,000                20,224,000
                                                                                  -------------------------------------------
Total current liabilities                                                            805,491,000               832,599,000
Other liabilities, including deferred compensation of
   $29,766,000 and $28,738,000                                                        56,696,000                55,217,000
Long-term debt                                                                        33,025,000                33,025,000
Minority interest                                                                     10,515,000                10,533,000
Redeemable preferred stock - at redemption value; par value $1 per share;
   authorized 500,000 shares; issued
   and outstanding 32,000 shares in 1997 and 1996                                      9,798,000                10,098,000
Common stockholders' equity:
   Common Stock - par value $1 per share; authorized 10,000,000 shares; issued
     1,118,479 in 1997 and 1,110,918 in 1996                                           1,119,000                 1,111,000
   Limited Duration Class B Common Stock - par value $1 per share; authorized
     2,000,000 shares; issued 313,305 shares in 1997 and 320,866 shares in 1996          313,000                   321,000
   Paid-in additional capital                                                         43,422,000                42,814,000
   Retained earnings                                                                 148,416,000               144,789,000
   Cumulative translation adjustment                                                  (4,929,000)                2,579,000
   Unrealized loss on marketable securities                                           (1,866,000)                 (870,000)
   Loans to officer used to purchase Common Stock and
     Limited Duration Class B Common Stock                                            (4,726,000)               (4,726,000)
                                                                                  -------------------------------------------
                                                                                     181,749,000               186,018,000

   Less - cost of 222,297 and 222,810 shares of Common Stock and 26,759 and
     26,759 shares of Limited Duration Class B Common Stock held in treasury at
     March 31, 1997 and December 31, 1996, respectively                               38,133,000                38,096,000
                                                                                  -------------------------------------------
Total common stockholders' equity                                                    143,616,000               147,922,000
                                                                                  -------------------------------------------
Total liabilities and stockholders' equity                                        $1,059,141,000            $1,089,394,000
                                                                                  ===========================================

                See accompanying notes to condensed consolidated
        financial statements. (A) The consolidated balance sheet has been derived from the audited financial statements at that date.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                 FOR THE THREE MONTHS ENDED MARCH 31,
                                                     1997                  1996
                                                 -----------------------------------
Commissions and fees                             $ 188,748,000         $ 173,477,000
Expenses:
   Salaries and employee related expenses          122,086,000           113,953,000
   Office and general expenses                      58,019,000            50,493,000
                                                 -----------------------------------
                                                   180,105,000           164,446,000
                                                 -----------------------------------
                                                     8,643,000             9,031,000

Other income - net                                     939,000             4,839,000
                                                 -----------------------------------
Income of consolidated companies
   before taxes on income                            9,582,000            13,870,000
Provision for taxes on income                       (5,263,000)           (7,206,000)
                                                 -----------------------------------
Net income of consolidated companies                 4,319,000             6,664,000
Minority interest applicable to
    consolidated companies                            (369,000)           (1,169,000)
Equity in earnings of nonconsolidated
   affiliated companies                                625,000               768,000
                                                 -----------------------------------

Net income                                       $   4,575,000         $   6,263,000
                                                 ===================================

Weighted average number
    of common shares outstanding
         Primary                                     1,303,421             1,300,001
         Fully diluted                               1,352,500             1,354,692
Net income per common share
         Primary                                         $3.69                 $4.68
         Fully diluted                                   $3.58                 $4.51

Dividends per common share                               $1.00               $0.9375
                                                 ===================================

      See accompanying notes to condensed consolidated financial statements

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                 FOR THE THREE MONTHS ENDED MARCH 31,
                                                                      1997                1996
                                                                 ---------------------------------
OPERATING ACTIVITIES
Net income                                                       $  4,575,000         $  6,263,000
Adjustments to reconcile net income to net cash used in
   operating activities:
   Depreciation and amortization of fixed assets                    5,726,000            4,491,000
   Amortization of intangibles                                      1,326,000            1,212,000
   Deferred compensation                                            3,016,000            3,299,000
   Equity in earnings of nonconsolidated affiliated
     companies, net of dividends received of $-0- and $105,000      (625,000)            (663,000)
   Gains from the sale of a nonconsolidated affiliated
     company, a non-marketable investment security and
     marketable securities                                                              (4,000,000)
   Minority interest applicable to consolidated companies             369,000            1,169,000
   Amortization of restricted stock expense                            49,000               25,000
   Deferred income taxes                                           (1,775,000)          (1,500,000)
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                      (7,124,000)          15,690,000
   Decrease  in expenditures billable to clients                      427,000            2,936,000
   (Increase) decrease in other current assets                     (3,150,000)          10,955,000
   Increase in other assets                                        (2,022,000)            (132,000)
   Decrease in accounts payable                                   (32,473,000)         (72,600,000)
   Decrease in accrued expenses and other                          (9,193,000)          (1,422,000)
   (Decrease) increase in income taxes payable                     (4,675,000)           3,741,000
   Increase (decrease) in other liabilities                           474,000           (3,457,000)
                                                                 ---------------------------------
Net cash used in operating activities                             (45,075,000)         (33,993,000)

INVESTING ACTIVITIES
Purchases of fixed assets                                          (6,254,000)          (7,303,000)
Trust fund deposits                                                (1,051,000)            (737,000)
Proceeds from the sale of marketable securities                     7,320,000           76,506,000
Purchases of marketable securities                                 (6,277,000)         (89,567,000)
Proceeds from the sale of a nonconsolidated affiliated
    company and a non-marketable investment security                                     8,872,000
Increase in intangibles, primarily goodwill                        (2,948,000)          (4,255,000)
(Increase) decrease in investments and advances to
   nonconsolidated affiliated companies                              (168,000)           1,080,000
                                                                 ---------------------------------
Net cash used in investing activities                              (9,378,000)         (15,404,000)

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (CONTINUED)


                                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                                                 1997                  1996
                                                           -----------------------------------
FINANCING ACTIVITIES
Net proceeds from short-term borrowings                       15,777,000            15,451,000
Common shares acquired for treasury                              (56,000)             (982,000)
Cash dividends paid on Common Shares                          (1,183,000)           (1,115,000)
Cash dividends paid on Redeemable Preferred Stock                (64,000)              (60,000)
Issuance of Restricted Stock                                                            25,000
Proceeds from exercise of stock options                           71,000               139,000
                                                           -----------------------------------
Net cash provided by financing activities                     14,545,000            13,458,000
Effect of exchange rate changes on cash                       (2,875,000)             (230,000)
                                                           -----------------------------------
Decrease in cash and cash equivalents                        (42,783,000)          (36,169,000)
Cash and cash equivalents at beginning of period             112,485,000           134,313,000
                                                           -----------------------------------
Cash and cash equivalents at end of period                 $  69,702,000         $  98,144,000
                                                           ===================================

     See accompanying notes to condensed consolidated financial statements.

          GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. As permitted by the Securities and Exchange Commission, the accompanying unaudited Consolidated Financial Statements and Notes thereto have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

2. The financial statements as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included.

3. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

4. The computations of net income per common share for the three months ended March 31, 1997 and 1996 are based on the weighted average number of common shares outstanding, adjusted for the effect, if any, of the assumed exercise of dilutive stock options and of shares issuable pursuant to the Company's Senior Management Incentive Plan, and, for fully diluted net income per common share, the assumed conversion of the 8-1/2% Convertible Subordinated Debentures. Also, for the purpose of computing net income per common share for the three months ended March 31, 1997 and March 31, 1996, the Company's net income was adjusted by dividends on the Preferred Stock and also adjusted by the increase or decrease in the redemption value of Preferred Stock. Primary net income per common share is computed as if the stock options were exercised at the beginning of the period and the funds obtained thereby used to purchase Common Stock at the average market price during the period. In computing fully diluted net income per common share, the market price at the close of the period or the average market price, whichever was higher, was used to determine the number of shares which would be assumed to be repurchased. The market price for a share of Class B Common Stock, which is not publicly traded, is deemed to be equal to the market price of a share of Common Stock, into which a share of Class B Common Stock may be converted at the option of the holder, as of the date such valuation is made.

5. The provision for taxes on income is greater than the Federal statutory rate principally due to state and local income taxes and effective foreign tax rates in excess of the Federal statutory rate.

6. As of March 31, 1997 and December 31, 1996, the Company had outstanding 20,000 shares of Series I Preferred Stock, 5,000 shares each of its Series II and Series III Preferred Stock, and 2,000 shares of Series 1 Preferred Stock. The holder of the Series I, Series II and the Series III Preferred Stock is the Chairman and Chief Executive Officer of the Company, and the Series 1 Preferred Stock is held by a former employee. Each share of Preferred Stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock (subject to certain adjustments) upon redemption, less a fixed discount established upon the issuance of the Preferred Stock. The holders of each class of Preferred Stock are entitled to receive

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


     cumulative preferential dividends at the annual rate of $.25 per share, and to participate in dividends on one share of the Common Stock and one share of the Class B Common Stock to the extent such dividends exceed the per share preferential dividend. The redemption date for the Series I, Series II and Series III Preferred Stock is fixed at April 7, 2004. The terms of the Series I, Series II and Series III Preferred Stock also give the holder, his estate or legal representative, as the case may be, the option to require the Company to redeem his Preferred Stock for a period of 12 months following his (i) death, (ii) permanent disability or permanent mental disability, (iii) termination of full-time employment for good reason or (iv) termination of full-time employment by the Company without cause. The Company is obligated to redeem the Series 1 Preferred Stock following the attainment of age 65 by the holder thereof. In connection with the ownership of Series I, Series II and Series III Preferred Stock, the holder issued to the Company full recourse promissory notes (which are included in Other Assets in the accompanying condensed consolidated balance sheets).


7. In February 1997, the FASB issued Statement No. 128 ("SFAS 128") "Earnings Per Share." SFAS 128 is designed to improve the EPS information in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS on an international basis. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company has not yet assessed the impact that the new standard will have on either the computation of earnings per share amounts or related disclosures.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Income from commissions and fees increased 8.8% during the first quarter of 1997 when compared to the same period in 1996. Absent exchange rate fluctuations, gross income increased 10.4% in 1997 when compared to the same period in 1996. In the first quarters of 1997 and 1996, respectively, 46.4% and 44.0% of consolidated gross income was attributable to domestic operations and 53.6% and 56.0% to international operations. In the first quarter of 1997, gross income from domestic operations increased 14.6% versus the respective prior period, while gross income from international operations increased 4.3%, (7.2% absent exchange rate fluctuations) for the quarter. The increase in gross income primarily resulted from expanded activities from existing clients and the continued growth of the Company's general agency and specialized operations.

Salaries and employee related expenses increased 7.1% in 1997 when compared to the respective prior period. Office and general expenses increased 14.9% in 1997 versus the respective prior period. These changes, taken together, are generally in line with the increase in gross income.

Inflation did not have a material effect on revenue or expenses during 1997 or 1996.

Minority interest decreased by $800,000 in the first quarter of 1997 as compared to the respective prior period. The decrease is primarily due to changes in the level of profits of majority-owned companies.

Equity in earnings of nonconsolidated affiliated companies decreased by $143,000 in the first quarter of 1997 as compared to the respective prior period. The decrease is primarily due to changes in the level of profits of nonconsolidated affiliated companies.

The effective tax rate was 54.9% in the first quarter of 1997 versus 52.0% in the same period in 1996. Absent the non-recurring, non-operating gains recognized in the first quarter of 1996, the effective tax rate remained relatively constant in the periods. The actual effective tax rate was lower in 1996 because the non-recurring, non-operating gains were taxed at lower effective state income tax rates.

Other income decreased by $3,900,000 principally because the first quarter of 1996 included non-recurring, non-operating pre-tax income of almost $4,000,000, primarily related to gains on the sale of the Company's equity position in a nonconsolidated subsidiary and the liquidation of a non-marketable investment security.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

Net income was $4,575,000 in the first quarter of 1997 as compared to $6,263,000 in the respective prior period. Absent the non-recurring gains (after tax $2,120,000) recognized in the first quarter of 1996, net income was up 10.4%. Primary and fully diluted net income per common share for the first quarter of 1997 were $3.69 and $3.58, respectively, as compared to $4.68 and $4.51 in the comparable quarter in 1996. Absent the non-recurring gains recognized in the first quarter of 1996, primary and fully diluted earnings per common share were up 17.9% and 18.2%, respectively, over the first quarter of 1996. For purposes of computing primary net income per common share, the Company's net income is adjusted by (i) dividends paid on the Company's Preferred Stock and (ii) the change in redemption value of the Preferred Stock.


LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased by $1,398,000 from $3,843,000 at December 31, 1996 to $2,445,000 at March 31, 1997. Cash and cash equivalents decreased by $42,783,000 from $112,485,000 to $69,702,000. The decrease in cash and cash equivalents is largely attributable to the settlement of year-end payable balances which were higher at the end of 1996. Domestically, the Company has committed lines of credit totaling $51,000,000. These lines of credit were partially utilized during the three months ended March 31, 1997 and 1996 to secure obligations of selected foreign subsidiaries. There was $26,000,000 and $15,000,000 outstanding under these credit lines as of March 31, 1997 and 1996, respectively.

Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. There were $80,335,000 and $70,061,000 outstanding at March 31, 1997 and 1996, respectively.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES


Item 6. Exhibits and Reports on Form 8-K

             (a) Exhibits: Reference is made to the Index annexed hereto and made a part hereof.

             (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           GREY ADVERTISING INC.

                                                    (REGISTRANT)


DATE:  May 14, 1997                        By:/s/         Steven G. Felsher
                                              -----------------------------
                                           Steven G. Felsher
                                           Executive Vice President -
                                           Finance - Worldwide
                                           Secretary and Treasurer
                                           (Duly Authorized Officer)


DATE:  May 14, 1997                        By:/s/        William P. Garvey
                                              ----------------------------
                                           William P. Garvey
                                           Executive Vice President
                                           Chief Financial Officer -
                                           United States
                                           (Chief Accounting Officer)

                               INDEX TO EXHIBITS


                                                                              Page Number in
       Number Assigned to                                                  Sequential Numbering
     Exhibit (i.e. 601 of          Table of Item 601 Exhibits             System Where Exhibit
        Regulation S-K)             Description of Exhibits                    May Be Found
        ---------------             -----------------------                    ------------
              (11)                 Statement Re: Computation of
                                   Net Income per Common Share
                                   (unaudited)                                      (15)

              (27)                 Financial Data Schedule                          (16)