Form 10-Q
period 1997-06-30
GREY ADVERTISING INC /DE/
filed 1997-08-14
CIK 43952

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1997

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

Yes      X                        No

As of July 31, 1997, the total number of shares outstanding of Registrant's Common Stock, par value $1 per share ("Common Stock"), was 901,080 and of Registrant's Limited Duration Class B Common Stock, par value $1 per share ("Class B Common Stock"), was 283,767.

                              GREY ADVERTISING INC.


                      AND CONSOLIDATED SUBSIDIARY COMPANIES

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
Financial Statements:

        Condensed Consolidated Balance Sheets                                 3

        Condensed Consolidated Statements of Income                           5

        Condensed Consolidated Statements of Cash Flows                       6

        Notes to Condensed Consolidated Financial Statements                  8

Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  10

Other Information                                                            13

Signatures                                                                   14

Index to Exhibits                                                            15

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               JUNE 30, 1997            DECEMBER 31, 1996
                                                                                (UNAUDITED)                   (A)
                                                                           -----------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                   $   81,285,000             $  112,485,000
    Marketable securities                                                           36,637,000                 28,688,000
    Accounts receivable                                                            628,380,000                590,002,000
    Expenditures billable to clients                                                57,120,000                 52,285,000
    Other current assets                                                            55,663,000                 52,982,000
                                                                           -----------------------------------------------
Total current assets                                                               859,085,000                836,442,000

Investments in and advances to nonconsolidated
    affiliated companies                                                            19,755,000                 17,723,000
Fixed assets - at cost, less accumulated depreciation
    of $107,260,000 and $104,811,000                                                79,462,000                 78,223,000
Marketable securities                                                               55,343,000                 67,419,000
Intangible assets and other assets-including loans to
    officers of $5,822,000 in 1997 and 1996                                         99,849,000                 89,587,000
                                                                           -----------------------------------------------
Total assets                                                                    $1,113,494,000             $1,089,394,000
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

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED BALANCE SHEETS(CONTINUED)

                                                                                    JUNE 30, 1997           DECEMBER 31, 1996
                                                                                     (UNAUDITED)                 (A)
                                                                              -------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Accounts payable                                                                $  642,341,000            $  619,003,000
    Notes payable to banks                                                             102,996,000                86,004,000
    Accrued expenses and other                                                          98,751,000               107,368,000
    Income taxes payable                                                                14,651,000                20,224,000
   Current portion of long-term debt                                                    10,000,000
                                                                             --------------------------------------------------
Total current liabilities                                                              868,739,000               832,599,000

Other liabilities including - deferred compensation of
    $31,229,000 and $28,738,000                                                         52,321,000                55,217,000
Long-term debt                                                                          23,025,000                33,025,000
Minority interest                                                                       10,318,000                10,533,000
Redeemable preferred stock-at redemption value; par value $1 per share;
    authorized 500,000 shares; issued
    and outstanding 32,000 shares in 1997 and 1996                                      10,095,000                10,098,000

Common stockholders' equity:
    Common Stock-par value $1 per share; authorized
      10,000,000 shares; issued 1,121,256 in 1997 and
      1,110,918 in 1996                                                                  1,121,000                 1,111,000
    Limited Duration Class B Common Stock-par value $1 per share; authorized
      2,000,000 shares; issued
      310,528 shares in 1997 and 320,866 shares in 1996                                    311,000                   321,000
    Paid-in additional capital                                                          43,196,000                42,814,000
    Retained earnings                                                                  154,570,000               144,789,000
    Cumulative translation adjustment                                                   (6,700,000)                2,579,000
    Unrealized loss on marketable securities                                              (761,000)                 (870,000)
    Loans to officer used to purchase Common Stock
      and Limited Duration Class B Common Stock                                         (4,726,000)               (4,726,000)
                                                                             --------------------------------------------------
                                                                                       187,011,000               186,018,000

    Less-cost of 220,176 and 220,810 shares of Common
      Stock and 26,761 and 26,759 shares of Limited
      Duration Class B Common Stock held in treasury at
      June 30, 1997 and December 31, 1996, respectively                                 38,015,000                38,096,000
                                                                             --------------------------------------------------
Total common stockholders' equity                                                      148,996,000               147,922,000
                                                                             --------------------------------------------------
Total liabilities and stockholders' equity                                          $1,113,494,000            $1,089,394,000
                                                                             ==================================================

See accompanying notes to condensed consolidated financial statements.
(A) The consolidated balance sheet has been derived from the audited financial statements at that date.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                 FOR THE THREE MONTHS ENDED                   FOR THE SIX MONTHS ENDED
                                                          JUNE 30,                                    JUNE 30,
                                            -------------------------------------------------------------------------------------
                                                    1997                1996                  1997                 1996
                                            -------------------------------------------------------------------------------------
Commissions and fees                            $206,208,000        $186,533,000          $394,956,000          $360,010,000
Expenses:
 Salaries and employee related
    expenses                                     128,208,000         114,801,000           250,294,000           228,642,000
 Office and general expenses                      60,314,000          56,094,000           118,333,000           106,699,000
                                            ----------------------------------------------------------------------------------
                                                 188,522,000         170,895,000           368,627,000           335,341,000
                                            ----------------------------------------------------------------------------------
                                                  17,686,000          15,638,000            26,329,000            24,669,000

Other income                                         807,000             290,000             1,746,000             5,129,000
                                            ----------------------------------------------------------------------------------
Income of consolidated companies
 before taxes on income                           18,493,000          15,928,000            28,075,000            29,798,000
Provision for taxes on income                     (9,247,000)         (8,405,000)          (14,510,000)          (15,611,000)
                                            ----------------------------------------------------------------------------------
Net income of consolidated
 companies                                         9,246,000           7,523,000            13,565,000            14,187,000
Minority interest applicable to
 consolidated companies                           (2,072,000)           (858,000)           (2,441,000)           (2,027,000)
Equity in earnings of nonconsolidated
 affiliated companies                                526,000             142,000             1,151,000               910,000
                                            ----------------------------------------------------------------------------------

Net income                                      $  7,700,000        $  6,807,000          $ 12,275,000          $ 13,070,000
                                            ==================================================================================

Weighted average number
 of common shares outstanding
             Primary                             1,306,121           1,300,614               1,304,949           1,300,307
             Fully diluted                       1,372,491           1,351,072               1,371,319           1,352,962
 Net income per common share
             Primary                               $5.62               $5.04                   $9.31               $9.72
             Fully diluted                         $5.37               $4.88                   $8.91               $9.39

 Dividends per common share                        $1.00             $0.9375                   $2.00              $1.875
                                            ==================================================================================

     See accompanying notes to condensed consolidated financial statements.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          FOR THE SIX MONTHS ENDED JUNE 30,
                                                                           1997                       1996
                                                                  --------------------------------------------------
OPERATING ACTIVITIES
Net income                                                               $12,275,000               $13,070,000
 Adjustments to reconcile net income to net cash used in
   operating activities:
   Depreciation and amortization of fixed assets                          11,750,000                 8,948,000
   Amortization of intangibles                                             2,633,000                 2,505,000
   Deferred compensation                                                   7,324,000                 7,467,000
   Equity in earnings of nonconsolidated affiliated  companies,
     net of dividends received of $442,000 and $202,000                     (709,000)                 (708,000)
   Gains from the sale of a nonconsolidated affiliated
     company, a non-marketable investment security and
     marketable securities                                                                          (4,754,000)
   Minority interest applicable to consolidated companies                  2,441,000                 2,027,000
   Amortization of restricted stock expense                                   98,000                    50,000
   Deferred income taxes                                                  (3,550,000)               (3,000,000)
Changes in operating assets and liabilities:
   Increase in accounts receivable                                       (56,150,000)              (24,523,000)
   Increase in expenditures billable to clients                           (6,993,000)               (5,048,000)
   Increase in other current assets                                       (5,146,000)               (3,613,000)
   Increase in other assets                                               (4,009,000)               (2,867,000)
   Increase(decrease) in accounts payable                                 40,004,000               (31,020,000)
   (Decrease) increase in accrued expenses and other                     (10,225,000)                3,992,000
   Decrease in income taxes payable                                       (4,318,000)               (6,561,000)
   Decrease in other liabilities                                          (3,376,000)               (2,957,000)
                                                                  --------------------------------------------------
Net cash used in operating activities                                    (17,951,000)              (46,992,000)

INVESTING ACTIVITIES
Purchases of fixed assets                                                (14,868,000)              (12,324,000)
Trust fund deposits                                                       (1,692,000)               (1,303,000)
Proceeds from the sale of marketable securities                           14,484,000                83,158,000
Purchases of marketable securities                                       (10,243,000)             (101,457,000)
Proceeds from the sale of a nonconsolidated affiliated
  company and a non-marketable investment security                                                   8,947,000
Increase in intangibles, primarily goodwill                               (6,466,000)               (5,396,000)
(Increase) decrease in investments in and advances to
   nonconsolidated affiliated companies                                   (1,323,000)                  539,000
                                                                  --------------------------------------------------
Net cash used in investing activities                                    (20,108,000)              (27,836,000)

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)

                                                                            FOR THE SIX MONTHS ENDED JUNE 30,
                                                                             1997                       1996
                                                                   ----------------------------------------------------
FINANCING ACTIVITIES
Net proceeds from short-term borrowings                                   $  16,866,000             $  11,199,000
Common shares acquired for treasury                                            (218,000)               (1,000,000)
Cash dividends paid on Common Shares                                         (2,368,000)               (2,231,000)
Cash dividends paid on Redeemable Preferred Stock                              (128,000)                 (120,000)
Issuance of restricted stock                                                      3,000                    25,000
Proceeds from exercise of stock options                                          71,000                   253,000
                                                                   ----------------------------------------------------
Net cash provided by financing activities                                    14,226,000                 8,126,000
Effect of exchange rate changes on cash                                      (7,367,000)               (2,280,000)
                                                                   ----------------------------------------------------
Decrease in cash and cash equivalents                                       (31,200,000)              (68,982,000)
Cash and cash equivalents at beginning of period                            112,485,000               134,313,000
                                                                   ----------------------------------------------------
Cash and cash equivalents at end of period                                $  81,285,000             $  65,331,000
                                                                   ====================================================

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

2. The financial statements as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included.

3. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

4. The computations of net income per common share for the three and six month periods ended June 30, 1997 and 1996 are based on the weighted average number of common shares outstanding, adjusted for the effect, if any, of the assumed exercise of dilutive stock options and of shares payable in Common Stock pursuant to the Company's Senior Management Incentive Plan and, for fully diluted net income per common share, the assumed conversion of the Company's 8-1/2% Convertible Subordinated Debentures. Also, for the purpose of computing net income per common share for the three and six month periods ended June 30, 1997 and 1996, the Company's net income was reduced by dividends on the Preferred Stock and also adjusted by the change in the redemption value of Preferred Stock. Primary net income per common share is computed as if the stock options were exercised at the beginning of the period and as if the funds obtained thereby were used to purchase Common Stock at the average market price during the period. In computing fully diluted net income per common share, the market price at the close of the period or the average market price, whichever was higher, was used to determine the number of shares which would be assumed to be repurchased. The market price for a share of Class B Common Stock, which is not publicly traded, is deemed to be equal to the market price of a share of Common Stock, into which a share of Class B Common Stock may be converted at the option of the holder, as of the date such valuation is made.

5. The provision for taxes on income is greater than the Federal statutory rate principally due to state and local income taxes and effective foreign tax rates that are in excess of the Federal statutory rate.

                              GREY ADVERTISING INC.
                      AND CONSOLIDATED SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6. As of June 30, 1997 and December 31, 1996, the Company had outstanding 20,000 shares of Series I Preferred Stock, 5,000 shares each of its Series II and Series III Preferred Stock, and 2,000 shares of Series 1 Preferred Stock. The holder of the Series I, Series II and Series III Preferred Stock is the Chairman and Chief Executive Officer of the Company, and the Series 1 Preferred Stock is held by a former employee. Each share of Preferred Stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock (subject to certain adjustments), less a fixed discount established upon the issuance of the Preferred Stock. The holders of each class of Preferred Stock are entitled to receive cumulative preferential dividends at the annual rate of $0.25 per share, and to participate in dividends on one share of the Common Stock and one share of the Class B Common Stock to the extent such dividends exceed the per share preferential dividend. The redemption date for the Series I, Series II and Series III Preferred Stock is fixed at April 7, 2004. The terms of the Series I, Series II and Series III Preferred Stock also give the holder, his estate or legal representative, as the case may be, the option to require the Company to redeem his Preferred Stock for a period of 12 months following his (i) death, (ii) permanent disability or permanent mental disability,
     (iii) termination of full-time employment for good reason or (iv) termination of full-time employment by the Company without cause. The Company is obligated to redeem the Series 1 Preferred Stock following the attainment of age 65 by the holder thereof. In connection with the ownership of Series I, Series II and Series III Preferred Stock, the senior executive issued to the Company full recourse promissory notes (which are included in Other Assets in the accompanying condensed consolidated balance sheet).

7. In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128") "Earnings Per Share." SFAS 128 is designed to improve the EPS information in financial statements by simplifying the existing computational guidelines, revising disclosure requirements, and increasing the comparability of EPS on an international basis. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company has not yet assessed the impact that the new standard will have on either the computation of its earnings per share amounts or its related disclosures.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

RESULTS OF OPERATIONS

Income from commissions and fees increased 10.5% during the second quarter of 1997 and 9.7% during the six months ended June 30, 1997 when compared to the same periods in 1996. Absent exchange rate fluctuations, gross income increased 14.8% in the three months ended June 30, and 13.5% in the six months ended June 30, 1997 when compared to the same periods in 1996. In the second quarter of 1997 and 1996, respectively, 46.8% and 46.4% of consolidated gross income was attributable to domestic operations and 53.2% and 53.6% to international operations. In the second quarter of 1997 and the first six months of 1997, respectively, gross income from domestic operations increased 11.4% and 12.9% versus the respective prior periods. Gross income from international operations increased 9.8% for the second quarter, (17.7% absent exchange rate fluctuations) and 7.1% for the first six months of 1997 (14.1% absent exchange rate fluctuations) when compared to the same periods in 1996. The increase in gross income in both years primarily resulted from expanded activities from existing clients and the continued growth of the Company's general agency and specialized operations.

Salaries and employee related expenses increased 11.7% in the second quarter of 1997 and 9.5% for the first six months of 1997 when compared to the respective prior periods. Office and general expenses increased 7.5% and 10.9% for the three and six month periods ended June 30, 1997, respectively, versus the comparable prior periods. These changes are generally in line with the increases in gross income.

Inflation did not have a material effect on revenue or expenses during 1997 or 1996.

Minority interest applicable to consolidated companies increased by $1,214,000 in the second quarter of 1997 and by $414,000 for the first six months of 1997 as compared to the respective prior periods. These variances are primarily due to changes in the level of profits of majority-owned companies.

Equity in earnings of nonconsolidated affiliated companies increased by $384,000 in the second quarter of 1997 and by $241,000 for the first six months of 1997 as compared to the respective prior periods. These variances are primarily due to changes in the level of profits of nonconsolidated affiliated companies.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

The effective tax rate decreased to 50.0% in the second quarter of 1997 and 51.7% in the first six months of 1997 versus 52.8% and 52.4% in the same periods in 1996, respectively. These decreases are due in principal part to a decrease in effective foreign tax rates.


Net income increased by 13.1% in the three months ended June 30, 1997 and decreased 6.1% in the six months ended June 30, 1997 when compared to net income for the same periods in 1996. Primary net income per common share increased by 11.5% in the three month period ended June 30, 1997 and decreased 4.2% in the six month period ended June 30, 1997 versus the comparable periods in 1996. Fully diluted net income per common share increased by 10.0% for the three months ended June 30, 1997 and decreased 5.1% for the six months ended June 30, 1997 when compared to the same periods in 1996. The first quarter of 1996, however, was favorably affected by non-recurring, non-operating pre-tax income of almost $4,000,000 primarily related to gains on the sale of an equity position in a nonconsolidated subsidiary and the liquidation of a non-marketable investment security. Absent such one-time gains, net income was up 12.1%, and primary and fully diluted earnings per common share were up 14.0% and 12.6%, respectively, for the first six months of 1997. For purposes of computing primary net income per common share, the Company's net income is adjusted by (i) dividends paid on the Company's Preferred Stock and (ii) the change in redemption value of the Preferred Stock.


LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased by $13,497,000 from $3,843,000 at December 31, 1996 to $(9,654,000) at June 30, 1997. Cash and cash equivalents decreased by $31,200,000 from $112,485,000 to $81,285,000. The decrease in working capital is primarily attributable to the reclassification of a portion of long-term debt to current liabilities. The decrease in cash and cash equivalents is largely attributable to the timing of collections of accounts receivable and billing of expenses to clients versus payments to trade vendors. Domestically, the Company has committed lines of credit totaling $51,000,000. These lines of credit were partially utilized during the three and six months ended June 30, 1997 and 1996 to secure obligations of selected foreign subsidiaries. There was $26,000,000 and $15,000,000 outstanding under these credit lines as of June 30, 1997 and 1996, respectively.

Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. There were $76,996,000 and $63,683,000 outstanding at June 30, 1997 and 1996, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

-----------------------------------------------------

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

              (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.

                              GREY ADVERTISING INC.
                      AND CONSOLIDATED SUBSIDIARY COMPANIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             GREY ADVERTISING INC.

                                                 (REGISTRANT)


DATE:          August 14, 1997               By:/s/         Steven G. Felsher
                                                -----------------------------
                                             Steven G. Felsher
                                             Executive Vice President -
                                             Finance - Worldwide
                                             Secretary and Treasurer
                                             (Duly Authorized Officer)


DATE:          August 14, 1997               By:/s/        William P. Garvey
                                                ----------------------------
                                             William P. Garvey
                                             Executive Vice President
                                             Chief Financial Officer -
                                             United States
                                             (Chief Accounting Officer)

                                INDEX TO EXHIBITS

Number Assigned to Exhibit                                                 Page Number in Sequential
(i.e., Exhibit Table of Item 601     Table of Item 601 Exhibits            Numbering System Where
of Regulation S-K)                   Description of Exhibit                Exhibit May Be Found
------------------------------------------------------------------------------------------------------------

               (11)                  Statement Re: Computation of Net
                                     Income per Common Share (unaudited)
                                                                                         (16)

               (27)                  Financial Data Schedule                             (17)