Form 10-Q
period 1997-09-30
GREY ADVERTISING INC /DE/
filed 1997-11-14
CIK 43952

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1997

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

Yes      X                        No

As of October 31, 1997, the total number of shares outstanding of Registrant's Common Stock, par value $1 per share ("Common Stock"), was 903,815 and of Registrant's Limited Duration Class B Common Stock, par value $1 per share ("Class B Common Stock"), was 281,279.

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

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS





                                                              SEPTEMBER 30, 1997    December 31, 1996
                                                                  (UNAUDITED)               (A)
                                                                ------------------------------------
   ASSETS
   Current assets:
     Cash and cash equivalents                                  $   54,635,000        $  112,485,000
     Marketable securities                                          14,447,000            28,688,000
     Accounts receivable                                           659,340,000           590,002,000
     Expenditures billable to clients                               50,802,000            52,285,000
     Other current assets                                           59,504,000            52,982,000
                                                                ------------------------------------
   Total current assets                                            838,728,000           836,442,000

   Investments in and advances to nonconsolidated
     affiliated companies                                           19,874,000            17,723,000
   Fixed assets - at cost, less accumulated depreciation
     of $110,259,000 and $104,811,000                               81,209,000            78,223,000
   Marketable securities                                            56,035,000            67,419,000
   Intangible assets and other assets-including loans to
     executive officers of $5,822,000 in 1997 and 1996             105,383,000            89,587,000
                                                                ------------------------------------
   Total assets                                                 $1,101,229,000        $1,089,394,000
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

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED BALANCE SHEETS(CONTINUED)



                                                                            SEPTEMBER 30, 1997      DECEMBER 31, 1996
                                                                               (UNAUDITED)                   (A)
                                                                             ----------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                         $  680,841,000            $  619,003,000
    Notes payable to banks                                                       38,248,000                86,004,000
    Accrued expenses and other                                                  102,731,000               107,368,000
    Income taxes payable                                                         14,408,000                20,224,000
    Current portion of long-term debt                                            10,000,000
                                                                             ----------------------------------------
Total current liabilities                                                       846,228,000               832,599,000

Other liabilities including - deferred compensation of
    $33,290,000 and $28,738,000                                                  57,005,000                55,217,000
Long-term debt                                                                   23,025,000                33,025,000
Minority interest                                                                11,958,000                10,533,000
Redeemable preferred stock-at redemption value;
    par value $1 per share; authorized 500,000 shares;
    issued and outstanding 32,000 shares in 1997 and 1996                        10,222,000                10,098,000

Common stockholders' equity:
    Common Stock-par value $1 per share; authorized
      10,000,000 shares; issued 1,123,723 in 1997 and
      1,110,918 in 1996                                                           1,124,000                 1,111,000
    Limited Duration Class B Common Stock-par value
      $1 per share; authorized 2,000,000 shares; issued
      308,061 shares in 1997 and 320,866 shares in 1996                             308,000                   321,000
    Paid-in additional capital                                                   43,242,000                42,814,000
    Retained earnings                                                           158,996,000               144,789,000
    Cumulative translation adjustment                                            (7,889,000)                2,579,000
    Unrealized loss on marketable securities                                       (277,000)                 (870,000)
    Loans to officer used to purchase Common Stock
      and Limited Duration Class B Common Stock                                  (4,726,000)               (4,726,000)
                                                                             ----------------------------------------
                                                                                190,778,000               186,018,000

    Less-cost of 219,927 and 222,810 shares of Common
      Stock and 26,762 and 26,759 shares of Limited
      Duration Class B Common Stock held in treasury at
      September 30, 1997 and December 31, 1996, respectively                     37,987,000                38,096,000
                                                                             ----------------------------------------
Total common stockholders' equity                                               152,791,000               147,922,000
                                                                             ----------------------------------------
Total liabilities and stockholders' equity                                   $1,101,229,000            $1,089,394,000
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

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                              FOR THE THREE MONTHS ENDED        |         FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30,               |               SEPTEMBER 30,
                                            ------------------------------------|----------------------------------------
                                                1997               1996         |        1997                  1996
                                            ------------------------------------|----------------------------------------
                                                                                |
Commissions and fees                        $201,791,000        $182,487,000    |      $596,747,000          $542,497,000
Expenses:                                                                       |
 Salaries and employee related                                                  |
    expenses                                 129,578,000         118,859,000    |       379,872,000           347,501,000
 Office and general expenses                  60,919,000          53,904,000    |       179,252,000           160,603,000
                                            ------------------------------------|----------------------------------------
                                             190,497,000         172,763,000    |       559,124,000           508,104,000
                                            ------------------------------------|----------------------------------------
                                              11,294,000           9,724,000    |        37,623,000            34,393,000
                                                                                |
Other income                                     843,000             529,000    |         2,589,000             5,658,000
                                            ------------------------------------|----------------------------------------
Income of consolidated companies                                                |
 before taxes on income                       12,137,000          10,253,000    |        40,212,000            40,051,000
Provision for taxes on income                 (6,055,000)         (5,050,000)   |       (20,565,000)          (20,661,000)
                                            ------------------------------------|----------------------------------------
Net income of consolidated                                                      |
 companies                                     6,082,000           5,203,000    |        19,647,000            19,390,000
Minority interest applicable to                                                 |
 consolidated companies                         (436,000)           (730,000)   |        (2,877,000)           (2,757,000)
Equity in earnings of nonconsolidated                                           |
 affiliated companies                            155,000             574,000    |         1,306,000             1,484,000
                                            ------------------------------------|----------------------------------------
                                                                                |
Net income                                    $5,801,000          $5,047,000    |       $18,076,000           $18,117,000
                                            ====================================|========================================
                                                                                |
Weighted average number                                                         |
 of common shares outstanding                                                   |
             Primary                           1,310,986           1,295,764    |         1,306,069             1,295,757
             Fully diluted                     1,370,921           1,351,004    |         1,370,147             1,351,465
 Net income per common share                                                    |
             Primary                             $4.28               $3.71      |           $13.60                $13.46
             Fully diluted                       $4.12               $3.58      |           $13.04                $12.98
                                                                                |
 Dividends per common share                      $1.00              $0.9375     |           $3.00                $2.8125
                                            =============================================================================

See accompanying notes to condensed consolidated financial statements.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                         FOR THE NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                        1997                  1996
                                                                    ----------------------------------
   OPERATING ACTIVITIES
   Net income                                                       $ 18,076,000         $  18,117,000
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization of fixed assets                   18,186,000            13,714,000
      Amortization of intangibles                                      4,036,000             3,948,000
      Deferred compensation                                           10,940,000            10,692,000
      Equity in earnings of nonconsolidated affiliated
        companies, net of dividends received of $259,000
        and $235,000                                                  (1,047,000)           (1,249,000)
      Gains from the sale of a nonconsolidated affiliated
        company, a non-marketable investment security
        and marketable securities                                                           (4,754,000)
      Minority interest applicable to consolidated
        companies                                                      2,877,000             2,757,000
      Amortization of restricted stock expense                           146,000                75,000
      Deferred income taxes                                           (5,325,000)           (4,500,000)
   Changes in operating assets and liabilities:
      Increase in accounts receivable                                (92,919,000)          (50,175,000)
      Increase in expenditures billable to clients                    (1,682,000)             (785,000)
      Increase in other current assets                                (9,515,000)          (10,583,000)
      Decrease (increase) in other assets                                359,000            (1,743,000)
      Increase (decrease) in accounts payable                         83,554,000            (4,834,000)
      Decrease in accrued expenses and other                          (7,556,000)           (2,707,000)
      Decrease in income taxes payable                                (4,228,000)           (3,597,000)
      Increase (decrease) in other liabilities                           824,000            (2,653,000)
                                                                    ----------------------------------
   Net cash provided by (used in) operating activities                16,726,000           (38,277,000)

   INVESTING ACTIVITIES
   Purchases of fixed assets                                         (23,875,000)          (19,133,000)
   Trust fund deposits                                                (2,334,000)           (1,868,000)
   Proceeds from the sale of marketable securities                    41,683,000            91,634,000
   Purchases of marketable securities                                (15,844,000)         (110,620,000
   Proceeds from the sale of a nonconsolidated affiliated
     company and a non-marketable investment security                                        8,947,000
   Increase in intangibles, primarily goodwill                       (14,514,000)           (7,002,000)
   (Increase) decrease in investments in and advances to
      nonconsolidated affiliated companies                            (1,104,000)              539,000
                                                                    ----------------------------------
   Net cash (used in) investing activities                           (15,988,000)          (37,503,000)

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)



                                                                  FOR THE NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                   1997                 1996
                                                              -----------------------------------
   FINANCING ACTIVITIES
   Net (repayments of) proceeds from short-term
      borrowings                                              $ (45,898,000)        $  18,234,000
   Common shares acquired for treasury                             (218,000)           (1,910,000)
   Cash dividends paid on Common Shares                          (3,553,000)           (3,346,000)
   Cash dividends paid on Redeemable Preferred Stock               (192,000)             (180,000)
   Issuance of restricted stock                                      26,000                25,000
   Proceeds from exercise of stock options                           71,000               300,000
                                                              -----------------------------------
   Net cash (used in) provided by financing activities          (49,764,000)           13,123,000
   Effect of exchange rate changes on cash                       (8,824,000)           (2,025,000)
                                                              -----------------------------------
   Decrease in cash and cash equivalents                        (57,850,000)          (64,682,000)
   Cash and cash equivalents at beginning of period             112,485,000           134,313,000
                                                              -----------------------------------
   Cash and cash equivalents at end of period                 $  54,635,000         $  69,631,000
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

2. The financial statements as of September 30, 1997 and for the three and nine month periods ended September 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included.

3. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

4. The computations of net income per common share for the three and nine month periods ended September 30, 1997 and 1996 are based on the weighted average number of common shares outstanding, adjusted for the effect, if any, of the assumed exercise of dilutive stock options and of shares payable in Common Stock pursuant to the Company's Senior Management Incentive Plan and, for fully diluted net income per common share, the assumed conversion of the Company's 8-1/2% Convertible Subordinated Debentures. Also, for the purpose of computing net income per common share for the three and nine month periods ended September 30, 1997 and 1996, the Company's net income was reduced by dividends on the Preferred Stock and also adjusted by the change in the redemption value of Preferred Stock. Primary net income per common share is computed as if the stock options were exercised at the beginning of the period and as if the funds obtained thereby were used to purchase Common Stock at the average market price during the period. In computing fully diluted net income per common share, the market price at the close of the period or the average market price, whichever was higher, was used to determine the number of shares which would be assumed to be repurchased. The market price for a share of Class B Common Stock, which is not publicly traded, is deemed to be equal to the market price of a share of Common Stock, into which a share of Class B Common Stock may be converted at the option of the holder, as of the date such valuation is made.

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

                              GREY ADVERTISING INC.
                      AND CONSOLIDATED SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


6. As of September 30, 1997 and December 31, 1996, the Company had outstanding 20,000 shares of Series I Preferred Stock, 5,000 shares each of its Series II and Series III Preferred Stock, and 2,000 shares of Series 1 Preferred Stock. The holder of the Series I, Series II and Series III Preferred Stock is the Chairman and Chief Executive Officer of the Company, and the Series 1 Preferred Stock is held by a former employee. Each share of Preferred Stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock (subject to certain adjustments), less a fixed discount established upon the issuance of the Preferred Stock. The holders of each class of Preferred Stock are entitled to receive cumulative preferential dividends at the annual rate of $0.25 per share, and to participate in dividends on one share of the Common Stock and one share of the Class B Common Stock to the extent such dividends exceed the per share preferential dividend. The redemption date for the Series I, Series II and Series III Preferred Stock is fixed at April 7, 2004. The terms of the Series I, Series II and Series III Preferred Stock also give the holder, his estate or legal representative, as the case may be, the option to require the Company to redeem his Preferred Stock for a period of 12 months following his (i) death, (ii) permanent disability or permanent mental disability,
     (iii) termination of full-time employment for good reason or (iv) termination of full-time employment by the Company without cause. The Company is obligated to redeem the Series 1 Preferred Stock following the attainment of age 65 by the holder thereof. In connection with the ownership of Series I, Series II and Series III Preferred Stock, the holder issued to the Company full recourse promissory notes (which are included in Other Assets in the accompanying condensed consolidated balance sheet).

7. In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128") "Earnings Per Share." SFAS 128 is designed to improve the earnings per share information in financial statements by simplifying the existing guidelines, revising disclosure requirements, and increasing the comparability of earnings per share calculations on a worldwide basis. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company does not anticipate that the new standard will have a material impact on either the computation of its earnings per share amounts or its related disclosures.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

RESULTS OF OPERATIONS

Income from commissions and fees increased 10.6% during the third quarter of 1997 and 10% during the nine months ended September 30, 1997 when compared to the same periods in 1996. Absent exchange rate fluctuations, gross income increased 15.8% in the three months ended September 30, and 14.3% in the nine months ended September 30, 1997 when compared to the same periods in 1996. In the third quarter of 1997 and 1996, respectively, 46.2% and 45.9% of consolidated gross income was attributable to domestic operations and 53.8% and 54.1% to international operations. In the third quarter of 1997 and the first nine months of 1997, respectively, gross income from domestic operations increased 11.2% and 11.3% versus the respective prior periods. Gross income from international operations increased 10.1% for the third quarter, (19.8% absent exchange rate fluctuations) and 8.9% for the first nine months of 1997 (16.9% absent exchange rate fluctuations) when compared to the same periods in 1996. The increase in gross income in both years primarily resulted from expanded activities from existing clients and the continued growth of the Company's general agency and specialized operations.

Salaries and employee related expenses increased 9% in the third quarter of 1997 and 9.3% for the first nine months of 1997 when compared to the respective prior periods. Office and general expenses increased 13% and 11.6% for the three and nine month periods ended September 30, 1997, respectively, versus the comparable prior periods. These changes are generally in line with the increases in gross income.

Inflation did not have a material effect on revenue or expenses during 1997 or 1996.

Minority interest applicable to consolidated companies decreased by $294,000 in the third quarter of 1997 and increased by $120,000 for the first nine months of 1997 as compared to the respective prior periods. These variances are primarily due to changes in the level of profits of majority-owned companies.

Equity in earnings of nonconsolidated affiliated companies decreased by $419,000 in the third quarter of 1997 and by $178,000 for the first nine months of 1997 as compared to the respective prior periods. These variances are primarily due to changes in the level of profits of nonconsolidated affiliated companies.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

The effective tax rate remained relatively constant at 49.9% in the third quarter of 1997 and 51.1% in the first nine months of 1997 versus 49.3% and 51.6% in the same periods in 1996, respectively.


Net income increased by 14.9% in the three months ended September 30, 1997 and decreased 0.2% in the nine months ended September 30, 1997 when compared to net income for the same periods in 1996. Primary net income per common share increased by 15.4% in the three month period ended September 30, 1997 and by 1% in the nine month period ended September 30, 1997 versus the comparable periods in 1996. Fully diluted net income per common share increased by 15.1% for the three months ended September 30, 1997 and 0.5% for the nine months ended September 30, 1997 when compared to the same periods in 1996. The first quarter of 1996, however, was favorably affected by non-recurring, non-operating pre-tax income of almost $4,000,000 primarily related to gains on the sale of an equity position in a nonconsolidated subsidiary and the liquidation of a non-marketable investment security. Absent such one-time gains, net income was up 13%, and primary and fully diluted earnings per common share were up 14.2% and 13.4%, respectively, for the first nine months of 1997. For purposes of computing primary net income per common share, the Company's net income is adjusted by (i) dividends paid on the Company's Preferred Stock and (ii) the change in redemption value of the Preferred Stock.


LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased by $11,343,000 from $3,843,000 at December 31, 1996 to $(7,500,000) at September 30, 1997. Cash and cash equivalents decreased by $57,850,000 from $112,485,000 to $54,635,000. The decrease in working capital is primarily attributable to the reclassification of a portion of long-term debt to current liabilities. The decrease in cash and cash equivalents is largely attributable to the repayment of short-term borrowings and the timing of collections of accounts receivable and billing of expenses to clients versus payments to trade vendors. Domestically, the Company has committed lines of credit totaling $51,000,000. These lines of credit were partially utilized during the three and nine months ended September 30, 1997 and 1996 to secure obligations of selected foreign subsidiaries. The lines of credit were not in use as of September 30, 1997. There was $25,000,000 outstanding under these credit lines as of September 30, 1996.

Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. There were $38,248,000 and $61,008,000 outstanding at September 30, 1997 and 1996, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

-----------------------------------------------

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

              (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                              GREY ADVERTISING INC.
                      AND CONSOLIDATED SUBSIDIARY COMPANIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               GREY ADVERTISING INC.

                                                            (REGISTRANT)


DATE:   November 14, 1997                      By:/s/         Steven G. Felsher
                                                  -----------------------------
                                               Steven G. Felsher
                                               Executive Vice President -
                                               Finance - Worldwide
                                               Secretary and Treasurer
                                               (Duly Authorized Officer)


DATE:   November 14, 1997                      By:/s/        William P. Garvey
                                                  ----------------------------
                                               William P. Garvey
                                               Executive Vice President
                                               Chief Financial Officer -
                                               United States
                                               (Chief Accounting Officer)

                                INDEX TO EXHIBITS


Number Assigned to Exhibit                                                           Page Number in Sequential
(i.e., Exhibit Table of Item           Table of Item 601 Exhibits                    Numbering System Where
601 of Regulation S-K)                 Description of Exhibit                        Exhibit May Be Found
--------------------------------------------------------------------------------------------------------------------
                (11)                   Statement Re: Computation
                                       of Net Income per Common
                                       Share (unaudited)

                (27)                   Financial Data Schedule