Form 10-K405
period 1997-12-31
GREY ADVERTISING INC /DE/
filed 1998-03-30
CIK 43952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-7898

                              GREY ADVERTISING INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Delaware                                    13-0802840
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

777 Third Avenue, New York, New York                       10017
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number,
   including area code:                                 212-546-2000
                                                     -----------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
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

Yes      X             No
    ----------            -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes      X             No
    ----------            -----------

The aggregate market value of the voting stock held by non-affiliates of the registrant was $265,719,042 as at March 1, 1998.

The registrant had 900,830 shares of its Common Stock, par value $1 per share, and 279,973 shares of its Limited Duration Class B Common Stock, par value $1 per share, outstanding as at March 1,1998.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual proxy statement to be furnished in connection with the registrant's 1998 annual meeting of stockholders are incorporated by reference into Part III.

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

                  The Company is not engaged in more than one industry segment, and no separate class of similar services contributed 10% or more of the Company's commissions and fees or net income during 1997, 1996 or 1995.

            The Company serves a diversified client roster in the apparel, automobile, beverage, chemical, communications, community service, computer, corporate, electrical appliance, entertainment, food product, home furnishing, houseware, healthcare, office product, packaged goods, publishing, restaurant, retailing, toy, travel and other sectors.

            Advertising is a highly competitive business in which agencies of all sizes and other providers of creative or media services strive to attract new clients or additional assignments from existing clients. Competition for new business, however, is restricted from time to time because large agencies (such as the Company) often are precluded from providing advertising services to products or services that may be viewed as being competitive with those of an existing client. Generally, since advertising agencies charge clients substantially equivalent rates for their services, competitive efforts principally focus on the skills of the competing agencies.

            Published reports indicate that there are over 500 advertising agencies of all sizes in the United States. According to a report published in 1997 (Advertising Age, a trade publication), the Company was the 7th largest United States advertising agency in terms of worldwide gross income.

            Approximately 66% of Grey's domestic gross income is from clients that have been with the Company since 1992. The agreements between the Company and most of its clients are generally terminable by either the Company or the client upon mutually agreed notice, as is the custom in the industry. Clients may also modify advertising budgets at any time and for any reason, and because the agency's compensation for many clients is determined on the basis of commission rates, shifts in advertising budgets may result in increased or reduced levels of revenue for the Company.

            During 1997, one client (The Procter & Gamble Company), which has been a client of the Company for more than forty years, represented more than 10% of the Company's consolidated income from commissions and fees. The loss of this client would be expected to have an adverse effect on the results of the Company. No other client represented more than 5% of the Company's total consolidated income from commissions and fees. The loss of any single client in past years has not had a long-term negative impact on the Company's financial condition or its competitive position.

            On December 31, 1997, the Company and its nonconsolidated affiliated companies employed approximately 9,900 persons, of whom eight are executive officers of Grey.

            As is generally the case in the advertising industry, the Company's business traditionally has been seasonal, with greater revenues generated in the second and fourth quarters of each year. This reflects, in large degree, the media placement patterns of the Company's clients.

            Advertising programs created by the Company and its nonconsolidated affiliated companies are placed principally in media distributed within the United States and internationally through its offices in the United States and more than 70 other countries. While the Company operates on a worldwide basis, for the purpose of presenting certain financial information in accordance with Generally Accepted Accounting Principles, its operations are deemed to be conducted in three geographic areas. Commissions and fees, and operating profit by each such geographic area for the years ended December 31, 1997, 1996 and 1995, and related identifiable assets at December 31 of each of the years, are summarized in Note M of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

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

            In connection with the provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company may include Forward Looking Statements (as defined in the Reform Act) in oral or written public statements issued by or on behalf of the Company. These Forward Looking Statements may include, among other things, plans, objectives, projections, anticipated future economic performance or assumptions and the like that are subject to risks and uncertainties. As such, actual results or outcomes may differ materially from those discussed in the Forward Looking Statements. Important factors which may cause actual results to differ include, but are not limited to, the following: the unanticipated loss of a material client or key personnel, delays or reductions in client budgets, shifts in industry rates of compensation, government compliance costs or litigation, unanticipated natural disasters, changes in the general economic conditions that affect interest rates and/or consumer spending both in the U.S. and the international markets in which the Company operates, unanticipated expenses, client preferences which can be affected by competition, the inability to implement upgrades for certain computer programs which are not year 2000 compliant and the ability to project risk factors which may vary. Certain of these factors are discussed in greater detail elsewhere herein.

                      Executive Officers of the Registrant
                      ------------------------------------

                               as of March 1, 1998
                               -------------------

                                                            Year First
                                                              Became
    Executive                                               Executive
   Officers (a)            Position              Age          Officer
   ------------            --------              ---          -------
Robert L. Berenson   President - Grey, N.Y.      58            1978
Barbara S. Feigin    Exec. Vice President        60            1983
Steven G. Felsher    Exec. Vice President
                     Finance - Worldwide,
                     Secretary & Treasurer       48            1989
William P. Garvey(b) Exec. Vice President,
                     Chief Financial Officer
                     - United States             60            1970
John A. Gerster      Exec. Vice President        50            1983
Edward H. Meyer      Chairman of the Board,
                     President & Chief
                     Executive Officer           71            1959
Stephen A. Novick    Exec. Vice President        57            1984
O. John C. Shannon   President - Grey Int'l.     61            1993

(a) All executive officers are elected annually by the Board of Directors of Grey. Each executive officer has been with Grey for a period greater than five years. There exists no family relationship between any of Grey's directors or executive officers and any other director or executive officer or person nominated or chosen to become a director or executive officer.

(b)  Retiring effective March 31, 1998

ITEM 2.       Properties.

              Substantially all offices of the Company are located in leased premises. The Company's principal office is at 777 Third Avenue, New York, New York, where it occupies approximately 400,000 square feet of space. The Company's lease covering this space expires at the end of 2009. The Company also has leases covering other offices, including New York, Los Angeles, Amsterdam, Brussels, Copenhagen, Dusseldorf, Hong Kong, London, Madrid, Melbourne, Milan, Paris, Stockholm and Toronto.

              The Company considers all space leased by it to be adequate for the operation of its business and does not foresee any significant difficulty in meeting its space requirements.

ITEM 3.       Legal Proceedings.

              In the Company's judgment, it is not involved in any material pending legal proceedings other than ordinary routine litigation incidental to the business of the Company.

ITEM 4.       Submission of Matters to a Vote of Security Holders.

              None

 PART II

 ITEM 5.    Market for the Registrant's Common Equity and Related
 Stockholder Matters.

              The Common Stock is traded on The NASDAQ Stock Market's National Market and listed on the NASDAQ Stock Market under the symbol GREY.

              As of March 1, 1998, there were 520 holders of record of the Common Stock and 297 holders of record of the Limited Duration Class B Common Stock.

              The following table sets forth certain information about dividends paid, and the bid prices on the NASDAQ Stock Market during the periods indicated with respect to the Common Stock:


                               Bid Prices*
                            Dollars per Share      Dividends
                            High         Low       Per Share
                            ----         ---       ---------
1996      First Quarter      223         190          .9375
          Second Quarter     233         219          .9375
          Third Quarter      240         204          .9375
          Fourth Quarter     251         230         1.0000

1997      First Quarter      278         253         1.0000
          Second Quarter     322         250         1.0000
          Third Quarter      341         292         1.0000
          Fourth Quarter     360         328         1.0000


* Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

ITEM 6.     Selected Financial Data.

                                    1997             1996             1995             1994              1993
                                    ----             ----             ----             ----              ----

Commissions and fees .....     $858,752,000     $765,498,000     $688,219,000     $593,317,000      $567,243,000
Expenses .................      793,832,000      706,965,000      637,979,000      552,022,000       526,455,000
Goodwill write-off (a) ...                                                          39,944,000
Income of consolidated
companies before taxes on
  income .................       69,291,000       65,693,000       54,327,000        1,610,000        42,705,000
Provision for taxes on
  income .................       33,719,000       31,612,000       26,966,000       21,621,000        22,487,000
Net income (loss) ........       30,451,000       28,602,000       23,438,000      (21,378,000)       17,681,000
Net income (loss) per
  common share (b)(c)
Basic ....................            25.03            22.98            18.19           (18.45)            13.96
Diluted ..................            21.89            20.45            16.32           (18.45)            13.14
Weighted average number
  of common shares
  outstanding(c)
Basic ....................        1,180,146        1,185,841        1,195,314        1,220,529         1,218,674
Diluted ..................        1,355,452        1,339,111        1,340,261        1,220,529         1,304,972
Working capital ..........       50,526,000        3,843,000        9,582,000       33,735,000        25,001,000
Total assets .............    1,199,987,000    1,089,394,000      963,433,000      830,076,000       820,633,000
Long-term debt ...........       78,025,000       33,025,000       33,025,000       33,025,000        33,025,000
Redeemable preferred stock
  at redemption
  value ..................       10,760,000       10,098,000        8,986,000        7,516,000         6,590,000
Common stockholders'
  equity .................      162,306,000      147,922,000      127,663,000      108,705,000       129,077,000
Cash dividend per share
  of Common Stock
  and Limited Duration
  Class B Common Stock ...             4.00           3.8125           3.5625           3.3125            3.1375

      (a) In 1994, the Company recorded a charge of $39,944,000, on both a pre-tax and after-tax basis, for a non-cash write-off which related almost exclusively to write-offs of goodwill.

      (b) After giving effect to amounts attributable to redeemable preferred stock and for diluted net income per common share (i) to the assumed exercise of dilutive stock options, (ii) to the shares issuable pursuant to the Company's Senior Management Incentive Plan and (iii) to the assumed conversion of 8 1/2% Convertible Subordinated Debentures.

      (c)   After restatement for adoption of FAS 128, Earnings Per Share.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

      Income from commissions and fees ("gross income") increased 12.2% in 1997 and 11.2% in 1996 as compared to the respective prior years. Absent exchange rate fluctuations, gross income increased 16.9% in 1997 and 11.6% in 1996. In 1997, 1996 and 1995, respectively, 44.5%, 44.2% and 44.1% of consolidated gross income was attributable to domestic operations and 55.5%, 55.8% and 55.9%, respectively, to international operations. In 1997, gross income from domestic operations increased 12.9% versus 1996 and was up 11.4% in 1996 versus 1995. Gross income from international operations increased 11.6% (20.0% absent exchange rate fluctuations) in 1997 when compared to 1996 and 11.1% (11.8% absent exchange rate fluctuations) in 1996 when compared to 1995. The increases in gross income in both years primarily resulted from expanded activities from existing clients, and the continued growth of the Company's general agency and specialized communications operations.

      Salaries and employee-related expenses increased 11.6% in 1997 and 9.8% in 1996 as compared to the respective prior years. Office and general expenses increased 13.6% in 1997 and 12.9% in 1996 versus respective prior years. The increases in expenses are generally in line with the increases in gross income in such years.

      Inflation did not have a material effect on revenue or expenses in 1997, 1996 or 1995.

      Other income decreased in 1997 by $2,789,000 and increased in 1996 by $3,073,000 as compared to the comparable prior periods. Both the 1997 decrease and the 1996 increase result primarily from a 1996 non-recurring, non-operating pre-tax income amount of approximately $4,000,000 primarily related to gains on the sale of the Company's equity position in a nonconsolidated subsidiary and the liquidation of a non-marketable investment security.

      The effective tax rate remained relatively constant at 48.7% in 1997 as compared to 48.1% in 1996. The tax rate in 1995 was 49.6%. The decrease in the effective tax rate in 1996 as compared to 1995 is due, in large part, to a lower effective foreign tax rate in 1996.

        Minority interest increased $80,000 in 1997 and $390,000 in 1996 as compared to the respective prior years. The changes in 1997 and in 1996 were primarily due to changes in the level of profits of majority-owned companies.

        Equity in earnings of nonconsolidated companies increased $438,000 in 1997 and decreased $1,166,000 in 1996 as compared to the respective prior years. These changes are due primarily to changes in the level of profits attributable to the nonconsolidated companies.

        The Company reported net income of $30,451,000 for 1997 as compared to $28,602,000 in 1996 and $23,438,000 in 1995. Diluted earnings per common share was $21.89 in 1997 as compared to $20.45 in 1996 and $16.32 in 1995. Absent non-recurring, non-operating pre-tax income recognized in 1996, net income for 1997 and 1996 was up 15.0% and 13.0%, respectively, and diluted earnings per common share was up 15.5% and 16.1% versus the respective prior periods.

        For purposes of computing basic earnings per common share, the Company's net income was adjusted by (i) dividends paid on the Company's preferred stock and (ii) by the change in redemption value of the Company's preferred stock. For the purposes of computing diluted earnings per common share, net income was also adjusted by the interest savings, net of tax, on the assumed conversion of the Company's 8.5% convertible subordinated debentures.

      The Company's results may be affected by currency exchange rate fluctuations given the Company's extensive non-United States operations. Generally, the foreign currency exchange risk is limited to net income because the Company's revenues and expenses, by country, are almost exclusively denominated in the local currency of each respective country with both revenue and expense items matched. Occasionally, the Company enters into foreign currency contracts for known cash flows related to repatriation of earnings from its international subsidiaries. The term of each such foreign currency contract entered into in 1997 was for less than three months. At December 31, 1997, there were no foreign currency contract transactions open. In addition, the Company had no derivative contracts outstanding at December 31, 1997 and did not enter into any derivative contracts during 1997.

      Some of the Company's older computer programs were written using a two digit year. As a result, those computer programs may be unable to process time-sensitive information beyond the year 2000. This situation, which is not uncommon, is frequently referred to as the Year 2000 Issue and can cause a temporary disruption of the ordinary course of business. The Company has completed an assessment of its computer programs and those of its third party software vendors and has undertaken what it believes to be the appropriate steps to modify or replace software as necessary. The Company anticipates having a significant portion of the modifications to existing software and conversions to new software be completed by December 31, 1998 and that the Year 2000 Issue should not pose significant operational problems for its computer network. The estimated cost of the project has been determined and is not expected to have a material adverse effect on the Company. The project is being funded through operating cash and is being expensed as incurred. The cost and time of completion are based on management's best estimates which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. There can, however, be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the timely receipt and installation of upgrades from third party software vendors, compliance of third party vendors with whom the Company interacts and similar circumstances.

LIQUIDITY AND CAPITAL RESOURCES

      The Company continues to be highly liquid by maintaining significant levels of cash, cash equivalents and investments in highly liquid marketable securities, a majority of which are United States government securities and corporate bonds. Cash and cash equivalents were $150,553,000 and $112,485,000 at December 31, 1997 and 1996, respectively, and the Company's investment in marketable securities was $72,741,000 and $96,107,000 at December 31, 1997 and 1996, respectively. The continued high level of liquidity reflects the Company's ongoing focus on its cash management process. Working capital increased by $46,683,000 from $3,843,000 at December 31, 1996 to $50,526,000 at December 31,
1997. The increase in working capital is largely attributable to the investment, in cash equivalents, of the net proceeds from the refinancing of a term loan.

      Domestically, the Company maintains committed bank lines of credit totaling $51,000,000. These lines of credit were partially utilized during both 1997 and 1996 to secure obligations of selected foreign subsidiaries in the amounts of $3,000,000 and $26,000,000 at December 31, 1997 and 1996,
respectively.

      Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. Amounts outstanding under such facilities at December 31, 1997 and 1996 were $19,455,000 and $60,004,000, respectively. The decrease in the borrowings is largely attributable to the Company's paydown of short-term borrowings in Europe.

      Historically, funds from operations and short-term bank borrowings have been sufficient to meet the Company's dividend, capital expenditure and working capital needs. The Company expects that such sources will be sufficient to meet its short-term cash requirements in the future. While the Company has not utilized long-term borrowing to fund its operating needs, in 1997 it refinanced its borrowings with the Prudential Insurance Company of America. Pursuant to the refinancing, the Company repaid the 7.68% $30,000,000 loan it had taken down in early 1993 and, in turn, borrowed $75,000,000 in December 1997. The new loan bears an interest at the rate of 6.94% and is repayable in three equal annual installments, commencing in December 2003. The Company does not anticipate any material increased requirement for capital or other expenditures which will adversely affect its liquidity.

      The Company's business generally has been seasonal with greater gross income earned in the second and fourth quarters, particularly the fourth quarter. As a result, cash, accounts receivable, accounts payable and accrued expenses are typically higher on the Company's year-end balance sheet than at the end of any of the preceding three quarters.

FASB STATEMENT 130

      In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt the new statement in the first quarter of 1998. The adoption of this standard is not expected to have any impact on the Company's Statements of Income , Balance Sheet or Cash Flows.

FASB STATEMENT 131

      In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosure About Segments of an Enterprise and Related Information ("FAS 131"). FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. FAS 131 is effective for fiscal years beginning after December 15, 1997. The Company will adopt the new statement in 1998. The adoption of this standard is not expected to have any impact on the Company's Statements of Income, Balance Sheet or Cash Flows.

ITEM 8.     Financial Statements and Supplementary Data.

     The information required by this Item is presented in this report beginning on Page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III.

ITEM 10.    Directors and Executive Officers of the Registrant.

      Information with respect to the directors of the Company is incorporated herein by reference to the Company's proxy statement ("Proxy Statement") to be sent to its stockholders in connection with its 1998 Annual Meeting, under the caption "Election of Directors". Information with respect to the Company's executive officers is set forth in Part I of this report.

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

              (b) Press Release issued by the Company on December 23, 1997.
                  (Incorporated herein by reference to Grey's report on Form 8-K dated and filed as of January 6, 1998.)

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

                                         GREY ADVERTISING INC.

                                         By: /s/ Edward H. Meyer
                                             --------------------
                                             Edward H. Meyer,
                                             Chairman, Chief Executive
                                             Officer & President

                                         Dated: March  30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the date indicated.


/s/ Mark N. Kaplan                       Dated: March  30, 1998
-----------------------------
Mark N. Kaplan, Director


/s/ Edward H. Meyer                      Dated: March  30, 1998
-----------------------------
Edward H. Meyer, Director;
 Principal Executive Officer


/s/ O. John C. Shannon                   Dated: March  30, 1998
-----------------------------
O. John C. Shannon, Director;
 President - Grey International


/s/ Richard R. Shinn                     Dated: March  30, 1998
-----------------------------
Richard R. Shinn, Director


/s/ Steven G. Felsher                    Dated: March  30, 1998
-----------------------------
Steven G. Felsher
 Principal Financial Officer


/s/ William P. Garvey                    Dated: March  30, 1998
-----------------------------
William P. Garvey,
 Principal Accounting Officer

                           Annual Report on Form 10-K

                  Item 8, Item 14(a)(1) and (2) and Item 14(d)

                   Financial Statements and Supplementary Data

                          List of Financial Statements

                          Year ended December 31, 1997

                              Grey Advertising Inc.

                               New York, New York

Form 10-K-Item 8, Item 14(a)(1) and (2)

Grey Advertising Inc. and Consolidated Subsidiary Companies

Index to Financial Statements

The following consolidated financial statements of Grey Advertising Inc. and consolidated subsidiary companies are included in Item 8:

  Report of Independent Auditors..................................  F- 2

  Consolidated Balance Sheets--December 31, 1997 and 1996.........  F- 3

  Consolidated Statements of Income--Years Ended
   December 31, 1997, 1996 and 1995...............................  F- 5

  Consolidated Statements of Common Stockholders' Equity--
   Years Ended December 31, 1997, 1996 and 1995...................  F- 6

  Consolidated Statements of Cash Flows--
   Years Ended December 31, 1997, 1996 and 1995...................  F- 8

  Notes to Consolidated Financial Statements--
   December 31, 1997..............................................  F- 10

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

                         Report of Independent Auditors

Board of Directors
Grey Advertising Inc.

We have audited the accompanying consolidated balance sheets of Grey Advertising Inc. and consolidated subsidiary companies as of December 31, 1997 and 1996, and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grey Advertising Inc. and consolidated subsidiary companies at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                          ERNST & YOUNG LLP
New York, New York
February 6, 1998

           Grey Advertising Inc. and Consolidated Subsidiary Companies

                           Consolidated Balance Sheets

                                                     December 31
                                                 1997            1996
                                           -------------------------------
Assets
Current assets:
  Cash and cash equivalents                $  150,553,000  $  112,485,000
  Marketable securities (Notes A and E)        15,401,000      28,688,000
  Accounts receivable                         647,524,000     590,002,000
  Expenditures billable to clients             54,687,000      52,285,000
  Other current assets (Note K)                56,225,000      52,982,000
                                           -------------------------------
Total current assets                          924,390,000     836,442,000

Investments in and advances to
nonconsolidated
  affiliated companies (Notes A and B)         18,386,000      17,723,000
Fixed assets-net (Note D)                      88,006,000      78,223,000
Marketable securities (Notes A and E)          57,340,000      67,419,000
Intangibles and other assets-including
  loans to executive officers of
  $5,572,000 in 1997 and $5,822,000 in
  1996 (Notes A, F, G, K  and L(2))           111,865,000      89,587,000
                                           -------------------------------
Total assets                               $1,199,987,000  $1,089,394,000
                                           ===============================

See notes to consolidated financial statements.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

                                                              December 31
                                                          1997           1996
                                                    --------------------------------
  Liabilities and stockholders' equity
  Current liabilities:
    Accounts payable                                $  709,959,000  $  619,003,000
    Notes payable to banks (Note F)                     22,455,000      86,004,000
    Accrued expenses and other                         122,269,000     107,368,000
    Income taxes payable                                19,181,000      20,224,000
                                                    --------------------------------
  Total current liabilities                            873,864,000     832,599,000

  Other liabilities-including deferred
    compensation of $36,481,000 in 1997 and
    $28,738,000 in 1996 (Note L(1))                     61,723,000      55,217,000
  Long-term debt (Note F)                               78,025,000      33,025,000
  Minority interest                                     13,309,000      10,533,000
  Redeemable preferred stock-at redemption value;
    par value $1 per share; authorized 500,000
    shares; issued and outstanding 32,000 shares in
    1997 and 1996 (Note G)                              10,760,000      10,098,000

  Common stockholders' equity:
    Common Stock-par value $1 per share;
     authorized 10,000,000 shares; issued
     1,124,324 in 1997 and 1,110,918 shares in 1996
     and 1,077,116 shares in 1994                        1,124,000       1,111,000
    Limited Duration Class B Common Stock-par value
     $1 per share; authorized 2,000,000 shares;
     issued 307,460 in 1997 and 320,866 shares in
     1996                                                  308,000         321,000
    Paid-in additional capital                          44,349,000      42,814,000
    Retained earnings                                  169,214,000     144,789,000
    Cumulative translation adjustment                   (9,422,000)      2,579,000
    Unrealized  gain (loss) on marketable
     securities
     (Notes A and E)                                       189,000        (870,000)
    Loans to officer used to purchase Common Stock
     and Limited Duration Class B Common Stock
     (Note L(2))                                        (4,726,000)     (4,726,000)
                                                    --------------------------------
                                                       201,036,000     186,018,000
    Less-cost of 222,098 and 222,810 shares of
     Common Stock and 26,762 and 26,759 shares
     of Limited Duration Class B Common Stock
     held in treasury at December 31, 1997 and
     1996, respectively                                 38,730,000      38,096,000
                                                    --------------------------------
  Total common stockholders' equity                    162,306,000     147,922,000
  Retirement plans, leases and contingencies
    (Note L)
                                                    ================================
  Total liabilities and stockholders' equity        $1,199,987,000  $1,089,394,000
                                                    ================================

See notes to consolidated financial statements.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

                        Consolidated Statements of Income

                                               Year ended December 31
                                        1997             1996           1995
                                   ---------------------------------------------
Commissions and fees                $858,752,000    $765,498,000   $688,219,000
Expenses:
  Salaries and employee related
   expenses (Note L(1))              529,863,000     474,686,000    432,311,000
  Office and general expenses
  (Note L(3))                        263,969,000     232,279,000    205,668,000
                                   ---------------------------------------------
                                     793,832,000     706,965,000    637,979,000
                                   ---------------------------------------------
                                      64,920,000     58,533,000      50,240,000
Other income-net (Note C)              4,371,000      7,160,000       4,087,000
                                   ---------------------------------------------
Income of consolidated companies
  before taxes on income              69,291,000     65,693,000      54,327,000
Provision for taxes on income
  (Note K)                            33,719,000     31,612,000      26,966,000
                                   ---------------------------------------------
Income of consolidated companies      35,572,000     34,081,000      27,361,000
Minority interest applicable to
  consolidated companies              (6,743,000)    (6,663,000)     (6,273,000)
Equity in earnings of
  nonconsolidated affiliated
  companies                            1,622,000      1,184,000       2,350,000
                                   ---------------------------------------------
Net income                          $ 30,451,000   $ 28,602,000    $ 23,438,000
                                   =============================================
Earnings per Common Share (Note J):
   Basic                                  $25.03         $22.98          $18.19
   Diluted                                $21.89         $20.45          $16.32

See notes to consolidated financial statements.

           Grey Advertising Inc. and Consolidated Subsidiary Companies
             Consolidated Statements of Common Stockholders' Equity
                  Years ended December 31, 1997, 1996 and 1995

                                                                                                                Common Stock
                                                                          Paid-In                             Held in Treasury
                                                            Common      Additional        Retained      ---------------------------
                                                             Stock        Capital         Earnings         Shares        Amount
                                                        ---------------------------------------------------------------------------
Balance at December 31, 1994                              $ 1,432,000   $ 31,895,000    $ 105,123,000     188,133    $ (22,799,000)
  Net Income                                                                               23,438,000
  Cash dividends-Common Shares $3.5625 per share                                           (4,333,000)
  Cash dividends-Redeemable Preferred Stock-$7.125 per
  share                                                                                      (228,000)
  Common Shares acquired-at cost                                                                           77,001      (14,434,000)
  Dividends Payable in Company Stock pursuant to Senior
    Management Incentive Plan (Note L)                                       185,000         (185,000)
  Increase in redemption value of Redeemable Preferred
   Stock (Note G)                                                                          (1,470,000)
  Restricted stock activity (Note I)                                         133,000
  Tax benefit from restricted stock (Note K)                                 164,000

  Common Shares issued upon exercise of stock options                       (287,000)                     (25,535)       2,733,000
  Tax benefit from exercise of stock options (Note K)                        959,000
  Senior Management Incentive Plan activity (Note L)                       4,849,000
  Translation adjustment
  Unrealized gain on marketable securities (Notes A
   and E)
                                                        ---------------------------------------------------------------------------
Balance at December 31, 1995                                1,432,000     37,898,000      122,345,000     239,599      (34,500,000)

  Net income                                                                               28,602,000

  Cash dividends-Common Shares-$3.8125 per share                                           (4,527,000)
  Cash dividends-Redeemable Preferred Stock-$7.625 per
  share                                                                                      (244,000)
  Common Shares acquired-at cost                                                                           20,818       (4,733,000)
  Dividends Payable in Company Stock pursuant to Senior
    Management Incentive Plan (Note L)                                       275,000         (275,000)
  Increase in redemption value of Redeemable Preferred
   Stock (Note G)                                                                          (1,112,000)
  Restricted stock activity (Note I)                                          43,000                         (250)          14,000
  Tax benefit from restricted stock (Note K)                                   3,000
  Common Shares issued upon exercise of stock options                        250,000                      (10,598)       1,123,000
  Tax benefit from exercise of stock options (Note K)                        483,000
  Senior Management Incentive Plan activity (Note L)                       3,862,000
  Translation adjustment
  Unrealized loss on marketable securities (Notes A
   and E)
                                                        ---------------------------------------------------------------------------
Balance at December 31, 1996                              $ 1,432,000   $ 42,814,000    $ 144,789,000     249,569    $ (38,096,000)

                                                               Other
                                                               Equity
                                                              Accounts            Total
                                                        ---------------------------------------
Balance at December 31, 1994                                $ (6,946,000)    $ 108,705,000
  Net Income                                                                    23,438,000
  Cash dividends-Common Shares $3.5625 per share                                (4,333,000)
  Cash dividends-Redeemable Preferred Stock-$7.125 per
  share                                                                           (228,000)
  Common Shares acquired-at cost                                               (14,434,000)
  Dividends Payable in Company Stock pursuant to Senior
    Management Incentive Plan (Note L)
  Increase in redemption value of Redeemable Preferred
   Stock (Note G)                                                               (1,470,000)
  Restricted stock activity (Note I)                                               133,000
  Tax benefit from restricted stock (Note K)                                       164,000

  Common Shares issued upon exercise of stock options                            2,446,000
  Tax benefit from exercise of stock options (Note K)                              959,000
  Senior Management Incentive Plan activity (Note L)                             4,849,000
  Translation adjustment                                       5,392,000         5,392,000
  Unrealized gain on marketable securities (Notes A
   and E)                                                      2,042,000         2,042,000
                                                        ---------------------------------------
Balance at December 31, 1995                                     488,000       127,663,000

  Net income                                                                    28,602,000

  Cash dividends-Common Shares-$3.8125 per share                                (4,527,000)
  Cash dividends-Redeemable Preferred Stock-$7.625 per
  share                                                                           (244,000)
  Common Shares acquired-at cost                                                (4,733,000)
  Dividends Payable in Company Stock pursuant to Senior
    Management Incentive Plan (Note L)
  Increase in redemption value of Redeemable Preferred
  Stock (Note G)                                                                (1,112,000)
  Restricted stock activity (Note I)                                                57,000
  Tax benefit from restricted stock (Note K)                                         3,000
  Common Shares issued upon exercise of stock options                            1,373,000
  Tax benefit from exercise of stock options (Note K)                              483,000
  Senior Management Incentive Plan activity (Note L)                             3,862,000
  Translation adjustment                                      (2,085,000)       (2,085,000)
  Unrealized loss on marketable securities (Notes A
  and E)                                                      (1,420,000)       (1,420,000)
                                                        ---------------------------------------
Balance at December 31, 1996                                $ (3,017,000)    $ 147,922,000

           Grey Advertising Inc. and Consolidated Subsidiary Companies
             Consolidated Statements of Common Stockholders' Equity
            Years ended December 31, 1997, 1996 and 1995 (continued)

                                                                                                               Common Stock
                                                                        Paid-In                             Held in Treasury
                                                           Common      Additional        Retained      ----------------------------
                                                            Stock       Capital          Earnings         Shares         Amount
                                                        ---------------------------------------------------------------------------
  Balance at December 31, 1996                           $ 1,432,000  $ 42,814,000    $ 144,789,000       249,569     $(38,096,000)

  Net income                                                                             30,451,000
  Cash dividends-Common Shares-$4.00 per share                                           (4,738,000)
  Cash dividends - Redeemable Preferred Stock $8.00
   per share                                                                               (256,000)
  Common Shares acquired-at cost                                                                            3,007         (962,000)
  Dividends Payable in Cash pursuant to Senior
    Management Incentive Plan (Note L)                                                     (370,000)
  Increase in redemption value of Redeemable Preferred
   Stock (Note G)                                                                          (662,000)
  Restricted stock activity (Note I)                                      (143,000)                        (3,000)         309,000
  Tax benefit from restricted stock  (Note K)                                8,000
  Common Shares issued upon exercise of stock options                       52,000                           (716)          19,000
  Senior Management Incentive Plan activity (Note L)                     1,618,000
  Translation adjustment
  Unrealized gain on marketable securities (Notes A
   and E)
                                                        ---------------------------------------------------------------------------
Balance at December 31, 1997                             $ 1,432,000  $ 44,349,000    $ 169,214,000       248,860     $(38,730,000)
                                                        ===========================================================================

                                                               Other
                                                               Equity
                                                              Accounts            Total
                                                        ---------------------------------------
  Balance at December 31, 1996                              $ (3,017,000)    $ 147,922,000

  Net income                                                                    30,451,000
  Cash dividends-Common Shares-$4.00 per share                                  (4,738,000)
  Cash dividends - Redeemable Preferred Stock $8.00
   per share                                                                      (256,000)
  Common Shares acquired-at cost                                                  (962,000)
  Dividends Payable in Cash pursuant to Senior
    Management Incentive Plan (Note L)                                            (370,000)
  Increase in redemption value of Redeemable Preferred
   Stock (Note G)                                                                 (662,000)
  Restricted stock activity (Note I)                                               166,000
  Tax benefit from restricted stock  (Note K)                                        8,000
  Common Shares issued upon exercise of stock options                               71,000
  Senior Management Incentive Plan activity (Note L)                             1,618,000
  Translation adjustment                                     (12,001,000)      (12,001,000)
  Unrealized gain on marketable securities (Notes A
   and E)                                                      1,059,000         1,059,000
                                                        ---------------------------------------
Balance at December 31, 1997                                $(13,959,000)    $ 162,306,000
                                                        =======================================

See notes to consolidated financial statements

           Grey Advertising Inc. and Consolidated Subsidiary Companies

                      Consolidated Statements of Cash Flows

                             Year ended December 31

                                                       1997             1996             1995
                                                  -----------------------------------------------
Operating activities
Net income                                        $  30,451,000    $  28,602,000    $  23,438,000
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Depreciation and amortization of fixed
     assets                                          25,866,000       22,880,000       17,388,000
   Amortization of intangibles                        6,160,000        4,976,000        4,146,000
   Deferred compensation                             14,002,000       16,217,000       15,162,000
   Equity in earnings of nonconsolidated
     affiliated companies, net of
     dividends received of $658,000,
     $441,000 and $483,000                             (964,000)        (743,000)      (1,867,000)
   Gains from the sale of marketable
     securities                                        (599,000)        (378,000)
   Gains from the sale of a
     nonconsolidated affiliated company
     and a non-marketable investment
     security                                                         (4,533,000)
   Minority interest applicable to
     consolidated companies                           6,743,000        6,663,000        6,273,000
   Amortization of restricted stock
     expense                                            140,000           33,000          133,000
   Deferred income taxes                             (7,366,000)      (7,085,000)      (2,999,000)

   Changes in operating assets and liabilities:
     Increase in accounts receivable                (89,556,000)    (103,252,000)     (79,612,000)
     Increase in expenditures billable to
      clients                                        (6,103,000)      (7,229,000)     (14,109,000)
     (Increase) decrease in other current
      assets                                         (5,314,000)      (4,782,000)       4,351,000
     (Increase) decrease in other assets               (652,000)      (2,741,000)       3,680,000
     Increase in accounts payable                   121,303,000       78,157,000       61,846,000
     Increase in accrued expenses and
      other                                          14,473,000        8,611,000        3,180,000
     Increase in income taxes payable                   480,000        2,419,000        2,431,000
     Increase (decrease) in other
      liabilities                                     1,380,000       (2,592,000)      (2,509,000)
                                                  -----------------------------------------------
Net cash provided by operating activities           110,444,000       35,223,000       40,932,000

Investing activities
Purchases of fixed assets                           (39,718,000)     (27,896,000)     (29,136,000)
Trust fund deposits                                  (2,974,000)      (2,833,000)      (2,426,000)
Increase in investments in and advances
  to non-consolidated affiliated companies           (1,142,000)        (320,000)      (1,686,000)
Purchases of marketable securities                  (25,038,000)    (129,491,000)     (68,500,000)
Proceeds from the sales of marketable
 securities                                          49,613,000      101,012,000       26,957,000
Proceeds from the sale of a
 nonconsolidated affiliated company
 and a non-marketable investment security                              8,568,000
Increase in intangibles, primarily
 goodwill                                           (19,912,000)     (13,103,000)      (6,183,000)
                                                  -----------------------------------------------
Net cash used in investing activities               (39,171,000)     (64,063,000)     (80,974,000)

           Grey Advertising Inc. and Consolidated Subsidiary Companies

                             Year ended December 31

                                                 1997             1996             1995
                                           -----------------------------------------------
Financing activities
Net (repayments of) proceeds from
  short-term borrowings                      (60,895,000)      18,180,000        4,834,000
Proceeds from term loan                       75,000,000
Repayment of term loan                       (30,000,000)
Common Shares acquired for treasury             (962,000)      (4,733,000)     (14,434,000)
Cash dividends paid on Common Shares          (4,738,000)      (4,527,000)      (4,333,000)
Cash dividends paid on Redeemable
 Preferred Stock                                (256,000)        (244,000)        (228,000)
Proceeds from the issuance of
  Restricted Stock                                27,000           24,000
Proceeds from exercise of stock options           71,000        1,373,000        2,446,000
Borrowings under life insurance policies         450,000          464,000       11,779,000
                                           -----------------------------------------------
Net cash (used in) provided by
  financing activities                       (21,303,000)      10,537,000           64,000
Effect of exchange rate changes on cash      (11,902,000)      (3,525,000)       4,214,000
                                           -----------------------------------------------
Increase (decrease) in cash and cash
 equivalents                                  38,068,000      (21,828,000)     (35,764,000)
Cash and cash equivalents at beginning
 of year                                     112,485,000      134,313,000      170,077,000
                                           -----------------------------------------------
Cash and cash equivalents at end of year   $ 150,553,000    $ 112,485,000    $ 134,313,000
                                           ===============================================

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

           Grey Advertising Inc. and Consolidated Subsidiary Companies

A. Summary of Significant Accounting Policies (continued)

Foreign Currency Translation

Primarily all balance sheet accounts of the Company's foreign operations are translated at the exchange rate in effect at each year end and statement of income accounts are translated at the average exchange rates prevailing during the year. Resulting translation adjustments are made directly to a separate component of stockholders' equity. Foreign currency transaction gains and losses are reported in income. During 1997, 1996 and 1995, foreign currency transaction gains and losses were not material.

Intangibles

The excess of purchase price over underlying net equity of certain consolidated subsidiaries and nonconsolidated affiliated companies at the date of acquisition ("goodwill") is amortized by the straight-line method over periods of up to twenty years. The amounts of goodwill, net of accumulated amortization, associated with consolidated subsidiaries (included in Other Assets) and nonconsolidated investments (included in Investments in and Advances to Nonconsolidated Affiliated Companies) were $59,851,000 and $3,685,000 in 1997, and $46,084,000 and $5,592,000 in 1996, respectively.

Annually, the Company assesses the carrying value of its goodwill and the respective periods of amortization. As part of the evaluation, the Company considers a number of factors including actual operating results, the impact of gains and losses of major local clients, the impact of any loss of key local management staff and any changes in general economic conditions. The Company quantifies the recoverability of goodwill based on each agency's estimated future non-discounted cash flows over the applicable remaining amortization periods. This requires management to make certain specific assumptions with respect to future revenue and expense levels. Where multiple investments had been made in a single company, a weighted average amortization period is used. Charges to reflect permanent impairment are recorded to the extent that the unamortized book value of the goodwill exceeds the future cumulative discounted cash flows.

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

Stock-Based Compensation

As permitted by Financial Accounting Standards Statement No. 123, Accounting for Stock-Based Compensation, the Company accounts for stock-based awards in accordance with APB Opinion No. 25, Accounting For Stock Issued to Employees. No compensation expense is recorded for options granted at fair market value at the date of grant. The excess of the fair market value of Restricted Stock over the cash consideration received is amortized, as compensation, over the period of restriction. The future obligation to issue stock, pursuant to the Company's Senior Management Incentive Plan, is included in Paid-In Additional Capital and results in periodic charges to compensation.

Earnings Per Share

In 1997, the Company adopted Financial Accounting Standards Statement No. 128, Earnings Per Share and, accordingly, has restated the earnings per share amount for all prior periods, including pro forma information. The computation of basic earnings per common share is based on the weighted average number of common shares outstanding and for diluted earnings per common share includes adjustments for the effect of the assumed exercise of dilutive stock options, shares issuable pursuant to the Company's Senior Management Incentive Plan (see Note L(1)) and the assumed conversion of the 8 1/2% Convertible Subordinated Debentures. Also, for the purpose of computing earnings per common share, the Company's net income is adjusted by dividends on the Preferred Stock and by the increase or decrease in redemption value of the Preferred Stock.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

B. Foreign Operations

The following financial data is applicable to consolidated foreign subsidiaries:

                                    1997          1996          1995
                                ----------------------------------------
Current assets                  $489,242,000  $429,863,000  $395,016,000
Current liabilities              480,514,000   452,220,000   408,541,000
Other assets--net of
  other liabilities               79,391,000    62,363,000    56,312,000
Net income                         8,921,000     9,276,000     9,384,000

Consolidated retained earnings at December 31, 1997 includes equity in unremitted earnings of nonconsolidated foreign companies of approximately $10,488,000.

C. Other Income - Net

Details of other income - net are:

                                    1997           1996         1995
                               ------------------------------------------
Interest income                  $13,826,000    $12,211,000  $12,183,000

Interest expense                 (11,095,000)   (10,065,000)  (8,928,000)
Gains from the sale of a
  non-consolidated affiliated
  company, a non-marketable
  investment security and
  marketable securities              599,000      4,911,000
Dividends from affiliates             83,000        151,000      217,000
Income (expense)-net                 958,000        (48,000)     615,000
                               ------------------------------------------
                                 $ 4,371,000    $ 7,160,000  $ 4,087,000
                               ==========================================

D. Fixed Assets

Components of fixed assets-at cost are:

                                         1997              1996
                                 --------------------------------------
Furniture, fixtures and
 equipment                          $ 145,116,000     $ 131,329,000
Leaseholds and leasehold
 improvements                          59,333,000        51,705,000
                                 --------------------------------------
                                      204,449,000       183,034,000
Accumulated depreciation and
  amortization                       (116,443,000)     (104,811,000)
                                 --------------------------------------
                                    $  88,006,000     $  78,223,000
                                 ======================================

           Grey Advertising Inc. and Consolidated Subsidiary Companies

E. Marketable Securities

The marketable securities, by type of investment, held by the Company at December 31, 1997 and 1996 are as follows:

                                             1997              1996
                                      ------------------------------------
   Maturities of one year or less:
     U.S. Treasury Securities            $   995,000       $ 2,506,000
     Money market funds                   14,406,000        22,556,000
     Corporate bonds                                         3,626,000
                                      ------------------------------------
                                          15,401,000        28,688,000
                                      ------------------------------------
   Maturities greater than one year:
     U.S. Treasury Securities             32,310,000        49,355,000
     Government National Mortgage
     Association Securities                1,622,000         4,920,000
     Corporate bonds                      23,408,000        13,144,000
                                      ------------------------------------
                                          57,340,000        67,419,000
                                      ------------------------------------
                                         $72,741,000       $96,107,000
                                      ====================================

At December 31, 1997, the Company had unrealized gains of $748,000 related primarily to investments in corporate bonds and unrealized losses of $559,000 primarily related to investments in U.S. Treasury Securities and Money Market Funds. At December 31, 1996 the Company had unrealized losses of $870,000, principally related to the investments in U.S. Treasury Securities. At December 31, 1997 and 1996, the Company's investments in marketable securities, classified as non-current, had an average maturity of approximately 7 and 6 years, respectively.

F. Credit Arrangements and Long-Term Debt

The Company maintains committed lines of credit of $51,000,000 with various domestic banks and may draw against the lines on unsecured demand notes at rates below the applicable bank's prime interest rate. These lines of credit, which are renewable annually, were partially utilized during both 1997 and 1996 by selected foreign subsidiaries in the amount of $3,000,000 and $26,000,000 at the end of each respective year. The weighted average interest rate related to the debt associated with the committed lines of credit was 6.92% and 7.11% at December 31, 1997 and 1996, respectively. The Company had $19,455,000 and $60,004,000 outstanding under other uncommitted lines of credit at December 31, 1997 and 1996, respectively. The weighted average interest rate for the borrowings under the uncommitted lines of credit was 6.64% and 6.94% at December 31, 1997 and 1996, respectively. The carrying amount of the debt outstanding under both the committed and uncommitted lines of credit approximates fair value because of the short maturities of the underlying notes. Occasionally, the Company enters into foreign currency contracts for known cash flows related to the repatriation of earnings from its international subsidiaries. The term of each foreign currency contract entered into in 1997 was

           Grey Advertising Inc. and Consolidated Subsidiary Companies

F. Credit Arrangements and Long-Term Debt (continued)

for less than three months. At December 31, 1997, there were no foreign currency contract transactions open. In addition, the Company had no derivative contracts outstanding at December 31, 1997, and did not enter into any derivative contracts during 1997.

Long-term debt at December 31, 1997 and 1996 is as follows:

                                          1997           1996
                                     ----------------------------
        Term loans                    $75,000,000    $30,000,000
        Convertible debentures          3,025,000      3,025,000
                                     ----------------------------
        Long-term debt                $78,025,000    $33,025,000
                                     ============================

During 1997, the Company repaid the 7.68%, $30,000,000 loan it had taken down in 1993 from the Prudential Insurance Company ("Prudential") and, in turn, borrowed $75,000,000 in December 1997 at a fixed interest rate of 6.94% with principal repayable in equal installments of $25,000,000 in December 2003, 2004 and 2005. The terms of the loan agreement require, inter alia, that the Company meet certain cash flow requirements and limit its incurrence of additional indebtedness to certain specified amounts. At December 31, 1997, the Company was in compliance with all of these covenants. The fair value of the Prudential debt is estimated to be $75,000,000 and $30,275,000 at December 31, 1997 and 1996,
respectively. This estimate was determined using a discounted cash flow analysis using current interest rates for debt having similar terms and remaining maturities.

The remaining portion of long-term debt consists of 8 1/2% Convertible Subordinated Debentures, due December 31, 2003, which are currently convertible into 8.50 shares of Common Stock and an equal number of shares of Limited Duration Class B Common Stock (Class B Common Stock), subject to certain adjustments, for each $1,000 principal amount of such debentures. The debentures were issued in exchange for cash and a $3,000,000, 9% promissory note from the Chairman and Chief Executive Officer of the Company, payable on December 31, 2004 (included in Other Assets at December 31, 1997 and 1996). During each of the years 1997, 1996 and 1995, the Company paid to the officer interest of $257,000 pursuant to the terms of the debentures and the officer paid to the Company interest of $270,000 pursuant to the terms of the 9% promissory note.

The scheduled repayment of long-term debt is as follows:

                        Years ending
                         December 31     Amount
                       ----------------------------
                            2003       $28,025,000
                            2004        25,000,000
                            2005        25,000,000
                                       -----------
                                       $78,025,000
                                       ============

           Grey Advertising Inc. and Consolidated Subsidiary Companies

F. Credit Arrangements and Long-Term Debt (continued)

During 1997 and 1996, the Company borrowed against the cash surrender value of the life insurance policies that it owns on the life of its Chairman and Chief Executive Officer. The amounts borrowed at December 31, 1997 and 1996 are $16,428,000 and $14,733,000, respectively, with an interest rate 7.30% in each year, and are carried as a reduction of the related cash surrender value that is included in Other Assets. Of the amounts borrowed in 1997 and 1996, the Company received $450,000 and $464,000 in cash, respectively, and $1,245,000 was used in each year to pay premiums on the underlying life insurance policies.

For the years 1997, 1996 and 1995, the Company made interest payments of $11,969,000, $10,065,000 and $8,934,000, respectively.

G. Redeemable Preferred Stock

As of December 31, 1997 and 1996, the Company had outstanding 20,000 shares of Series I Preferred Stock, 5,000 shares each of Series II and Series III Preferred Stock, and 2,000 shares of Series 1 Preferred Stock. The holder of the Series I, Series II and Series III Preferred Stock is the Chairman and Chief Executive Office of the Company, and the Series 1 Preferred Stock is held by a former employee. The terms of each class of Preferred Stock, including the basic economic terms relating thereto, are essentially the same, except with respect to the redemption date of each series. The redemption date for the Series I, Series II and Series III Preferred Stock is fixed at April 7, 2004, unless redeemed earlier under circumstances described below. The terms of the Series I, Series II and Series III Preferred Stock also give the holder, his estate or legal representative, as the case may be, the option to require the Company to redeem his Preferred Stock for a period of 12 months following his (i) death,
(ii) permanent disability or permanent mental disability, (iii) termination of full-time employment for good reason or (iv) termination of full-time employment by the Company without cause. The Company is obligated to redeem the Series 1 Preferred Stock in 1998.

Each share of Preferred Stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock (subject to certain adjustments) upon redemption, less a fixed discount established upon the issuance of the Preferred Stock. The holders of each class of Preferred Stock are entitled to receive cumulative preferential dividends at the annual rate of $.25 per share, and to participate in dividends on one share of the Common Stock and one share of the Class B Common Stock to the extent such dividends exceed the per share preferential dividend. In connection with his ownership of the Series I, Series II and Series III Preferred Stock, the holder issued to the Company full recourse promissory notes totaling $763,000 (included in Other Assets at December 31, 1997 and 1996) with a maturity date of April 2004. The interest paid by the senior executive to the Company in 1997, 1996 and 1995 pursuant to the terms of these notes was approximately $70,000 in each year.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

G. Redeemable Preferred Stock (continued)

In accordance with the terms of the respective Certificates of Designation and Terms of each Series of Preferred Stock ("Certificates"), the Board of Directors determined the change in redemption value would not reflect a 1994 write-off of goodwill but rather reflect amortization as if the Company had continued to write-off goodwill in accordance with historical amortization schedules.

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

The total carrying value of the Preferred Stock (applicable to those shares outstanding at each respective year end) increased by $662,000, $1,112,000 and $1,470,000 in 1997, 1996 and 1995, respectively. The change in carrying value represents the change in aggregate redemption value during those periods. This change is referred to as "Additional Capital Applicable to Redeemable Preferred Stock" in the respective Certificates.

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

Stock Incentive Plan

Under the Stock Incentive Plan, awards in the form of incentive or nonqualified stock options or restricted stock are available to be granted through June 2003 to officers and other key employees. A maximum of 250,000 shares of Common Stock are available for grant under the Stock Incentive Plan. Stock options cannot be granted at a price less than 100% of the fair market value of the shares on the date of grant. A committee of the Board of Directors ("Committee") determines the terms and conditions under which the awards may be granted, vest or are exercisable. Options must be exercised within ten years of the date of grant. Shares of restricted stock may be sold to participants at a purchase price determined by the Committee (which may be less than fair market value per share).

Under the Prior Plans, nonqualified and incentive stock options were granted to employees eligible to receive options at prices not less than 100% of the fair market value of the shares on the date of grant. Options must be exercised within ten years of grant and for only specified limited periods beyond termination of employment. There were 1,200 shares reserved for issuance under the Prior Plans at December 31, 1997.

Nonqualified Options

Transactions involving nonqualified options under the Stock Incentive and Prior Plans were:

                                                  Weighted
                                    Number        Average
                                   of Shares   Exercise Price
                                 -----------------------------
Outstanding, December 31, 1994       36,399         $112
Granted                              84,174          151
Exercised                           (21,965)          95
Forfeited                              (284)         165
                                 -----------------------------
Outstanding, December 31, 1995       98,324          149
Granted                              47,100          229
Exercised                            (9,884)         130
Forfeited                               (66)         118
                                 -----------------------------
Outstanding, December 31, 1996      135,474          178
Granted                               8,450          260
Exercised                               -0-          -0-
Forfeited                            (1,500)         189
                                 -----------------------------
Outstanding, December 31, 1997      142,424          183
                                 =============================

           Grey Advertising Inc. and Consolidated Subsidiary Companies

I. Restricted Stock and Stock Option Plans (continued)

There were 50,133, 33,400 and 23,283 options exercisable at December 31, 1997, 1996 and 1995, respectively. The weighted average fair value of the options granted during 1997, 1996 and 1995 was $101, $77 and $51, respectively.

The remaining weighted average contractual life of options outstanding as of December 31, 1997 and the weighted average exercise price for options exercisable at December 31, 1997 are as follows:

                   Options Outstanding                Options Exercisable
          ---------------------------------------    ---------------------
                          Weighted
                           Average     Weighted                  Weighted
Range of   Number of      Remaining    Average        Number of  Average
Exercise     Shares      Contractual   Exercise        Shares    Exercise
 Prices   Outstanding       Life         Price       Exercisable   Price
-------------------------------------------------    ----------------------
$131-142      1,200       2.2 years       $133            133      $141
 149-171     85,974       6.6 years        157         40,000       149
 188-196      7,400       8.0 years        195            -0-       -0-
   235       39,400       8.8 years        235         10,000       235
 251-290      8,450       9.6 years        260            -0-       -0-
          ---------------------------------------    ----------------------
  Total     142,424                                    50,133
          =======================================    ======================

Incentive Stock Options

Transactions involving outstanding incentive stock options under the plans were:

                                 Number of Shares of   Weighted Average
                                    Common Stock        Exercise Price
                               -------------------------------------------

  Outstanding, December 31, 1994        5,000                $99
  Exercised                            (3,570)                99
                               -------------------------------------------
  Outstanding, December 31, 1995        1,430                 99
  Exercised                              (714)                99
                               -------------------------------------------
  Outstanding, December 31, 1996          716                 99
  Exercised                              (716)                99
                               -------------------------------------------
  Outstanding, December 31, 1997                    -0-
                               ===========================================

As of December 31, 1996, there were no incentive stock options which were exercisable. As of December 31, 1995, options to acquire 714 shares of Common Stock were exercisable.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

I. Restricted Stock and Stock Options Plans (continued)

Restricted Stock

In 1997, 3,000 shares of Restricted Stock were issued at prices between $1 and $93.50 per share. In 1996, 250 shares of Restricted Stock were issued at a price of $97.75 per share. All stock is issued with restrictions as to transferability expiring after five years. No shares of Restricted Stock were issued in 1995. During 1995, the restrictions lapsed on 5,000 shares of Common Stock. No restrictions lapsed in either 1997 or 1996.

Compensation to employees under the Stock Incentive and Prior Plans of $756,000 in 1997, $98,000 in 1996 and $106,000 in 1995, representing the unamortized excess of the market value of restricted stock over any cash consideration received, is carried as a reduction of Paid-In Additional Capital and is charged to income ($140,000 in 1997, $33,000 in 1996, and $133,000 in 1995) over the related required period of service of the respective employees.

Pro Forma Information

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The approximate fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted average assumptions for the years 1997, 1996 and 1995, respectively; risk-free interest rates of 6.70%, 6.16% and 7.85%; dividend yields of 1.40%, 1.73% and 2.37%; volatility factors of the expected market price of the Company's Common Stock of .19, .17 and .17; and a weighted-average expected life for the options of 10.0, 10.0 and 9.4 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                    1997             1996            1995
                              ------------------------------------------------
  Pro forma net income          $29,689,000      $27,861,000     $22,493,000
  Pro forma earnings per
  share:
     Basic                         $24.41           $22.38          $17.44
     Diluted                       $21.39           $19.87          $15.72

           Grey Advertising Inc. and Consolidated Subsidiary Companies

I. Restricted Stock and Stock Options Plans (continued)

The pro forma information for 1997, 1996 and 1995 is not necessarily indicative of future year calculations because options issued prior to 1995 have not been valued for purposes of the pro forma calculation.

J. Computation of Earnings per Common Share

The following table shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                             For the Year Ended December 31
                                        ----------------------------------------
                                            1997          1996          1995
                                        ----------------------------------------
       BASIC EARNINGS PER SHARE
 Weighted-average shares                  1,180,146     1,185,841     1,195,314
                                        ----------------------------------------

 Net Income                             $30,451,000   $28,602,000   $23,438,000
 Effect of dividend requirements
    and the change in redemption value
    of redeemable preferred stock          (917,000)   (1,356,000)   (1,698,000)
                                        ----------------------------------------
 Net earnings used in computation       $29,534,000   $27,246,000   $21,740,000
                                        ----------------------------------------

 Per share amount                       $     25.03   $     22.98   $     18.19
                                        ========================================

      DILUTED EARNINGS PER SHARE
 Weighted-average shares used in
    Basic                                 1,180,146     1,185,841     1,195,314
 Net effect of dilutive stock options
    and stock incentive plans(1)            124,289       102,378        93,947
 Assumed conversion of 8.5%
    convertible subordinated
    debentures issued December 1983          51,017        50,892        51,000
                                        ----------------------------------------
 Adjusted weighted-average shares         1,355,452     1,339,111     1,340,261
                                        ----------------------------------------

 Net Income used in Basic               $29,534,000   $27,246,000   $21,740,000
 8.5% convertible subordinated
    debentures interest net of
 income tax effect                          139,000       139,000       139,000
                                        ----------------------------------------
 Net earnings used in computation       $29,673,000   $27,385,000   $21,879,000
                                        ----------------------------------------

 Per share amount                       $     21.89   $     20.45   $     16.32
                                        ========================================

(1) Includes 92,351, 83,350 and 69,260 share for 1997, 1996 and 1995, respectively, expected to be issued pursuant to the terms of The Senior Management Incentive Plan.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

K. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. At December 31, 1997 and 1996, the Company had deferred tax assets and deferred tax liabilities as follows:

                                               Deferred Tax Assets (Liabilities)
                                                    1997              1996
                                                ------------------------------
Deferred compensation                           $ 27,966,000      $ 23,056,000
Accrued expenses                                   3,315,000         2,613,000
Safe harbor lease and depreciation                (1,225,000)       (3,415,000)
Tax on unremitted foreign earnings
 and other                                        (3,414,000)       (2,978,000)
                                                ------------------------------
Net deferred tax assets                         $ 26,642,000      $ 19,276,000
                                                ==============================
Included in:
  Other current assets                          $  6,779,000      $  4,426,000
  Intangibles and other assets                    19,863,000        14,850,000
                                                ------------------------------
                                                $ 26,642,000      $ 19,276,000
                                                ==============================

The components of income of consolidated companies before taxes on income are as follows:

                                         1997            1996            1995
                                     -------------------------------------------
Domestic                             $40,476,000     $36,553,000     $26,704,000
Foreign                               28,815,000      29,140,000      27,623,000
                                     -------------------------------------------
                                     $69,291,000     $65,693,000     $54,327,000
                                     ===========================================

Provisions (benefits) for Federal, foreign, state and local income taxes consisted of the following:

                       1997                          1996                         1995
           ----------------------------   --------------------------   --------------------------
              Current        Deferred       Current       Deferred       Current        Deferred
           --------------------------------------------------------------------------------------
Federal    $ 16,763,000   $ (3,989,000)  $ 16,285,000   $ (3,890,000)  $ 13,607,000   $(4,248,000)

Foreign      15,171,000     (1,204,000)    13,677,000       (280,000)    10,167,000     2,888,000
State and
  local       9,151,000     (2,173,000)     8,735,000     (2,915,000)     6,191,000    (1,639,000)
           --------------------------------------------------------------------------------------
           $ 41,085,000   $ (7,366,000)  $ 38,697,000   $ (7,085,000)  $ 29,965,000   $(2,999,000)
           ======================================================================================

           Grey Advertising Inc. and Consolidated Subsidiary Companies

K. Income Taxes (continued)

The effective tax rate varied from the statutory Federal income tax rate as follows:

                                                   1997       1996       1995
                                                 ------------------------------
      Statutory Federal tax rate                   35.0%      35.0%      35.0%
      State and local income taxes, net of
        Federal income tax benefits                 6.6        5.8        5.4
      Difference in foreign tax rates               4.7        4.3        6.5
      Withholding tax on unremitted foreign
        earnings                                    0.9        0.6        0.5
      Other--net                                    1.5        2.4        2.2
                                                 ------------------------------
                                                   48.7%      48.1%      49.6%
                                                 ==============================

During the years 1997, 1996 and 1995, the Company made income tax payments of $39,689,000, $36,513,000 and $21,368,000, respectively.

The tax benefit resulting from the difference between compensation expense deducted for tax purposes and compensation expense charged to income for restricted stock and nonqualified stock options is recorded as an increase to Paid-In Additional Capital.

L. Retirement Plans, Deferred Compensation, Executive Officer Loans, Leases and Contingencies

1. The Company's Profit Sharing Plan is available to employees of the Company and qualifying subsidiaries meeting certain eligibility requirements. This plan provides for contributions by the Company at the discretion of the Board of Directors, subject to maximum limitations. The Company also maintains a noncontributory Employee Stock Ownership Plan covering eligible employees of the Company and specified, qualifying subsidiaries, under which the Company may make contributions (in stock or cash) to an Employee Stock Ownership Trust (ESOT) in amounts each year as determined at the discretion of the Board of Directors. The Company made only cash contributions to the ESOT in 1997, 1996 and 1995. The Company and the ESOT have certain rights to purchase shares from participants whose employment has terminated. In addition to the two plans noted above, a number of subsidiaries maintain separate profit sharing and retirement arrangements. Furthermore, the Company also provides additional retirement and deferred compensation benefits to certain officers and employees.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

L. Retirement Plans, Deferred Compensation, Executive Officer Loans, Leases and Contingencies (continued)

   The Company maintains a Senior Management Incentive Plan ("Plan") in which deferred compensation is granted to senior executive or management employees deemed important to the continued success of the Company. The Plan operates as an ongoing series of individual five year plans. The latest plan in the series commenced in 1993 and ended on December 31, 1997. Individuals with 5 years of participation in the current plan will vest in their awards. Those participants who commenced participation after 1993 will vest in their awards five years from the year of their initial participation. The amount recorded as an expense related to this plan amounted to $8,377,000, $8,211,000 and $6,873,000 in 1997, 1996 and 1995, respectively. Approximately $1,113,000,
   $5,634,000 and $5,223,000 of plan expense incurred in 1997, 1996 and 1995, respectively, will be payable in Common Stock in accordance with the terms of the plan. The awards {payable in Common Stock} were converted at the fair value of the Common Stock on the date of grant into an equivalent number of shares shares of Common Stock. The future obligation to issue Common Stock related to these stock awards has been reflected as an increase to Paid-In Additional Capital. At December 31, 1997, approximately 96,000 shares are payable in Common Stock pursuant to the Plan of which approximately 87,000 share are vested. Stock and cash awards which are vested under the plan will be distributed in 1998.

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

           Grey Advertising Inc. and Consolidated Subsidiary Companies

L. Retirement Plans, Deferred Compensation, Executive Officer Loans, Leases and Contingencies (continued)

   At December 31, 1997 and 1996, the value of the trust was $10,400,000 and $5,648,000, respectively, and is included in Other Assets and the Company's related deferred compensation obligation for the same amount is included in Other Liabilities.

   Expenses related to the foregoing plans and benefits aggregated $33,230,000 in 1997, $36,140,000 in 1996 and $29,307,000 in 1995.

2. Pursuant to an employment agreement, dated December 21, 1990, an executive officer of the Company borrowed $1,000,000 from the Company. One-fifth of the principal amount of the loan was forgiven by the Company each December 31, beginning with December 31, 1991, as the officer continued to be employed by the Company on those dates. In 1994, the executive officer entered into a new employment agreement. Pursuant to that agreement, the executive officer borrowed an additional $600,000 from the Company repayable at December 31, 1998, except that one-third of the principal amount of the loan is forgiven by the Company each December 31, beginning with December 31, 1996, provided that the officer continues to be employed by the Company on those dates. In 1997, 1996 and 1995, the Company has included in each year $200,000 of compensation expense, representing the amount of loan forgiven each year. As of December 31, 1997 and 1996, the remaining loan balance was $200,000 and $400,000, respectively, and is included in Other Assets.

   In addition, a second executive officer has outstanding loans with the Company totaling $825,000 and $875,000 as of December 31, 1997 and 1996, respectively, which are reflected in Other Assets. The first of these loans, granted in 1994, was for $50,000 and was forgiven on December 31, 1997. Two other loans for $125,000 and $200,000 were made in 1995 and are repayable with accrued interest in December 1999 and May 1999, respectively. The loan for $125,000 is forgivable on December 31, 1999 provided that the executive officer is employed by the Company on that date. During 1996, the Company made two additional loans to this executive officer for $175,000 and $325,000 which are repayable with accrued interest in December 2003.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

L. Retirement Plans, Deferred Compensation, Executive Officer Loans, Leases and Contingencies (continued)

   In connection with a 1992 exercise of the stock options, the Company received a cash payment of $67,000 and a note from the Chairman and Chief Executive Officer of the Company in the amount of $3,170,000, due in December 2001, at a fixed interest rate of 6.06%. In addition, and in accordance with the terms of the option agreement, the holder of the options issued to the Company a promissory note in the principal amount of $2,340,000 bearing interest at the rate of 6.06%, payable in December 2001, to settle his obligation to provide the Company with funds necessary to pay the required withholding taxes due upon the exercise of the options. A portion of the second note ($1,556,000) equal to the tax benefit received by the Company upon exercise and the full amount of the note for $3,170,000 are reflected in a separate component of stockholders' equity. The interest paid to the Company by the holder pursuant to the terms of the two notes issued in connection with the option exercise was $334,000 in 1997, 1996 and 1995.

3. Rental expense amounted to approximately $41,239,000 in 1997, $41,104,000 in 1996 and $36,445,000 in 1995. Approximate minimum rental commitments, excluding escalations, under noncancellable operating leases are as follows:


                         1998              $ 34,929,000
                         1999                34,328,000
                         2000                38,371,000
                         2001                36,641,000
                         2002                35,600,000
                         Beyond 2002        135,179,000
                                          ---------------
                                           $315,048,000
                                          ===============

4. The Company is not involved in any pending legal proceedings not covered by insurance or by adequate indemnification or which, if decided adversely, would have a material effect on the results of operations, liquidity or financial position of the Company.

          Grey Advertising Inc. and Consolidated Subsidiary Companies

M. Industry Segment and Related Information

Commissions and fees and operating profit by geographic area for the years ended December 31, 1997, 1996 and 1995, and related identifiable assets at December 31, 1997, 1996 and 1995 are summarized below (000s omitted):

                                              United States                       Western Europe                           Other
                                        1997       1996       1995          1997         1996        1995       1997       1996
                                    ---------------------------------   ------------------------------------  --------------------
Commissions and fees                 $382,288    $338,496   $303,826     $380,675    $  370,888   $337,726    $95,789    $56,114
                                    ===============================================================================================

Operating profit                     $ 32,570    $ 26,174   $ 21,368     $ 30,534    $   30,279   $ 27,212    $ 1,816    $ 2,080
                                    ===============================================================================================

Other income-net

Income of consolidated companies
   before taxes on income


Identifiable assets                  $581,557    $549,160   $464,067     $457,099      $445,038   $406,757   $142,945    $77,473
                                    ===============================================================================================

Investments in and advances to
   nonconsolidated affiliated
   companies

Total assets

                                                             Consolidated
                                        1995          1997       1996        1995
                                    --------------------------------------------------
Commissions and fees                  $46,667     $ 858,752    $ 765,498   $688,219
                                    ==================================================

Operating profit                      $ 1,660     $  64,920    $  58,533   $ 50,240
                                    ===========

Other income-net                                      4,371        7,160      4,087
                                                 -------------------------------------
Income of consolidated companies
   before taxes on income                         $  69,291    $  65,693   $ 54,327
                                                 =====================================

Identifiable assets                   $71,916    $1,181,601   $1,071,671   $942,740
                                    ===========

Investments in and advances to
   nonconsolidated affiliated
   companies                                         18,386       17,723     20,693
                                                 -------------------------------------
Total assets                                     $1,199,987   $1,089,394   $963,433
                                                 =====================================

Commissions and fees from one client amounted to 12.8%, 13.2% and 13.8% of the consolidated total in 1997, 1996 and 1995, respectively.

                                INDEX TO EXHIBITS


  Number Assigned to
 Exhibit (i.e. 601 of
   Regulation S-K)        Description of Exhibits
   ---------------        -----------------------

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

        4.02          Purchase Agreement, dated as of
                      December 10, 1983, between Grey
                      and Edward H. Meyer relating to
                      the sale to Mr. Meyer of Grey's
                      8 1/2% Convertible Debentures, of
                      even date therewith ("Convertible
                      Debenture").  (Incorporated herein
                      by reference to Exhibit 3.08 to
                      Grey's Annual Report on Form 10-K
                      for the fiscal year ended December
                      31, 1983.)

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

                                INDEX TO EXHIBITS


  Number Assigned to
 Exhibit (i.e. 601 of
   Regulation S-K)        Description of Exhibits
   ---------------        -----------------------

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

       10.02 *        Amendments Two through Eight to
                      Meyer Employment Agreement.
                      (Incorporated herein by reference
                      to Exhibit 10.02 to Grey's Annual
                      Report on Form 10-K for the fiscal
                      year ended December 31, 1985,
                      Exhibit 10.03 to Grey's Annual
                      Report on Form 10-K for the fiscal
                      year ended December 31, 1987,
                      Exhibit 1 to Grey's Current Report
                      on Form 8-K, dated May 9, 1988,
                      filed with the SEC pursuant to
                      Section 13 of the 1934 Act,
                      Exhibit 2 to Grey's Current Report
                      on Form 8-K, dated May 9, 1988,
                      filed with the SEC pursuant to
                      Section 13 of the 1934 Act.
                      Exhibit I to Grey's Current Report
                      on Form 8-K, dated June 9, 1989,
                      filed with the SEC pursuant to
                      Section 13 of the 1934 Act,
                      Exhibit 10.07 to Grey's Annual
                      Report on Form 10-K for the fiscal
                      year ended December 31, 1990 and
                      Exhibit 10.03 to Grey's Annual
                      Report on Form 10-K for the fiscal
                      year ended December 31, 1994,
                      respectively.)

       10.03 *        Ninth Amendment to Meyer Employment
                      Agreement, dated April 22, 1996, by
                      and between Grey and Edward H.
                      Meyer.

                                INDEX TO EXHIBITS


  Number Assigned to
 Exhibit (i.e. 601 of
   Regulation S-K)        Description of Exhibits
   ---------------        -----------------------

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

       10.06 *        Employment Agreement, dated as of
                      December 21, 1990, by and between
                      Grey and Stephen A. Novick.
                      (Incorporated herein by reference
                      to exhibit 10.11 to Grey's Annual
                      Report on Form 10-K for the
                      fiscal year ended December 31,
                      1990.)

       10.07 *        Amendment to Employment
                      Agreement, dated as of April 26,
                      1994, by and between Grey and
                      Stephen A. Novick. (Incorporated
                      herein by reference to Exhibit
                      10.07 to Grey's Annual Report on
                      Form 10-K for the fiscal year
                      ended December 31, 1994.)

       10.08 *        Employment Agreement, dated as of
                      December 1, 1992, by and between
                      Grey and Robert L. Berenson.
                      (Incorporated herein by reference
                      to Exhibit 10.05 to Grey's Annual
                      Report on Form 10-K for the
                      fiscal year ended December 31,
                      1992.)

       10.09 *        Grey Advertising Inc. Book Value
                      Preferred Stock Plan, as
                      amended.  (Incorporated herein by
                      reference to Exhibit 4.1 to
                      Grey's Current Report on Form
                      8-K, dated June 14, 1983, filed
                      with the SEC pursuant to Section
                      13 of the 1934 Act.)

       10.10 *        Grey Advertising Inc. Amended and
                      Restated Senior Executive Officer
                      Pension Plan.  (Incorporated
                      herein by reference to Exhibit
                      10.08 to Grey's Annual Report on
                      Form 10-K for the fiscal year
                      ended December 31, 1984.)

                                INDEX TO EXHIBITS


  Number Assigned to
 Exhibit (i.e. 601 of
   Regulation S-K)        Description of Exhibits
   ---------------        -----------------------

       10.11 *        Grey Advertising Inc. Amended and
                      Restated 1993 Senior Management
                      Incentive Plan.  (Incorporated
                      herein by reference to Exhibit
                      10.01  to Grey's Quarterly Report
                      on Form 10-Q for the quarter
                      ended September 30, 1996.)

       10.12 *        Promissory Notes I and II, dated
                      as of December 29, 1992, from
                      Edward H. Meyer to Grey,
                      delivered pursuant to the Stock
                      Option Agreement dated as of
                      October 13, 1984 by and between
                      Grey and Edward H. Meyer.
                      (Incorporated herein by reference
                      to Exhibit 10.16 to Grey's Annual
                      Report on Form 10-K for the
                      fiscal year ended December 31,
                      1992.)

       10.13 *        Stock Option Agreement, effective
                      as of January 5, 1995, by and
                      between Grey and Edward H.
                      Meyer.  (Incorporated herein by
                      reference to Exhibit 13 to
                      Amendment No. 8 to the Statement
                      on  Schedule 13D, dated as of
                      March 10, 1995, filed by Edward
                      H. Meyer.)

       10.14*         Stock Option Agreement effective
                      as of November 26, 1996, by and
                      between Grey and Edward H.
                      Meyer.  (Incorporated herein by
                      reference to Exhibit 15 to
                      Amendment No. 10 to the Statement
                      on Schedule 13D, dated as of
                      February 11, 1997, filed by
                      Edward H. Meyer.)

       10.15*         Stock Option Agreement, effective
                      as of  January 23, 1998, by and
                      between Grey and Edward H.
                      Meyer.  (Incorporated herein by
                      reference to Exhibit 16 to
                      Amendment No. 11 to the Statement
                      on Schedule 13D, dated as of
                      March 13, 1998, filed by Edward
                      H. Meyer.)

        10.16         Registration Rights Agreement,
                      dated as of June 5, 1986, between
                      Grey and Edward H. Meyer.
                      (Incorporated herein by reference
                      to Exhibit 12 to Amendment No. 8
                      to the Statement on Schedule 13D,
                      dated as of March 10, 1995, filed
                      by Edward H. Meyer.)

       10.17*         Grey Advertising Inc. Incentive
                      Stock Option Plan, as amended and
                      restated as of April 3, 1986.
                      (Incorporated herein by reference
                      to Exhibit 4.04 to Grey's
                      Registration Statement on Form
                      S-8 filed with the SEC pursuant
                      to Section 6(a) of the '33 Act.)

                                INDEX TO EXHIBITS


  Number Assigned to
 Exhibit (i.e. 601 of
   Regulation S-K)        Description of Exhibits
   ---------------        -----------------------

       10.18 *        Grey Advertising Inc. 1987 Stock
                      Option Plan.  (Incorporated
                      herein by reference to Exhibit
                      10.24 to Grey's Annual Report on
                      Form 10-K for the fiscal year
                      ended December 31, 1988.)

       10.19 *        Grey Advertising Inc. amended and
                      restated 1994 Stock Incentive
                      Plan.  (Incorporated herein by
                      reference to Exhibit 10.02 to
                      Grey's Quarterly Report on Form
                      10-Q for the quarter ended
                      September 30, 1996.)


       10.20          Note Agreement, dated as of
                      December 23, 1997, by and between
                      Grey and the Prudential Insurance
                      Company of America.

       10.21 *        Bonuses - Grey has paid bonuses
                      to certain of its executive
                      officers (including those who are
                      directors) and employees in prior
                      years including 1993, and may do
                      so in future years.  Bonuses have
                      been and may be in the form of
                      cash, shares of stock or both
                      although Grey presently does not
                      have any plans to pay stock
                      bonuses.  Bonuses are not granted
                      pursuant to any formal plan.

       10.22 *        Director's Fees - It is the
                      policy of Grey to pay each of its
                      non-employee directors a fee of
                      $4,500 per fiscal quarter and a
                      fee of $3,000 for each meeting of
                      the Board of Directors attended.
                      This policy is not embodied in
                      any written document.

       10.23 *        Deferred Compensation Agreement,
                      dated December 23, 1981, between
                      Grey and Mark N. Kaplan,
                      regarding deferral of payment of
                      director's fees to which Mr.
                      Kaplan may become entitled.
                      (Incorporated herein by reference
                      to Exhibit 10.18 to Grey's Annual
                      Report on Form 10-K for the
                      fiscal year ended December 31,
                      1982.)

                                INDEX TO EXHIBITS


  Number Assigned to
 Exhibit (i.e. 601 of
   Regulation S-K)        Description of Exhibits
   ---------------        -----------------------

       10.24 *        On March 23, 1978, Grey's Board
                      of Directors, at a meeting
                      thereof held on such date,
                      approved an arrangement whereby
                      Grey is required to accrue for
                      Edward H. Meyer, the difference
                      between the amount contributed by
                      Grey on behalf of Mr. Meyer under
                      the Profit Sharing Plan and
                      Grey's Employee Stock Ownership
                      Plan, and the amount which would
                      have been contributed to such
                      plans on his behalf had such
                      plans not contained maximum
                      annual limitations on
                      contributions and credits, as
                      required by the Employee
                      Retirement Income Security Act of
                      1974.  Such accrual is to be paid
                      to Mr. Meyer as if it had been
                      contributed to his account under
                      the Profit Sharing Plan.  Such
                      arrangement is not embodied in
                      any written document.

        10.25         Lease, dated as of July 1, 1978,
                      by and between Grey and William
                      Kaufman and J. D. Weiler,
                      regarding space at 777 Third
                      Avenue, New York, New York ("Main
                      Lease").  (Incorporated herein by
                      reference to Exhibit 10.21 to
                      Grey's Annual Report on Form 10-K
                      for the fiscal year ended
                      December 31, 1982.)

        10.26         First through Fourteenth
                      Amendments to Main Lease
                      (Incorporated herein by reference
                      to Exhibits 10.22, 10.23, 10.24,
                      10.25, 10.26, 10.27, 10.28 and
                      10.29 to Grey's Annual Report on
                      Form 10-K for the fiscal year
                      ended December 31, 1982, Exhibit
                      10.30 to Grey's Annual Report on
                      Form 10-K for the fiscal year
                      ended December 31, 1983, Exhibits
                      10.33 and 10.34 to Grey's Annual
                      Report on Form 10-K for the
                      fiscal year ended December 31,
                      1984, Exhibits 10.35 and 10.36 to
                      Grey's Annual Report on Form 10-K
                      for the fiscal year ended
                      December 31, 1985, and Exhibit
                      10.36 to Grey's Annual Report on
                      Form 10-K for the fiscal year
                      ended December 31, 1986,
                      respectively.)

        10.27         Fifteenth, Sixteenth and
                      Seventeenth Amendments to Main
                      Lease dated as of September 30,
                      1986, April 28, 1989 and February
                      3, 1998 respectively.

        21.01         Subsidiaries of Grey

        23.01         Consent of Independent Auditors

                                INDEX TO EXHIBITS


  Number Assigned to
 Exhibit (i.e. 601 of
   Regulation S-K)        Description of Exhibits
   ---------------        -----------------------

        27.01         Financial Data Schedule

                      *Management contract or
                      compensatory plan or arrangement
                      identified in compliance with
                      Item 14(c) of the rules governing
                      the preparation of this report.

    10K-Exhibits