Form 10-K405/A
period 1997-12-31
GREY ADVERTISING INC /DE/
filed 1998-04-29
CIK 43952

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

                         Commission File Number 0-7898

                             GREY ADVERTISING INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                          13-0802840
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

777 Third Avenue, New York, New York                         10017
------------------------------------                      ------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number,                             212-546-2000
     including area code                                   ------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
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

Yes /X/    No/ /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference In Part III of this Form 10-K or any amendment to this form 10-K.

Yes /X/    No / /

The aggregate market value of the voting stock held by non-affiliates of registrant was $265,719,042 as at March 1, 1998.

The registrant had 900,830 shares of its common stock, par value $1 per share, and 279,973 shares of its Limited Duration Class B Common Stock, par value $1 per share, outstanding as at March 1, 1998.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual proxy statement to be furnished in connection with the registrant's 1998 annual meeting of stockholders are incorporated by reference into Part III.

-------------------------------------------------------------------------------

      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the year ended December 31, 1997 on Form 10-K as set forth in the pages attached hereto:

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


                                              Grey Advertising Inc.
                                              ---------------------------------
                                                (Registrant)



Dated: April 29, 1998                         By /s/ Steven G. Felsher
                                                 ------------------------------
                                              Executive Vice President
                                              Secretary and Treasurer

Item 10. Directors and Executive Officers of the Registrant ("Company").

Set forth below is certain information concerning the Company's directors:

                                                               Term       No. of Shares of     Percent of
                                                               Office       Voting Stock       Votes Cast
                                                   Director     Will            Owned           by Voting
Name(a)                Age    Occupation(b)          since      Expire      Beneficially(c)       Shares
-------                ---    -------------          -----      ------      ---------------       ------
Mark N. Kaplan ....     68    Partner, Skadden,      1973        1999         2,200(e)           -(f)
                              Arps, Slate,
                              Meagher & Flom,
                              law firm (d)

Edward H. Meyer....     71    Chairman of the        1961        2000       576,103(g)          70.90%
                              Board, President
                              and Chief
                              Executive Officer

Richard R. Shinn...     80    Retired Chairman,      1990        -(h)         1,000(i)           -(f)
                              Metropolitan
                              Life Insurance
                              Company

John Shannon.......    61     President,             1991        1998         1,000              -(f)
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

      Mr. Shinn is also a director of Union Texas Petroleum, Inc.

(c) Represents beneficial interests in shares of the Company's Common Stock, Class B Stock, and Series I, II and III Preferred Stock. Information is as of March 1, 1998.

(d) Skadden, Arps, Slate, Meagher & Flom, a law firm in which Mr. Kaplan is a partner, has provided certain legal services to the Company in 1997 and 1998.

(e)   Mr. Kaplan owns 1,100 shares of each of Common Stock and Class B Stock.

(f)   Represents less than 1.0% of the votes entitled to be cast.

(g) Mr. Meyer beneficially owns 109,684 shares of Common Stock and 110,053 shares of Class B Stock, as to which he, as the Voting Trustee under the Voting Trust Agreement (as hereinafter defined), exercises voting power, and 20,000 shares of the Series I Preferred Stock, and 5,000 shares of each of the Series II and of the Series III Preferred Stock, representing approximately 12.2%, 39.3%, 100%, 100% and 100% of each class, respectively. Also includes shares held pursuant to the Voting Trust Agreement, as to which Mr. Meyer, as the Voting Trustee, exercises voting power, and shares of Common Stock and Class B Stock held in the Company's Employee Stock Ownership Plan as to which Mr. Meyer exercises shared voting power by virtue of his membership on the committee charged with its administration. Also includes shares of Common Stock (2.8%) and Class B Stock (9.1%) issuable upon conversion of the Company's 8-1/2% Convertible Subordinated Debentures owned by Mr. Meyer after giving effect to the assumed conversion thereof and shares of Common Stock (7.0%) issuable upon exercise of currently exercisable stock options owned by Mr. Meyer after giving effect to the assumed exercise thereof. Does not include 7,500 shares of each of the Common Stock and the Class B Stock held in trust for Mr. Meyer's children, as to which Mr. Meyer, as the Voting Trustee under the Voting Trust Agreement, exercises voting power.

(h) Mr. Shinn had been elected by the holder of the Series I Preferred Stock and serves until the election of his successor.

(i)   Mr. Shinn owns 1,000 shares of Common Stock.


      Information concerning the Company's executive officers is included in
Part I of this report.


Item 11. Executive Compensation.

      The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of its Chief Executive Officer and each of the four other most highly compensated executive officers of the Company with respect to the three most recently completed fiscal years of the Company:

                          Annual Compensation                      Long-Term Compensation
                          -------------------                      ----------------------
                                                                                            All
Name and                                                         Rest.(1)   Stock(3)        Other
Position                 Year        Salary(2)        Bonus(2)   Stock($)   Options(#)      Comp.(1)
Edward H. Meyer          1997       $2,575,000       $475,000       -0-         -0-        $1,584,347
Chairman,                1996        2,300,000        325,000       -0-       20,000        1,519,957
President                1995        2,058,333        591,667       -0-       40,000        1,278,954
and Chief
Executive Officer


Robert L. Berenson       1997       $  540,000       $310,000       -0-         -0-        $  380,854
President                1996          540,000        240,000       -0-         -0-           339,466
Grey-N.Y                 1995          485,000        200,000       -0-        5,000          310,838

Barbara S. Feigin        1997       $  400,000       $215,000       -0-         -0-        $   64,952
Executive                1996          376,000        160,000       -0-         -0-           188,843
Vice President           1995          376,000        150,000       -0-        2,000          181,085


Stephen A. Novick        1997       $  825,000       $150,000       -0-         -0-        $  495,207
Executive                1996          775,000        125,000       -0-         -0-           419,345
Vice President           1995          737,500        125,000       -0-        3,500          385,439

John Shannon             1997       $  568,898       $262,400       -0-         -0-        $   65,982
President                1996          555,022        240,000       -0-         -0-            51,498
Grey-International       1995          476,500        201,500       -0-        2,000           49,889


(1) All Other Compensation includes: (i) contributions of $15,650 in 1997 to the Company's qualified defined contribution plans on behalf of the named executives other than Mr. Shannon, who, as a United Kingdom resident, participated in local pension programs to which he contributed funds out of his salary compensation; (ii) amount shown for Mr. Shannon represents deferred compensation pursuant to a subsidiary-sponsored program for United Kingdom executives; (iii) respective insurance premium expense coverage or reimbursement of $71,622, $18,595, $22,948 and $26,277 in 1997, for Messrs. Meyer, Berenson and Novick, and Ms. Feigin; (iv) accruals in the amounts of $241,500 for Mr.

      Meyer and $24,000 for Ms. Feigin in 1997, generally in respect of amounts which would have been allocated to Mr. Meyer's and Ms. Feigin's accounts under the Company's qualified defined contribution programs for such year but for certain limitations determined under the federal tax laws; (v) respective allocations under the Company's Senior Management Incentive Plan ("SMIP") in 1997 for Messrs. Berenson, Meyer and Novick of $247,584, $1,256,550 and $257,584, such amounts include $100,000 for Mr. Berenson and $125,000 for Mr. Novick accrued in 1997 as advances to the five year SMIP begun in 1998; and (vi) $100,000 and $200,000, respectively, of loan forgiveness in 1997 in respect of Messrs. Berenson's and Novick's indebtedness to the Company.

(2) Includes amounts paid into a deferred compensation trust on Mr. Meyer's behalf in 1997. (See "Certain Relationships and Related Transactions.")

(3)   No options were granted to any of the named executives during 1997.

AGGREGATE OPTIONS EXERCISED IN 1997 AND STOCK OPTION VALUES AS AT DECEMBER 31, 1997(1)

                                                                                   Value Of
                                                           Number Of               Unexercised
                                                           Unexercised             In-the-Money
                                                           Options At              Options At
                                                           December 31, 1997       December 31, 1997
                         Shares                            -----------------       -----------------
                         Acquired       Value                 Exercisable/            Exercisable/
Name                     On Exercise    Realized(2)           Unexercisable           Unexercisable
----                     -----------    -----------           -------------           -------------
Edward H. Meyer               --           --                 53,333/6,667            $8,419,969/$620,031
Robert L. Berenson            --           --                      0/5,000                     0/$897,500
Barbara S. Feigin             --           --                      0/2,000                     0/$359,000
Stephen A. Novick             --           --                      0/3,500                     0/$628,250
John Shannon                  --           --                      0/2,000                     0/$359,000

(1)   All options relate to shares of Common Stock.

(2) "Value Realized" represents the market price of the Common Stock on the date of exercise less the exercise price paid.

SENIOR EXECUTIVE OFFICER POST-EMPLOYMENT COMPENSATION PLAN

      The Senior Executive Officer Post-Employment Compensation Plan provides that certain qualified officers of the Company and its subsidiaries will be entitled upon retirement at or after the age of 60 to a lifetime supplemental pension of a maximum of $50,000 per year. Persons who are executive vice presidents of the Company, or more senior, or are designated senior executive officers of certain of the Company's subsidiaries, and who have met certain age and length of service requirements, and have been designated by the Board of Directors of the Company, are participants under the plan. In addition, a surviving spouse of a recipient of a pension under the plan is entitled to an annual pension equal to a maximum of $25,000 for the shorter of such spouse's life and 20 years. Each of the named executives (other than Mr. Shannon) were participants under the plan. In addition, the Company has certain understandings whereby certain additional pension amounts may be paid to Messrs. Berenson and Novick, and Ms. Feigin. The Company in 1997 agreed to make certain payments ("pension deposits") to a rabbi trust established with the United States Trust Company of New York which would be used to fund a pension obligation to be payable to Mr. Meyer over the eleven year period following the normal expiration of his current employment agreement ("pension period"). The initial pension deposit, made with respect to 1997, was $1,040,000 and annual pension deposits of $360,000 are scheduled to be made in 1998 through 2002, inclusive. The amount of the pension to be paid to Mr. Meyer will depend on, and be limited to, the funds in the rabbi trust during the pension period. In addition, upon termination of Mr. Meyer's employment prior to the commencement of the pension period or upon his death, any undistributed funds in the rabbi trust would be paid to Mr. Meyer or his estate, as the case may be, in satisfaction of any future obligations with respect to this pension.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

      As of March 1, 1998, the Company had outstanding 900,830 shares of Common Stock and 279,973 shares of Class B Stock.

                                                                    Amount of
                                                                    Shares and
                                                                    Nature of
                                    Name and Address               Beneficial
                                      of Record or                  or Record           Percentage
       Title of Class               Beneficial Owner                Ownership           of Class
       --------------               ----------------                ---------           --------
Common Stock...........        Edward H.  Meyer, as Voting          160,724(a)            17.8
                               Trustee under a Voting Trust
                               Agreement, dated as of
                               February 24, 1986, and as
                               subsequently amended ("Voting
                               Trust Agreement"), among the
                               Voting Trustee, the Company
                               and the Beneficiaries of the
                               Voting Trust Agreement
                               777 Third Avenue New York,
                               New York 10017

                                                                    Amount of
                                                                    Shares and
                                                                    Nature of
                                    Name and Address               Beneficial
                                      of Record or                  or Record           Percentage
       Title of Class               Beneficial Owner                Ownership           of Class
       --------------               ----------------                ---------           --------
Common Stock.......            Edward H. Meyer                      198,537(b)            22.0
                               777 Third Avenue
                               New York, New York 10017

                               The committee administering           46,032(c)             5.1
                               the Company's Employee Stock
                               Ownership Plan
                               777 Third Avenue
                               New York, New York 10017

                               Southeastern Asset Management, Inc.   56,791(d)             6.3
                               6075 Poplar Avenue, Suite 900
                               Memphis, Tennessee 38119

                               Tweedy Browne Company L.P.            55,634(e)             6.2
                               52 Vanderbilt Avenue
                               New York, New York 10017

                               T. Rowe Price Associates, Inc.        60,785(f)             6.7
                               100 E. Pratt Street
                               Baltimore, Maryland 21202

                               All executive officers and           301,932(g)            30.5
                                 directors as a group

Class B Stock......            Edward H. Meyer, as Voting           163,307(a)            58.3
                               Trustee under the Voting Trust
                               Agreement
                               777 Third Avenue
                               New York, New York 10017

                               Edward H. Meyer                      135,573(b)            48.4
                               777 Third Avenue
                               New York, New York 10017

                               The committee administering           56,944(c)            20.3
                               the Company's Employee Stock
                               Ownership Plan
                               777 Third Avenue
                               New York, New York 10017

                               All executive officers and           248,371(g)            81.3
                                 directors as a group

Series I, Series II
  and Series III               Edward H. Meyer                       30,000(h)           100.0
  Preferred Stock..            777 Third Avenue
                               New York, New York 10017

      (a) Represents voting power only and includes certain shares subject to a voting agreement pursuant to which shares owned by an executive officer of the Company will be voted in the same manner as the Voting Trustee votes. Does not include shares issuable upon exercise of options which are, however, contractually bound to be deposited pursuant to the Voting Trust Agreement. In general, investment power over the shares deposited in the voting trust established pursuant to the Voting Trust Agreement is retained by the several beneficiaries of the Voting Trust Agreement. (See "Employment Agreements and Other Transactions" below.)

      (b) Includes shares of Common Stock and of Class B Stock, as the case may be, issuable upon conversion of the Company's 8-1/2% Convertible Subordinated Debentures owned by Mr. Meyer, and shares of Common Stock issuable upon exercise of stock options which are currently exercisable (after giving effect to the assumed conversion and exercise thereof) and Mr. Meyer's beneficial interest in shares of Common Stock and Class B Stock deposited by him pursuant to the Voting Trust Agreement as to which he retains investment power. Does not include shares of Common Stock (5.1% of such class) and of Class B Stock (20.3%) held in the Company's Employee Stock Ownership Plan as to which Mr. Meyer exercises shared voting power by virtue of his membership on the committee charged with its administration. Does not include shares of Common Stock and Class B Stock held in trust for Mr. Meyer's children which have been deposited with the Voting Trust under the Voting Trust Agreement, or shares of Common Stock or of Class B Stock as to which Mr. Meyer exercises voting power by virtue of being the Voting Trustee under the Voting Trust Agreement (other than shares deposited in the Voting Trust by Mr. Meyer).

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

      (g) includes shares of Common Stock (5.1% of such class) and of Class B Stock (20.3%), as the case may be, as to which certain executive officers exercise shared voting power by virtue of their membership on the committee administering the Company's Employee Stock Ownership Plan. Includes shares of Common Stock and Class B Stock as to which the Voting Trustee (Mr. Meyer) under the Voting Trust Agreement exercises voting power. Includes shares of Common Stock and of Class B Stock issuable upon conversion of the Company's 8-1/2% Convertible Subordinated Debentures owned by Mr. Meyer and shares of Common Stock issuable upon exercise of stock options which are exercisable by beneficiaries under the Voting Trust Agreement, who are obliged, under the terms of the Voting Trust Agreement, to deposit in the Voting Trust shares acquired subsequent to the execution of the Voting Trust Agreement, after giving effect to the assumed conversion and exercise thereof. Does not include shares of Common Stock issuable to beneficiaries under the Voting Trust Agreement upon exercise of stock options which are not presently exercisable.

      (h) Represents 20,000 shares of Series I Preferred Stock, and 5,000 shares of each of the Company's Series II and Series III Preferred Stock, of which classes Mr. Meyer owns 100% of the outstanding shares.

Item 13.  Certain Relationships and Related Transactions.

      Messrs. Meyer and Novick have employment agreements with the Company. In addition the Company has an agreement with Mr. Berenson providing for his continued employment with the Company through December 31, 1999 at an annual salary of $625,000 per year. In addition, understandings with Mr. Berenson provided that the Company would advance him a compensatory loan in an amount not to exceed $500,000 to facilitate the purchase of a primary residence which would secure the loan. Such loan was to be repayable five years after it was made or upon termination of Mr. Berenson's employment with the Company under certain circumstances (with the Company having agreed to forgive 20% of the original amount thereof each December 31 on which Mr. Berenson was employed after the closing of the loan). During 1993, in lieu of making the loan to Mr. Berenson and forgiving it as contemplated, the Company assisted Mr. Berenson in securing a loan from a commercial bank by agreeing to amortize up to $100,000 per year for up to five years of the principal on the mortgage loan Mr. Berenson took from such bank. The Company's obligation to reimburse the bank is essentially parallel to the obligation it would have had to Mr. Berenson to forgive the loan the agreement with him contemplated being made to him and, therefore, it is considered the equivalent of a loan forgiveness. In addition, in early 1994, the Company loaned Mr. Berenson $50,000 which is forgivable by the Company assuming his continued employment through 1998. In 1995, the Company loaned Mr. Berenson $125,000 which is forgivable by the Company assuming Mr. Berenson's continued employment through 1999. During 1996, the Company loaned Mr. Berenson $700,000, $200,000 of which is to be repaid with accrued interest in May 1999 and $500,000 of which is to be repaid with accrued interest in December 2003.

      The Company has an employment agreement with Mr. Meyer, which provides for Mr. Meyer's employment with the Company through December 31, 2002. The agreement also provides for a minimum annual salary of $2,900,000 for Mr. Meyer's services as Chief Executive Officer. If the Company terminates Mr. Meyer's full-time employment as Chief Executive Officer without cause (as defined in the agreement), or if Mr. Meyer effects such termination due to a change of control of the Company or other good reason specified in the agreement, Mr. Meyer will receive $3,000,000 in consideration of his employment. The agreement further provides that the Company will defray premiums on life insurance policies on Mr. Meyer's life payable to a beneficiary designated by him; the Company paid $46,647 in premiums in respect of these policies in 1997. The employment agreement also provides that Mr. Meyer may, for a period subsequent to his termination of full-time employment as Chief Executive Officer, provide the Company with consulting services for compensation at the rate of $10,000 per month. If the Company terminates Mr. Meyer's full-time employment as Chief Executive Officer without cause, or if Mr. Meyer effects such termination due to a change in control of the Company or for other good reason, Mr. Meyer will receive a lump sum payment equal to his then current aggregate remuneration multiplied by the greater of the number of years remaining in the term of the employment agreement and the number three. In such event, Mr. Meyer will also have an option to sell to the Company each share of the Common Stock and the Class B Stock which he then owns at the per share market value of the Common Stock. Mr. Meyer's agreement also provides that, for the ten year period (subject to reduction or suspension in the event Mr. Meyer becomes disabled or is in breach of his agreement) following his termination of employment, the Company will, among other things, provide Mr. Meyer with an office, and related office staff and facilities, and the continued use or a car and driver. The Company has also agreed to reimburse Mr. Meyer for certain business expenses incurred by him following termination of his employment up to $100,000 per year during the first five years of such period and $50,000 per year during the remainder of such period, with such amounts being adjusted for increases in the consumer's price index until the date of termination of his employment. During such ten year period, Mr. Meyer has also been charged with the responsibility of overseeing a certain portion of the Company's charitable contributions and, thus, will see to the contribution to charities of $100,000 per year of the Company's funds during the first five years of the period and of $50,000 per year during the remainder of the period.

      In the context of the agreement extending the term of Mr. Meyer's employment agreement through the date hereinabove mentioned, the Company and Mr. Meyer also reached agreement providing for the deferral of certain compensation otherwise payable to him and the payment of such deferred compensation into a trust, commonly referred to as a rabbi trust, established with United States Trust Company of New York. The purpose of the trust arrangement is to enhance the Company's ability to deduct compensation paid to Mr. Meyer without the application of Section 162(m) of the Internal Revenue Code ("Section") at such times as the monies are paid to Mr. Meyer from the trust. The Section, under certain circumstances, denies a tax deduction to an employer for certain compensation expenses in excess of $1,000,000 per year paid by a publicly held corporation to certain of its executives. For 1997, all cash compensation payable to Mr. Meyer in excess of $930,000 was deferred and paid into the trust. In 1998 and subsequent years, such compensation as shall be timely elected by Mr. Meyer shall be deferred and paid into the trust provided that no such election shall cause any compensation paid to Mr. Meyer to be non-deductible by reason of the Section. Amounts deferred and paid into the trust shall be paid to Mr. Meyer or to his estate, as the case may be, upon the expiration of Mr. Meyer's employment agreement, or the termination of his employment by reason of death or disability. For the purpose of the presentation of Mr. Meyer's compensation in the Summary Compensation Table hereinabove provided, the amounts deferred and paid into the trust are deemed having been paid to Mr. Meyer.

      In 1983, the Company sold and issued $3,025,000 principal amount of its 8-1/2% Convertible Subordinated Debentures, due December 10, 2003, to Mr. Meyer in consideration of a purchase price of equal amount, of which $25,000 was paid in cash and the remainder by delivery of Mr. Meyer's long-term 9% full recourse promissory note in the principal amount of $3,000,000, due December 31, 2004. The Debentures are convertible at any time into one share of Common Stock and one share of Class B Stock, at a current conversion price of $118.54, subject to adjustment upon the occurrence of certain events. During 1992, Mr. Meyer exercised certain stock options which had been granted to him in 1984, and, in connection therewith pursuant to the stock option agreement, issued to the Company his promissory note in the amount of $3,169,690, representing the exercise price in excess of the par value of the shares issued on exercise, which amount was paid in cash, and his promissory note in the amount of $2,339,998, representing the amount of tax required to be withheld in connection with such option exercise. The promissory notes are each full recourse, mature on December 22, 2001 and bear interest at the rate of 6.06% per year. Mr. Meyer is also indebted to the Company in the aggregate amount of $762,950 pursuant to long-term 9%, full recourse promissory notes delivered to the Company in 1981, 1982 and 1983 as part payment for Mr. Meyer's purchase of shares of Series 1, 2 and Series 3 Preferred Stock (collectively, "Original Preferred Stock"). In 1994, the Company and Mr. Meyer entered into an Exchange Agreement pursuant to which Mr. Meyer exchanged the Original Preferred Stock for a like number of shares of new Preferred Stock, designated Series I Preferred Stock, Series II Preferred Stock and Series III Preferred Stock (collectively, the "New Preferred Stock"). The redemption date of the three series of new preferred stock is fixed at April 7, 2004 rather than on a date determined by reference to Mr. Meyer's termination of full-time employment with the Company. The terms of the New Preferred Stock also give Mr. Meyer or his estate, as the case may be, the option to require the Company to redeem his Preferred Stock for a period of 12 months following his (i) death, (ii) permanent disability or permanent mental disability, (iii) termination of full-time employment for good reason or (iv) termination of full-time employment by the Company without cause.

      During 1994, the Company entered into an agreement with Mr. Novick pursuant to which his employment by the Company was continued at a minimum annual compensation, as of 1997, of $825,000 per year. The agreement provides that Mr. Novick shall remain employed with the Company through 1998, and that, during the term of his agreement, he shall have an annual allocation pursuant to the SMIP of not less than $150,000 and an annual bonus of not less than $75,000. The agreement also provided for the Company to lend to Mr. Novick $600,000 to acquire a new residence intended to be used, in part, for business entertaining. This loan is forgivable in three annual installments of $200,000 at the end of each of 1996, 1997 and 1998, provided Mr. Novick is then employed by the Company. During 1997 the Company forgave $200,000 of this loan.

      If Mr. Meyer had been terminated effective December 31, l997 under circumstances which would have resulted in payment of the special severance detailed in the foregoing description of his agreement, the amount then payable to him would have been $42,813,532. Other than pursuant to the loans described above in connection with Mr. Meyer's securities, and Messrs. Berenson's and Novick's arrangements, no executive named above is indebted to the Company for more than $60,000. Certain key employees of the Company, including the named executives and certain members of their immediate families ("Beneficiaries"), have entered into the Voting Trust Agreement, as amended in 1987 and 1994, pursuant to which the Beneficiaries have deposited the shares of Common Stock and Class B Stock owned by them into a voting trust. The Beneficiaries have also agreed to deposit into the voting trust shares of Common Stock or Class B Stock hereafter acquired by them. The trust was extended in 1994 and will continue until 2004. Mr. Meyer has been designated the sole Voting Trustee. Beneficiaries retain the sole authority to receive dividends and, in general, to dispose of their shares held in the voting trust. The Company has entered into indemnification agreements with each of the members of the Board of Directors providing, generally, for the fullest indemnification permitted by law.