Form 10-Q
period 1998-03-31
GREY ADVERTISING INC /DE/
filed 1998-05-15
CIK 43952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1998

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-7898

                              GREY ADVERTISING INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                                 13-0802840
(State or other jurisdiction of                      (I.R.S. Employer Identification Number)
incorporation or organization)

777 Third Avenue, New York, New York                                 10017
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number,                                     212-546-2000
  including area code:

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

Yes      X                        No

As of April 30, 1998, the total number of shares outstanding of Registrant's Common Stock, par value $1 per share ("Common Stock"), was 962,796 and of Registrant's Limited Duration Class B Common Stock, par value $1 per share ("Class B Common Stock"), was 274,969.

                              GREY ADVERTISING INC.

                      AND CONSOLIDATED SUBSIDIARY COMPANIES

                                      INDEX





                                                                                            PAGE NO.
                                                                                            --------

                  Financial Statements:

                      Condensed Consolidated Balance Sheets                                      3

                      Condensed Consolidated Statements of Income                                5

                      Condensed Consolidated Statements of Cash Flows                            6

                      Notes to Condensed Consolidated Financial Statements                       8

                  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                       11

                  Other Information                                                             13

                  Signatures                                                                    14

                  Index to Exhibits                                                             15

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                              MARCH 31, 1998         DECEMBER 31, 1997
                                                                              --------------         -----------------
ASSETS                                                                                                    (A)
Current assets:
   Cash and cash equivalents                                                  $   97,139,000          $  150,553,000
   Marketable securities                                                          43,757,000              15,401,000
   Accounts receivable                                                           653,690,000             647,524,000
   Expenditures billable to clients                                               53,967,000              54,687,000
   Other current assets                                                           54,501,000              56,225,000
                                                                              --------------          --------------
Total current assets                                                             903,054,000             924,390,000
Investments in and advances to nonconsolidated affiliated companies               20,021,000              18,386,000
Fixed assets-at cost, less accumulated depreciation of $118,334,000
   and $116,443,000                                                               90,157,000              88,006,000
Marketable securities                                                             37,362,000              57,340,000
Intangibles and other assets - including loans to executive officers
   of $5,572,000 in 1998 and 1997                                                110,295,000             111,865,000
                                                                              ==============          ==============
Total assets                                                                  $1,160,889,000          $1,199,987,000
                                                                              ==============          ==============

     See accompanying notes to condensed consolidated financial statements.
          (A) The consolidated balance sheet has been derived from the audited financial statements at that date.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                   (CONTINUED)


                                                                                          MARCH 31, 1998         DECEMBER 31, 1997
                                                                                          --------------         -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                                                     (A)
Current liabilities:
   Accounts payable                                                                      $   683,854,000           $   709,959,000
   Notes payable to banks                                                                     41,729,000                22,455,000
   Accrued expenses and other                                                                106,603,000               122,269,000
   Income taxes payable                                                                        9,644,000                19,181,000
                                                                                         ---------------           ---------------
Total current liabilities                                                                    841,830,000               873,864,000
Other liabilities, including deferred compensation of $35,313,000 in
   1998 and $36,481,000 in 1997                                                               60,498,000                61,723,000
Long-term debt                                                                                78,025,000                78,025,000
Minority interest                                                                             11,994,000                13,309,000
Redeemable preferred stock - at redemption value; par value $1 per share;
   authorized 500,000 shares; issued and outstanding 30,000 shares in 1998 and
   32,000 shares in 1997
                                                                                              10,459,000                10,760,000
Common stockholders' equity:
   Common Stock - par value $1 per share; authorized 10,000,000 shares; issued
     1,184,080 in 1998 and 1,124,324 in 1997                                                   1,184,000                 1,124,000
   Limited Duration Class B Common Stock - par value $1 per share; authorized
     2,000,000 shares; issued 303,091 shares in 1998 and 307,460 shares in 1997                 303,000                   308,000
   Paid-in additional capital                                                                 38,582,000                44,349,000
   Retained earnings                                                                         172,653,000               169,214,000
   Cumulative translation adjustment                                                         (11,404,000)               (9,422,000)
   Unrealized gain on marketable securities                                                      440,000                   189,000
   Loans to officer used to purchase Common Stock and
    Limited Duration Class B Common Stock                                                     (4,726,000)               (4,726,000)
                                                                                         ---------------           ---------------
                                                                                             197,032,000               201,036,000
   Less - cost of 224,219 and 222,098 shares of Common Stock and 26,762 and
     26,762 shares of Limited Duration Class B Common Stock held in treasury at
     March 31, 1998 and December 31, 1997,
     respectively                                                                             38,949,000                38,730,000
                                                                                         ---------------           ---------------
Total common stockholders' equity                                                            158,083,000               162,306,000
                                                                                         ===============           ===============
Total liabilities and stockholders' equity                                               $ 1,160,889,000           $ 1,199,987,000
                                                                                         ===============           ===============

     See accompanying notes to condensed consolidated financial statements.
          (A) The consolidated balance sheet has been derived from the audited financial statements at that date.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                                               1998                    1997
                                                          -------------------------------------
Commissions and fees                                      $ 215,714,000           $ 188,748,000
Expenses:
   Salaries and employee related expenses                   136,193,000             122,086,000
   Office and general expenses                               68,997,000              58,019,000
                                                          -------------------------------------
                                                            205,190,000             180,105,000
                                                          -------------------------------------
                                                             10,524,000               8,643,000

Other income - net                                            1,572,000                 939,000
                                                          -------------------------------------
Income of consolidated companies
   before taxes on income                                    12,096,000               9,582,000
Provision for taxes on income                                 6,504,000               5,263,000
                                                          -------------------------------------
Income of consolidated companies                              5,592,000               4,319,000
Minority interest applicable to
    consolidated companies                                   (1,075,000)               (369,000)
Equity in earnings of nonconsolidated affiliated
   companies                                                    516,000                 625,000
                                                          -------------------------------------

Net income                                                $   5,033,000           $   4,575,000
                                                          =====================================

Weighted average number
    of common shares outstanding
         Basic                                                1,181,642               1,180,611
         Diluted                                              1,367,401               1,352,311
Earnings per common share
         Basic                                                    $4.50                   $4.07
         Diluted                                                  $3.91                   $3.58

Dividends per common share                                        $1.00                   $1.00
                                                          =====================================

     See accompanying notes to condensed consolidated financial statements.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                    FOR THE THREE MONTHS ENDED MARCH 31,
                                                                        1998                   1997
                                                                   -------------------------------------
OPERATING ACTIVITIES
Net income                                                         $  5,033,000           $  4,575,000
Adjustments to reconcile net income to net cash used in
operating activities:
   Depreciation and amortization of fixed assets                      6,909,000              5,726,000
   Amortization of intangibles                                        1,693,000              1,326,000
   Deferred compensation                                              2,799,000              3,016,000
   Equity in earnings of nonconsolidated affiliated
   companies, net of dividends received of $68,000 in
   1998 and none in 1997                                               (448,000)              (625,000)
   Gains from the sale of marketable securities                        (131,000)
   Minority interest applicable to consolidated companies             1,075,000                369,000
   Restricted stock (income) expense                                    (57,000)                49,000
   Deferred income taxes                                                520,000             (1,775,000)
Changes in operating assets and liabilities:
   Increase in accounts receivable                                   (9,903,000)            (7,124,000)
   Decrease  in expenditures billable to clients                        222,000                427,000
   Decrease (increase) in other current assets                        1,990,000             (3,150,000)
   Decrease (increase) in other assets                                1,355,000             (2,022,000)
   Decrease in accounts payable                                     (23,428,000)           (32,473,000)
   Decrease in accrued expenses and other                           (31,926,000)            (9,193,000)
   Decrease in income taxes payable                                  (4,063,000)            (4,675,000)
   (Decrease) increase in other liabilities                            (759,000)               474,000
                                                                   -------------------------------------
Net cash used in operating activities                               (49,119,000)           (45,075,000)

INVESTING ACTIVITIES
Purchases of fixed assets                                            (9,485,000)            (6,254,000)
Trust fund deposits                                                  (1,328,000)            (1,051,000)
Increase in investments and advances to
   nonconsolidated affiliated companies                              (1,187,000)              (168,000)
Purchases of marketable securities                                  (48,507,000)            (6,277,000)
Proceeds from the sale of marketable securities                      40,492,000              7,320,000
Increase in intangibles, primarily goodwill                             (81,000)            (2,948,000)
                                                                   -------------------------------------
Net cash used in investing activities                               (20,096,000)            (9,378,000)

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)


                                                             FOR THE THREE MONTHS ENDED MARCH 31,
                                                                 1998                    1997
                                                           --------------------------------------
FINANCING ACTIVITIES
Net proceeds from short-term borrowings                       19,465,000              15,777,000
Common Shares acquired for treasury                              (39,000)                (56,000)
Redemption of preferred stock                                   (651,000)
Cash dividends paid on Common Shares                          (1,180,000)             (1,183,000)
Cash dividends paid on redeemable preferred stock                (64,000)                (64,000)
Repurchase of restricted stock                                   (26,000)
Proceeds from exercise of stock options                                                   71,000
                                                           --------------------------------------
Net cash provided by financing activities                     17,505,000              14,545,000
Effect of exchange rate changes on cash                       (1,704,000)             (2,875,000)
                                                           --------------------------------------
Decrease in cash and cash equivalents                        (53,414,000)            (42,783,000)
Cash and cash equivalents at beginning of period             150,553,000             112,485,000
                                                           --------------------------------------
Cash and cash equivalents at end of period                 $  97,139,000           $  69,702,000
                                                           =====================================

     See accompanying notes to condensed consolidated financial statements.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. As permitted by the Securities and Exchange Commission, the accompanying unaudited Consolidated Financial Statements and Notes thereto have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

2. The financial statements as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included.

3. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

4. The provision for taxes on income is greater than the Federal statutory rate principally due to state and local income taxes, and effective foreign tax rates in excess of the Federal statutory rate.

5. As of March 31, 1998 and December 31, 1997, the Company had outstanding 20,000 shares of Series I Preferred Stock and 5,000 shares each of its Series II and Series III Preferred Stock. The holder of these shares is the Chairman and Chief Executive Officer of the Company. In addition, on December 31, 1997 there were outstanding 2000 shares of Series 1 Preferred Stock which were held by a former employee; these shares were redeemed during the quarter ended March 31, 1998. Each share of Preferred Stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock (subject to certain adjustments) upon redemption, less a fixed discount established upon the issuance of the Preferred Stock. Each class of Preferred Stock is entitled to receive cumulative preferential dividends at the annual rate of $.25 per share, and to participate in dividends on one share of the Common Stock and one share of the Class B Common Stock to the extent such dividends exceed the per share preferential dividend.

     The redemption date for the Series I, Series II and Series III Preferred Stock is fixed at April 7, 2004. The terms of the Series I, Series II and Series III Preferred Stock also give the holder, his estate or his legal representative, as the case may be, the option to require the Company to redeem his Preferred Stock for a period of 12 months following his (i) death, (ii) permanent disability or permanent mental disability, (iii) termination of full-time employment for good reason or (iv) termination of full-time employment by the Company without cause. In connection with his ownership of Series I, Series II and Series III Preferred Stock, the holder issued to the Company full recourse promissory notes (which are included in Other Assets in the accompanying condensed consolidated balance sheets).

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


6. The computations of basic earnings per common share for the three months ended March 31, 1998 and 1997 are based on the weighted average number of common shares outstanding and, for diluted earnings per common share, are adjusted for the effect, if any, of the assumed exercise of dilutive stock options, for shares issuable pursuant to the Company's Senior Management Incentive Plan and for the assumed conversion of the 8-1/2% Convertible Subordinated Debentures. Also, for the purpose of computing earnings per common share for the three months ended March 31, 1998 and March 31, 1997, the Company's net income was adjusted by dividends paid on the Company's preferred stock and also by the change in redemption value of the Company's preferred stock. In computing diluted earnings per common share, the average quarterly market price was used to determine the number of shares which would be assumed to be repurchased. The market price for a share of Class B Common Stock, which is not publicly traded, is deemed to be equal to the market price of a share of Common Stock, into which a share of Class B Common Stock may be converted at the option of the holder, as of the date such valuation is made. The following table shows the amounts used in computing earnings per common share ("EPS") and the effect on income and the weighted average number of shares of dilutive potential common stock:


                                                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                                                        ------------------------------------
                                                                              1998              1997 (2)
                                                                          ------------------------------
                     BASIC EARNINGS PER COMMON SHARE
       WEIGHTED AVERAGE SHARES                                             1,181,642           1,180,611
                                                                          ------------------------------
       Net income                                                         $5,033,000          $4,575,000
       Effect of dividend requirements
           and the change in redemption value
           of redeemable preferred stock                                     286,000             236,000
                                                                          ------------------------------
       NET EARNINGS USED IN COMPUTATION                                   $5,319,000          $4,811,000
                                                                          ------------------------------

       PER SHARE AMOUNT                                                        $4.50               $4.07
                                                                          ==============================

                    DILUTED EARNINGS PER COMMON SHARE
       Weighted average shares used in the Basic EPS calculation           1,181,642           1,180,611
       Net effect of dilutive stock options and
           stock incentive plans (1)                                         134,720             120,808
       Assumed conversion of 8.5%
           convertible subordinated
           debentures issued December 1983                                    51,039              50,892
                                                                          ------------------------------
       ADJUSTED WEIGHTED AVERAGE SHARES                                    1,367,401           1,352,311
                                                                          ------------------------------

       Net earnings used in the Basic EPS calculation                     $5,319,000          $4,811,000
       8.5% convertible subordinated
           debentures interest net of income tax effect                       34,000              35,000
                                                                          ------------------------------
       NET EARNINGS USED IN COMPUTATION                                   $5,353,000          $4,846,000
                                                                          ------------------------------

       PER SHARE AMOUNT                                                        $3.91               $3.58
                                                                          ==============================


     (1) Includes 94,919 and 94,686 shares for 1998 and 1997, respectively, issuable pursuant to the terms of the Senior Management Incentive Plan.
     (2) After restatement for adoption of FAS 128, Earnings Per Share

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


7. As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income ("FAS 130"). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. FAS 130 requires the unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. The prior year Consolidated Statement of Common Stockholders' Equity will be reclassified to conform to the requirements of FAS 130.

     During the first quarter of 1998 and 1997, total comprehensive income
     (loss) amounted to $3,302,000 and ($3,929,000), respectively. The difference between net income and comprehensive income (loss) in both 1998 and 1997 is primarily attributable to the reduction of the net assets of the Company's European operations due to the strengthening of the US dollar against the European currencies.

  8. In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosure About Segments of an Enterprise and Related Information ("FAS 131"). FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. FAS 131 is effective for fiscal years beginning after December 15, 1997. The adoption of this statement is not expected to have any impact on the Company's consolidated financial statements.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Income from commissions and fees increased 14.3% during the first quarter of 1998 when compared to the same period in 1997. Absent exchange rate fluctuations, gross income increased 19.3 % in 1998 when compared to the same period in 1997. In the first quarters of 1998 and 1997, respectively, 46.7% and 46.4% of consolidated gross income was attributable to domestic operations and 53.3% and 53.6% to international operations. In the first quarter of 1998, gross income from domestic operations increased 15.0% versus the respective prior period, while gross income from international operations increased 13.6%, (23.0% absent exchange rate fluctuations) for the quarter. The increase in gross income primarily resulted from expanded activities from existing clients, and the continued growth of the Company's general agency and specialized operations.

Salaries and employee related expenses increased 11.6% in 1998 when compared to the respective prior period. Office and general expenses increased 18.9% in 1998 versus the respective prior period. These changes, taken together, are generally in line with the increase in gross income.

Inflation did not have a material effect on revenue or expenses during 1998 or 1997.

Minority interest increased by $706,000 in the first quarter of 1998 as compared to the respective prior period. The increase is primarily due to changes in the level of profits of majority-owned companies.

Equity in earnings of nonconsolidated affiliated companies decreased by $109,000 in the first quarter of 1998 as compared to the respective prior period. The decrease is primarily due to changes in the level of profits of nonconsolidated affiliated companies.

The effective tax rate was 53.8% in the first quarter of 1998 versus 54.9% in the same period in 1997. The decrease is due, in large part, to the change in the mix of pre-tax income from consolidated companies in countries with lower effective tax rates.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

Net income was $5,033,000 in the first quarter of 1998 as compared to $4,575,000 in the respective prior period. Basic and diluted earnings per common share for the first quarter of 1998 was $4.50 and $3.91, respectively, as compared to $4.07 and $3.58 in the comparable quarter in 1997.


LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $10,698,000 from $50,526,000 at December 31, 1997 to $61,224,000 at March 31, 1998. The increase in working capital is largely attributable to the increase in short-term marketable securities. Cash and cash equivalents decreased by $53,414,000 from $150,553,000 to $97,139,000. The decrease in cash and cash equivalents is largely attributable to the settlement of year-end payable balances which were higher at the end of 1997. Domestically, the Company has committed lines of credit totaling $51,000,000. These lines of credit were partially utilized during the three months ended March 31, 1998 and 1997 to secure obligations of selected foreign subsidiaries. There was $3,000,000 and $26,000,000 outstanding under these credit lines as of March 31, 1998 and 1997, respectively.

Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. There was $38,729,000 and $80,335,000 outstanding at March 31, 1998 and 1997, respectively.

                                     PART II
                                OTHER INFORMATION
                                       13





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



                                       GREY ADVERTISING INC.

                                                (REGISTRANT)


DATE:  May 14, 1998                    By:/s/         Steven G. Felsher
                                          -----------------------------
                                       Steven G. Felsher
                                       Executive Vice President -
                                       Finance - Worldwide
                                       Secretary and Treasurer
                                       (Duly Authorized Officer)


DATE:  May 14, 1998                    By:/s/        Lester M. Feintuck
                                          -----------------------------
                                       Lester M. Feintuck
                                       Senior Vice President -
                                       Chief Financial Officer - US Operations
                                       Controller
                                       (Chief Accounting Officer)

                                INDEX TO EXHIBITS

                                                                                          Page Number in
       Number Assigned to                                                              Sequential Numbering
      Exhibit (i.e. 601 of                 Table of Item 601 Exhibits                  System Where Exhibit
         Regulation S-K)                    Description of Exhibits                         May be Found
         ---------------                    -----------------------                         ------------
               10.01           Tenth Amendment to Employment Agreement, dated                    16
                               as of April 30, 1998, by and between Grey and
                               Edward H. Meyer.

               10.02           Second Amendment to Deferred Compensation Trust                   24
                               Agreement, dated as of April 30, 1998, by and
                               between Grey and United States Trust Company of
                               New York.

                 27            Financial Data Schedule                                           30