Form 10-Q
period 1998-06-30
GREY ADVERTISING INC /DE/
filed 1998-08-14
CIK 43952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1998

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

Yes      X                        No

As of July 31, 1998, the total number of shares outstanding of Registrant's Common Stock, par value $1 per share ("Common Stock"), was 966,000 and of Registrant's Limited Duration Class B Common Stock, par value $1 per share ("Class B Common Stock"), was 271,833.

                              GREY ADVERTISING INC.

                      AND CONSOLIDATED SUBSIDIARY COMPANIES

                                      INDEX


                                                                                            PAGE NO.
                                                                                            --------
                  Financial Statements:

                      Condensed Consolidated Balance Sheets                                      3

                      Condensed Consolidated Statements of Income                                5

                      Condensed Consolidated Statements of Cash Flows                            6

                      Notes to Condensed Consolidated Financial Statements                       8

                  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                       11

                  Other Information                                                             14

                  Signatures                                                                    15

                  Index to Exhibits                                                             16

          GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                              JUNE 30, 1998    December 31, 1997
                                               (UNAUDITED)            (A)
                                              --------------   -----------------
Assets
Current assets:
   Cash and cash equivalents                  $  137,444,000    $  150,553,000
   Marketable securities                          43,127,000        15,401,000
   Accounts receivable                           688,991,000       647,524,000
   Expenditures billable to clients               64,902,000        54,687,000
   Other current assets                           57,412,000        56,225,000
                                              --------------    --------------
Total current assets                             991,876,000       924,390,000
Investments in and advances to
 nonconsolidated affiliated companies             21,304,000        18,386,000

Fixed assets-at cost, less accumulated
 depreciation of $128,166,000 in 1998
 and $116,443,000 in 1997                         95,330,000        88,006,000
Marketable securities                             41,590,000        57,340,000
Intangibles and other assets - including
 loans to executive officers of $5,572,000
 in 1998 and 1997                                123,241,000       111,865,000
                                              --------------    --------------
Total assets                                  $1,273,341,000    $1,199,987,000
                                              ==============    ==============

     See accompanying notes to condensed consolidated financial statements.

(A) The condensed consolidated balance sheet has been derived from the audited financial statements at that date.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                                                 JUNE 30, 1998     December 31, 1997
                                                  (UNAUDITED)             (A)
                                                ---------------    -----------------
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                               $   746,864,000     $   709,959,000
 Notes payable to banks                              53,152,000          22,455,000
 Accrued expenses and other                         136,277,000         122,269,000
 Income taxes payable                                11,137,000          19,181,000
                                                ---------------     ---------------
Total current liabilities                           947,430,000         873,864,000
Other liabilities, including deferred
 compensation of $36,534,351 in 1998
 and $28,738,000 in 1997                             61,544,000          61,723,000
Long-term debt                                       78,025,000          78,025,000
Minority interest                                    11,067,000          13,309,000
Redeemable preferred stock - at redemption
 value; par value $1 per share;
 authorized 500,000 shares; issued and
 outstanding 30,000 shares in 1998 and
 32,000 shares in 1997                               10,183,000          10,760,000
Common stockholders' equity:
 Common Stock - par value $1 per share;
   authorized 10,000,000 shares; issued
   1,189,211 in 1998 and 1,124,324  in 1997           1,189,000           1,124,000
 Limited Duration Class B Common Stock -
   par value $1 per share; authorized
   2,000,000 shares; issued 298,595 shares
   in 1998 and 307,460 shares in 1997                   299,000             308,000
 Paid-in additional capital                          38,460,000          44,349,000
 Retained earnings                                  179,948,000         169,214,000
 Cumulative translation adjustment                  (11,906,000)         (9,422,000)
 Unrealized gain on marketable securities               651,000             189,000
 Loans to officer used to purchase
   Common Stock and Limited Duration
   Class B Common Stock                              (4,726,000)         (4,726,000)
                                                ---------------     ---------------
                                                    203,915,000         201,036,000

 Less - cost of 222,971 and 222,098 shares
   of Common Stock and 26,762 shares
   of Limited Duration Class B Common Stock
   held in treasury at June 30, 1998 and
   December 31, 1997, respectively                   38,823,000          38,730,000
                                                ---------------     ---------------
Total common stockholders' equity                   165,092,000         162,306,000
                                                ---------------     ---------------
Total liabilities and stockholders' equity      $ 1,273,341,000     $ 1,199,987,000
                                                ===============     ===============


     See accompanying notes to condensed consolidated financial statements.

(A) The condensed consolidated balance sheet has been derived from the audited financial statements at that date.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                                          JUNE 30,                            JUNE 30,
                                                                   1998              1997              1998              1997
                                                              -------------     -------------     -------------     -------------
Commissions and fees                                          $ 233,271,000     $ 206,208,000     $ 448,985,000     $ 394,956,000
Expenses:
   Salaries and employee related expenses                       145,812,000       128,208,000       282,005,000       250,294,000
   Office and general expenses                                   67,436,000        60,314,000       136,433,000       118,333,000
                                                              -------------     -------------     -------------     -------------
                                                                213,248,000       188,522,000       418,438,000       368,627,000
                                                              -------------     -------------     -------------     -------------
                                                                 20,023,000        17,686,000        30,547,000        26,329,000

Other income - net                                                  559,000           807,000         2,131,000         1,746,000
                                                              -------------     -------------     -------------     -------------
Income of consolidated companies before taxes on income          20,582,000        18,493,000        32,678,000        28,075,000
Provision for taxes on income                                    10,331,000         9,247,000        16,835,000        14,510,000
                                                              -------------     -------------     -------------     -------------
Income of consolidated companies                                 10,251,000         9,246,000        15,843,000        13,565,000
Minority interest applicable to
    consolidated companies                                       (2,436,000)       (2,072,000)       (3,511,000)       (2,441,000)
Equity in earnings of nonconsolidated affiliated companies          502,000           526,000         1,018,000         1,151,000
                                                              -------------     -------------     -------------     -------------

Net income                                                    $   8,317,000     $   7,700,000     $  13,350,000     $  12,275,000
                                                              =============     =============     =============     =============

Weighted average number
    of common shares outstanding
         Basic                                                    1,233,670         1,180,125         1,207,753         1,180,453
         Diluted                                                  1,344,721         1,354,032         1,354,219         1,353,234
Earnings per common share
         Basic                                                     $6.47            $6.22             $11.01            $10.29
         Diluted                                                   $5.96            $5.45             $ 9.87            $ 9.03

Dividends per common share                                         $1.00            $1.00             $2.00             $ 2.00
                                                              =============     =============     =============     =============


     See accompanying notes to condensed consolidated financial statements.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           FOR THE SIX MONTHS ENDED JUNE 30,
                                                                 1998             1997
                                                             ------------     ------------
Operating activities
Net income                                                   $ 13,350,000     $ 12,275,000
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation and amortization of fixed assets               13,824,000       11,750,000
   Amortization of intangibles                                  3,603,000        2,633,000
   Deferred compensation                                        5,008,000        7,324,000
   Equity in earnings of nonconsolidated affiliated
     companies, net of dividends received of $209,000 in
     1998 and $442,000 in 1997                                   (809,000)        (709,000)
   Gains from the sale of marketable securities                  (163,000)
   Minority interest applicable to consolidated companies       3,511,000        2,441,000
   Restricted stock (income) expense                              (32,000)          98,000
   Deferred income taxes                                       (1,980,000)      (3,550,000)
 Changes in operating assets and liabilities:
   Increase in accounts receivable                            (49,699,000)     (56,150,000)
   Increase in expenditures billable to clients               (11,636,000)      (6,993,000)
   Increase in other current assets                            (2,161,000)      (5,146,000)
   Decrease (increase) in other assets                          3,498,000       (4,009,000)
   Increase in accounts payable                                44,532,000       40,004,000
   Decrease in accrued expenses and other                        (864,000)     (10,225,000)
   Decrease in income taxes payable                            (2,187,000)      (4,318,000)
   Decrease in other liabilities                               (4,400,000)      (3,376,000)
                                                             ------------     ------------
Net cash provided by (used in) operating activities            13,395,000      (17,951,000)

INVESTING ACTIVITIES
Purchases of fixed assets                                     (22,273,000)     (14,868,000)
Trust fund deposits                                            (3,253,000)      (1,692,000)
Increase in investments and advances to
   nonconsolidated affiliated companies                        (2,109,000)      (1,323,000)
Purchases of marketable securities                            (53,095,000)     (10,243,000)
Proceeds from the sale of marketable securities                41,721,000       14,484,000
Increase in intangibles, primarily goodwill                   (13,369,000)      (6,466,000)
                                                             ------------     ------------
Net cash used in investing activities                         (52,378,000)     (20,108,000)

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)

                                                      FOR THE SIX MONTHS ENDED JUNE 30,
                                                            1998              1997
                                                       -------------     -------------
FINANCING ACTIVITIES
Net proceeds from short-term borrowings                   31,930,000        16,866,000
Common shares acquired for treasury                                           (218,000)
Redemption of preferred stock                               (651,000)
Cash dividends paid on common shares                      (2,419,000)       (2,368,000)
Cash dividends paid on redeemable preferred stock           (124,000)         (128,000)
(Repurchase) Issuance of restricted stock                    (88,000)            3,000
Proceeds from exercise of stock options                                         71,000
                                                       -------------     -------------
Net cash provided by financing activities                 28,648,000        14,226,000
Effect of exchange rate changes on cash                   (2,774,000)       (7,367,000)
                                                       -------------     -------------
Decrease in cash and cash equivalents                    (13,109,000)      (31,200,000)
Cash and cash equivalents at beginning of period         150,553,000       112,485,000
                                                       -------------     -------------
Cash and cash equivalents at end of period             $ 137,444,000     $  81,285,000
                                                       =============     =============



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

2. The financial statements as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included.

3. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

4. The provision for taxes on income is greater than the Federal statutory rate principally due to state and local income taxes, and effective foreign tax rates in excess of the Federal statutory rate.

5. As of June 30, 1998 and December 31, 1997, the Company had outstanding 20,000 shares of Series I Preferred Stock and 5,000 shares each of its Series II and Series III Preferred Stock. The holder of these shares is the Chairman and Chief Executive Officer of the Company. In addition, on December 31, 1997 there were outstanding 2000 shares of Series 1 Preferred Stock which were held by a former employee; these shares were redeemed during the quarter ended March 31, 1998. Each share of Preferred Stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock (subject to certain adjustments) upon redemption, less a fixed discount established upon the issuance of the Preferred Stock. Each class of Preferred Stock is entitled to receive cumulative preferential dividends at the annual rate of $.25 per share, and to participate in dividends on one share of the Common Stock and one share of the Class B Common Stock to the extent such dividends exceed the per share preferential dividend.

         The redemption date for the Series I, Series II and Series III Preferred Stock is fixed at April 7, 2004. The terms of the Series I, Series II and Series III Preferred Stock also give the holder, his estate or his legal representative, as the case may be, the option to require the Company to redeem the Preferred Stock for a period of 12 months following his (i) death, (ii) permanent disability or permanent mental disability, (iii) termination of full-time employment for good reason or (iv) termination of full-time employment by the Company without cause. In connection with his acquisition of the Preferred Stock, the holder issued to the Company full recourse promissory notes (which are included in Other Assets in the accompanying condensed consolidated balance sheets).

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



6. The computations of basic earnings per common share for the three and six months ended June 30, 1998 and 1997 are based on the weighted average number of common shares outstanding and, for diluted earnings per common share, are adjusted for the effect, if any, of the assumed exercise of dilutive stock options, for shares issuable pursuant to the Company's Senior Management Incentive Plan and for the assumed conversion of the 8-1/2% Convertible Subordinated Debentures. Also, for the purpose of computing earnings per common share for the three and six months ended June 30, 1998 and June 30, 1997, the Company's net income was adjusted by dividends paid on the Company's preferred stock and also by the change in redemption value of the Company's preferred stock. In computing diluted earnings per common share, the average quarterly market price was used to determine the number of shares which would be assumed to be repurchased. The market price for a share of Class B Common Stock, which is not publicly traded, is deemed to be equal to the market price of a share of Common Stock, into which a share of Class B Common Stock may be converted at the option of the holder, as of the date such valuation is made. The following table shows the amounts used in computing earnings per common share ("EPS") and the effect on income and the weighted average number of shares of dilutive potential common stock:

                                                  FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                           JUNE 30,                             JUNE 30,
                                                  ---------------------------------------------------------------
                                                       1998             1997(2)           1998          1997(2)
                                                  ---------------------------------------------------------------
    BASIC EARNINGS PER COMMON SHARE
WEIGHTED AVERAGE SHARES                              1,233,670        1,180,125        1,207,753        1,180,453
                                                  ------------     ------------     ------------     ------------

Net income                                        $  8,317,000     $  7,700,000     $ 13,350,000     $ 12,275,000
Effect of dividend requirements and the
 change in redemption value of redeemable
 preferred stock                                      (336,000)        (361,000)         (51,000)        (128,000)
                                                  ------------     ------------     ------------     ------------
NET EARNINGS USED IN COMPUTATION                  $  7,981,000     $  7,339,000     $ 13,299,000     $ 12,147,000
                                                  ------------     ------------     ------------     ------------

PER SHARE AMOUNT                                     $ 6.47           $ 6.22           $11.01           $10.29
                                                     ======           ======           ======           ======

     DILUTED EARNINGS PER COMMON SHARE
Weighted average shares used in the Basic EPS
 calculation                                         1,233,670        1,180,125        1,207,753        1,180,453
Net effect of dilutive stock options and stock
 incentive plans (1)                                    60,011          122,890           95,426          121,764
Assumed conversion of  8.5% convertible
 subordinated debentures                                51,040           51,017           51,040           51,017
                                                  ------------     ------------     ------------     ------------
ADJUSTED WEIGHTED AVERAGE SHARES                     1,344,721        1,354,032        1,354,219        1,353,234
                                                  ------------     ------------     ------------     ------------

Net earnings used in the Basic EPS calculation    $  7,981,000     $  7,339,000     $ 13,299,000     $ 12,147,000
8.5% convertible subordinated debentures
 interest net of income tax effect                      34,000           35,000           68,000           69,000
                                                  ------------     ------------     ------------     ------------
NET EARNINGS USED IN COMPUTATION                  $  8,015,000     $  7,374,000     $ 13,367,000     $ 12,216,000
                                                  ------------     ------------     ------------     ------------

PER SHARE AMOUNT                                     $ 5.96           $ 5.45           $ 9.87           $ 9.03
                                                     ======           ======           ======           ======

(1) Includes 11,152 and 51,021 for the three and six months ended June 30, 1998, respectively, and 94,097 shares for both comparable periods in 1997 related to the Senior Management Incentive Plan.

(2) After restatement for adoption of FAS 128, Earnings Per Share.

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

         During the second quarter of 1998 and 1997, total comprehensive income amounted to $8,026,000 and $7,034,000, respectively, and for the six months ended June 30,1998 and 1997 total comprehensive income was $11,328,000 and $3,105,000, respectively. The difference between net income and total comprehensive income in both 1998 and 1997 is primarily attributable to the reduction of the net assets of the Company's European operations due to the strength of the US dollar against the European currencies.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
Income from commissions and fees increased 13.1% during the second quarter of 1998 and 13.7% during the six months ended June 30, 1998 when compared to the same periods in 1997. Absent exchange rate fluctuations, gross income increased 17.3% in the three months ended June 30, 1998 and 18.2% in the six months ended June 30, 1998 when compared to the same periods in 1997. In the second quarters of 1998 and 1997, respectively, 45.3% and 46.8% of consolidated gross income was attributable to domestic operations and 54.7% and 53.2% to international operations. In the second quarter of 1998 and the first six months of 1998, respectively, gross income from domestic operations increased 9.6% and 12.2% versus the respective prior periods, while gross income from international operations increased 16.2%, (24.0% absent exchange rate fluctuations) for the second quarter and 15.0% (23.5% absent exchange rate fluctuations) when compared to the same periods in 1997. The increase in gross income in both years primarily resulted from expanded activities from existing clients, and the continued growth of the Company's general agency and specialized operations.

Salaries and employee related expenses increased 13.7% in the second quarter of 1998 and 12.7% for the first six months of 1998 when compared to the respective prior periods. Office and general expenses increased 11.8% and 15.3% for the three and six months ended June 30, 1998, respectively, versus the comparable prior periods. These changes, taken together, are generally in line with the increase in gross income.

Inflation did not have a material effect on revenue or expenses during 1998 or 1997.

Minority interest applicable to consolidated companies increased by $364,000 in the second quarter of 1998 and by $1,070,000 for the first six months of 1998 as compared to the respective prior periods. The increase is primarily due to changes in the level of profits of majority-owned companies.

Equity in earnings of nonconsolidated affiliated companies decreased by $24,000 in the second quarter of 1998 and by $133,000 for the first six months of 1998 as compared to the respective prior periods. The decrease is primarily due to changes in the level of profits of nonconsolidated affiliated companies.

The effective tax rate remained relatively constant at 50.2% in the second quarter of 1998 and 51.5% in the first six months of 1998 versus 50.0% and 51.7% in the same periods in 1997, respectively.

Net income was $8,317,000 in the second quarter of 1998 and $13,350,000 for the six months ended June 30, 1998 as compared to $7,700,000 and $12,275,000 in the respective prior periods. Basic and diluted earnings per common share for the second quarter of 1998 were $6.47 and $5.96, respectively, as compared to $6.22 and $5.45 in the comparable quarter in 1997. For the six months ended June 30, 1998, basic and diluted earnings per common share were $11.01 and $9.87 versus $10.29 and $9.03 for the same periods in 1997.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)




LIQUIDITY AND CAPITAL RESOURCES
Working capital decreased by $6,080,000 from $50,526,000 at December 31, 1997 to $44,446,000 at June 30, 1998. The decrease in working capital is largely attributable to an increase in short-term borrowings and bank overdrafts. Cash and cash equivalents decreased by $13,109,000 from $150,553,000 to $137,444,000. The decrease in cash and cash equivalents is largely attributable to the timing of collections of accounts receivable and billing of expenses to clients versus payments to trade vendors. Domestically, the Company has committed lines of credit totaling $51,000,000. These lines of credit were partially utilized during the three months ended June 30, 1998 and 1997 to secure obligations of selected foreign subsidiaries. There was $5,000,000 and $26,000,000 outstanding under these credit lines as of June 30, 1998 and 1997, respectively.

Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. There was $48,152,000 and $76,996,000 outstanding at June 30, 1998 and 1997, respectively.


YEAR 2000 READINESS
Some of the Company's older computer programs were written using a two digit year. As a result, those computer programs may be unable to process date-sensitive information beyond the year 2000. This situation, which is not uncommon, is frequently referred to as the Year 2000 Issue and can cause a temporary disruption of the ordinary course of business. The Company is completing an assessment of its computer programs and those of its third party software vendors and is taking what it believes to be the appropriate steps to modify or replace software as necessary, evaluate the readiness of its vendors, assess potential problems and quantify contingency plans. The Company has completed some of the necessary modifications and anticipates having a significant portion of the modifications to existing software and conversions to new software completed by December 31, 1998. The Year 2000 Issue is not expected to pose significant operational problems for its computer systems. The estimated cost of the project has been determined and is not expected to have a material adverse effect on the Company. The project is being funded through operating cash and is being expensed as incurred. The cost and time of completion are based on management's best estimates which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. There can, however, be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the timely receipt and installation of upgrades from third party software vendors, compliance of third party vendors and customers with whom the Company interacts and similar circumstances.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)



FORWARD LOOKING STATEMENTS
In connection with the provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company may include Forward Looking Statements (as defined in the Reform Act) in oral or written public statements issued by or on behalf of the Company. These Forward Looking Statements may include, among other things, plans, objectives, projections, anticipated future economic performance or assumptions and the like that are subject to risks and uncertainties. As such, actual results or outcomes may differ materially from those discussed in the Forward Looking Statements. Important factors which may cause actual results to differ, include but are not limited to, the following: the unanticipated loss of a material client or key personnel, delays or reductions in client budgets, shifts in industry rates of compensation, government compliance costs or litigation, unanticipated natural disasters, changes in the general economic conditions that affect interest rates and/or consumer spending both in the U.S. and the international markets in which the Company operates, unanticipated expenses, client preferences which can be affected by competition, the inability to implement upgrades for certain computer programs which are not year 2000 compliant and the ability to project risk factors which may vary. Certain of these factors are discussed in greater detail elsewhere herein.

                                     PART II
                                OTHER INFORMATION






Item 6. Exhibits and Reports on Form 8-K



             (a) Exhibits: Reference is made to the Index annexed hereto and made a part hereof.

             (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      GREY ADVERTISING INC.

                                               (REGISTRANT)


DATE:          August 14, 1998        By:/s/Steven G. Felsher
                                         -----------------------------
                                      Steven G. Felsher
                                      Executive Vice President -
                                      Finance - Worldwide
                                      Secretary and Treasurer
                                      (Duly Authorized Officer)


DATE:          August 14, 1998        By:/s/Lester M. Feintuck
                                         -----------------------------
                                      Lester M. Feintuck
                                      Senior Vice President -
                                      Chief Financial Officer - US Operations
                                      Controller
                                      (Chief Accounting Officer)

                                INDEX TO EXHIBITS

                                                                    Page Number in
Number Assigned to                                               Sequential Numbering
Exhibit (i.e. 601          Table of Item 601 Exhibits            System Where Exhibit
of Regulation S-K)         Description of Exhibits                   May be Found
------------------         --------------------------            --------------------

      27                    Financial Data Schedule                    17