Form 10-Q
period 1998-09-30
GREY ADVERTISING INC /DE/
filed 1998-11-16
CIK 43952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1998

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

                                 Yes /X/ No / /

As of October 31, 1998, the total number of shares outstanding of Registrant's Common Stock, par value $1 per share ("Common Stock"), was 974,108 and of Registrant's Limited Duration Class B Common Stock, par value $1 per share ("Class B Common Stock"), was 263,800.

                              GREY ADVERTISING INC.

                      AND CONSOLIDATED SUBSIDIARY COMPANIES

                                      INDEX

                                                                        PAGE NO.

            Financial Statements:

               Condensed Consolidated Balance Sheets                           3

               Condensed Consolidated Statements of Income                     5

               Condensed Consolidated Statements of Cash Flows                 6

               Notes to Condensed Consolidated Financial Statements            8

            Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            11

            Other Information                                                 14

            Signatures                                                        15

            Index to Exhibits                                                 16

         GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         SEPTEMBER 30,     DECEMBER 31,
                                                             1998             1997
                                                          (UNAUDITED)          (A)
                                                         --------------   --------------
ASSETS
Current assets:
  Cash and cash equivalents                              $  132,839,000   $  150,553,000
  Marketable securities                                      43,613,000       15,401,000
  Accounts receivable                                       675,356,000      647,524,000
  Expenditures billable to clients                           57,927,000       54,687,000
  Other current assets                                       54,932,000       56,225,000
                                                         --------------   --------------
Total current assets                                        964,667,000      924,390,000
Investments in and advances to nonconsolidated
  affiliated companies                                       17,541,000       18,386,000
Fixed assets-at cost, less accumulated
  depreciation of $128,697,000 in 1998 and
  $116,443,000 in 1997                                      101,284,000       88,006,000
Marketable securities                                        35,893,000       57,340,000
Intangibles and other assets - including loans
  to executive officers of $5,572,000 in 1998 and 1997      129,977,000      111,865,000
                                                         --------------   --------------
Total assets                                             $1,249,362,000   $1,199,987,000
                                                         ==============   ==============

See accompanying notes to condensed consolidated financial statements.
(A) The condensed consolidated balance sheet has been derived from the audited financial statements at that date.

         GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (CONTINUED)

                                                          SEPTEMBER 30,      DECEMBER 31,
                                                              1998              1997
                                                           (UNAUDITED)           (A)
                                                         ---------------    ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                                       $   713,576,000    $   709,959,000
  Notes payable to banks                                      54,503,000         22,455,000
  Accrued expenses and other                                 134,414,000        122,269,000
  Income taxes payable                                        13,818,000         19,181,000
                                                         ---------------    ---------------
Total current liabilities                                    916,311,000        873,864,000
Other liabilities, including deferred
  compensation of $40,248,000 in 1998 and
  $36,481,000 in 1997                                         67,650,000         61,723,000
Long-term debt                                                78,025,000         78,025,000
Minority interest                                             11,809,000         13,309,000
Redeemable preferred stock - at redemption
  value; par value $1 per share; authorized
  500,000 shares; issued and outstanding 30,000
  shares in 1998 and 32,000 shares in 1997                    10,209,000         10,760,000
Common stockholders' equity:
  Common Stock - par value $1 per share;
   authorized 10,000,000 shares; issued
   1,197,244 in 1998 and 1,124,324  in 1997                    1,197,000          1,124,000
  Limited Duration Class B Common Stock - par value $1
   per share; authorized 2,000,000 shares; issued
   290,562 shares in 1998 and 307,460 shares in 1997             291,000            308,000
  Paid-in additional capital                                  38,009,000         44,349,000
  Retained earnings                                          184,652,000        169,214,000
  Cumulative translation adjustment                          (12,430,000)        (9,422,000)
  Unrealized (loss) gain on marketable securities             (2,720,000)           189,000
  Loans to officer used to purchase Common
   Stock and Limited Duration Class B Common Stock            (4,726,000)        (4,726,000)
                                                         ---------------    ---------------
                                                             204,273,000        201,036,000
  Less - cost of 223,136 shares in 1998 and 222,098
   shares in 1997 of Common Stock and 26,762 shares
   in 1998 and 1997 of Limited Duration Class B
   Common Stock held in treasury                              38,915,000         38,730,000
                                                         ---------------    ---------------
Total common stockholders' equity                            165,358,000        162,306,000
                                                         ---------------    ---------------
Total liabilities and stockholders' equity               $ 1,249,362,000    $ 1,199,987,000
                                                         ===============    ===============

   See accompanying notes to condensed consolidated financial statements.
  (A) The condensed consolidated balance sheet has been derived from the audited financial statements at that date.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                             FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                               1998              1997             1998             1997
                                           -------------    -------------    -------------    -------------
Commissions and fees                       $ 234,105,000    $ 201,791,000    $ 683,090,000    $ 596,747,000
Expenses:
  Salaries and employee related expenses     152,106,000      129,578,000      434,111,000      379,872,000
  Office and general expenses                 71,184,000       60,919,000      207,617,000      179,252,000
                                           -------------    -------------    -------------    -------------
                                             223,290,000      190,497,000      641,728,000      559,124,000
                                           -------------    -------------    -------------    -------------
                                              10,815,000       11,294,000       41,362,000       37,623,000
Other income - net                             2,720,000          843,000        4,851,000        2,589,000
                                           -------------    -------------    -------------    -------------
Income of consolidated companies
  before taxes on income                      13,535,000       12,137,000       46,213,000       40,212,000
Provision for taxes on income                 (6,689,000)      (6,055,000)     (23,524,000)     (20,565,000)
                                           -------------    -------------    -------------    -------------
Income of consolidated companies               6,846,000        6,082,000       22,689,000       19,647,000
Minority interest applicable to
  consolidated companies                      (1,088,000)        (436,000)      (4,599,000)      (2,877,000)
Equity in earnings of
  nonconsolidated affiliated companies           272,000          155,000        1,290,000        1,306,000
                                           -------------    -------------    -------------    -------------
Net income                                 $   6,030,000    $   5,801,000    $  19,380,000    $  18,076,000
                                           =============    =============    =============    =============
Weighted average number
   of common shares outstanding
      Basic                                    1,233,571        1,180,287        1,216,456        1,180,318
      Diluted                                  1,339,736        1,360,169        1,349,600        1,355,545
Earnings per common share
      Basic                                     $4.86             $4.75           $15.86           $15.05
      Diluted                                   $4.50             $4.15           $14.37           $13.18

Dividends per common share                      $1.00             $1.00            $3.00            $3.00
                                           =============    =============    =============    =============

     See accompanying notes to condensed consolidated financial statements.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             FOR THE NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                               1998            1997
                                                           ------------    ------------
OPERATING ACTIVITIES
Net income                                                 $ 19,380,000    $ 18,076,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization of fixed assets              20,634,000      18,186,000
  Amortization of intangibles                                 5,678,000       4,036,000
  Deferred compensation                                       9,204,000      10,940,000
  Equity in earnings of nonconsolidated
   affiliated companies, net of dividends
   received of $665,000 in 1998 and $259,000 in 1997           (625,000)     (1,047,000)
  Gains from the sale of marketable securities                 (259,000)       (130,000)
  Minority interest applicable to consolidated companies      4,599,000       2,877,000
  Restricted stock expense                                       22,000         146,000
  Deferred income taxes                                       1,960,000      (5,325,000)
Changes in operating assets and liabilities:
  Increase in accounts receivable                           (32,276,000)    (92,919,000)
  Increase in expenditures billable to clients               (2,954,000)     (1,682,000)
  Decrease (increase) in other current assets                    10,000      (9,385,000)
  (Increase) decrease in other assets                        (1,498,000)        359,000
  Increase in accounts payable                                8,357,000      83,554,000
  Decrease in accrued expenses and other                     (3,344,000)     (7,556,000)
  Decrease in income taxes payable                             (440,000)     (4,228,000)
  (Decrease) increase in other liabilities                   (2,729,000)        824,000
                                                           ------------    ------------
Net cash provided by operating activities                    25,719,000      16,726,000

INVESTING ACTIVITIES
Purchases of fixed assets                                   (33,062,000)    (23,875,000)
Trust fund deposits                                          (4,065,000)     (2,334,000)
Increase in investments in and advances to
  nonconsolidated affiliated companies                       (1,253,000)     (1,104,000)
Purchases of marketable securities                          (29,883,000)    (15,844,000)
Proceeds from the sale of marketable securities              20,497,000      41,683,000
Increase in intangibles, primarily goodwill                 (18,382,000)    (14,514,000)
                                                           ------------    ------------
Net cash used in investing activities                       (66,148,000)    (15,988,000)

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)

                                                             FOR THE NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              1998              1997
                                                          -------------    -------------
FINANCING ACTIVITIES
Net proceeds from (repayments of) short-term borrowings      32,302,000      (45,898,000)
Common shares acquired for treasury                            (163,000)        (218,000)
Redemption of preferred stock                                  (651,000)
Cash dividends paid on common shares                         (3,657,000)      (3,553,000)
Cash dividends paid on redeemable preferred stock              (184,000)        (192,000)
(Repurchase) issuance of restricted stock                       (18,000)          26,000
Proceeds from exercise of stock options                                           71,000
                                                          -------------    -------------
Net cash provided by (used in) financing activities          27,629,000      (49,764,000)
Effect of exchange rate changes on cash                      (4,914,000)      (8,824,000)
                                                          -------------    -------------
Decrease in cash and cash equivalents                       (17,714,000)     (57,850,000)
Cash and cash equivalents at beginning of period            150,553,000      112,485,000
                                                          -------------    -------------
Cash and cash equivalents at end of period                $ 132,839,000    $  54,635,000
                                                          =============    =============

     See accompanying notes to condensed consolidated financial statements.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. As permitted by the Securities and Exchange Commission, the accompanying unaudited Consolidated Financial Statements and Notes thereto have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

2. The financial statements as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

3. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

4. The provision for taxes on income is greater than the Federal statutory rate principally due to state and local income taxes, and effective foreign tax rates in excess of the Federal statutory rate.

5. As of September 30, 1998 and December 31, 1997, the Company had outstanding 20,000 shares of Series I Preferred Stock, and 5,000 shares each of its Series II and Series III Preferred Stock. The holder of these shares is the Chairman and Chief Executive Officer of the Company. On December 31, 1997, there were outstanding 2000 shares of Series 1 Preferred Stock which were held by a former employee; these shares were redeemed during the quarter ended March 31, 1998. Each share of Preferred Stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock (subject to certain adjustments) upon redemption, less a fixed discount established upon the issuance of the Preferred Stock. Each class of Preferred Stock is entitled to receive cumulative preferential dividends at the annual rate of $.25 per share, and to participate in dividends on one share of the Common Stock and one share of the Class B Common Stock to the extent such dividends exceed the per share preferential dividend.

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

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

6. The computations of basic earnings per common share for the three and nine months ended September 30, 1998 and 1997 are based on the weighted average number of common shares outstanding and, for diluted earnings per common share, are adjusted for the effect, if any, of the assumed exercise of dilutive stock options, for shares issuable pursuant to the Company's Senior Management Incentive Plan and for the assumed conversion of the 8-1/2% Convertible Subordinated Debentures. Also, for the purpose of computing earnings per common share for the three and nine months ended September 30, 1998 and September 30, 1997, the Company's net income was adjusted by dividends paid on the Company's preferred stock and also by the change in redemption value of the Company's preferred stock. In computing diluted earnings per common share, the average quarterly market price was used to determine the number of shares which would be assumed to be repurchased. The market price for a share of Class B Common Stock, which is not publicly traded, is deemed to be equal to the market price of a share of Common Stock, into which a share of Class B Common Stock may be converted at the option of the holder, as of the date such valuation is made. The following table shows the amounts used in computing earnings per common share ("EPS"), and the effect on income and the weighted average number of shares of dilutive potential common stock:

                                                     FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                            ENDED                            ENDED
                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                 ----------------------------    ----------------------------
                                                     1998          1997 (2)          1998          1997 (2)
BASIC EARNINGS PER COMMON
-------------------------
         SHARE
         -----
WEIGHTED AVERAGE SHARES                             1,233,571       1,180,287       1,216,456       1,180,318
                                                 ------------    ------------    ------------    ------------
Net income                                       $  6,030,000    $  5,801,000    $ 19,380,000    $ 18,076,000
Effect of dividend requirements and the
  change in redemption value of
  redeemable preferred stock                          (34,000)       (192,000)        (85,000)       (316,000)
                                                 ------------    ------------    ------------    ------------
NET EARNINGS USED IN COMPUTATION                 $  5,996,000    $  5,609,000    $ 19,295,000    $ 17,760,000
                                                 ------------    ------------    ------------    ------------
PER SHARE AMOUNT                                     $4.86           $4.75           $15.86          $15.05
                                                 ============    ============    ============    ============

DILUTED EARNINGS PER COMMON
---------------------------
         SHARE
         -----
Weighted average shares used in the Basic EPS
  calculation                                       1,233,571       1,180,287       1,216,456       1,180,318
Net effect of dilutive stock options and stock
  incentive plans (1)                                  55,125         128,865          82,104         124,210
Assumed conversion of 8.5%
  convertible subordinated debentures                  51,040          51,017          51,040          51,017
                                                 ------------    ------------    ------------    ------------
ADJUSTED WEIGHTED AVERAGE SHARES                    1,339,736       1,360,169       1,349,600       1,355,545
                                                 ------------    ------------    ------------    ------------

Net earnings used in the Basic EPS calculation   $  5,996,000    $  5,609,000    $ 19,295,000    $ 17,760,000
8.5% convertible subordinated debentures
  interest, net of income tax effect                   34,000          35,000         103,000         104,000
                                                 ------------    ------------    ------------    ------------
NET EARNINGS USED IN COMPUTATION                 $  6,030,000    $  5,644,000    $ 19,398,000    $ 17,864,000
                                                 ------------    ------------    ------------    ------------
PER SHARE AMOUNT                                     $4.50           $4.15           $14.37          $13.18
                                                 ============    ============    ============    ============

(1) Includes 12,072 and 38,038 for the three and nine months ended September 30,1998, respectively, and 94,686 shares for both comparable periods in 1997 related to the Senior Management Incentive Plan.

(2)      After restatement for adoption of FAS 128, Earnings Per Share.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

7. As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income ("FAS 130"). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or common stockholders' equity. FAS 130 requires the unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in common stockholders' equity, to be included in other comprehensive income. The prior year Consolidated Statement of Common Stockholders' Equity will be reclassified to conform to the requirements of FAS 130.

         During the third quarter of 1998 and 1997, total comprehensive income amounted to $2,135,000 and $5,096,000, respectively, and for the nine months ended September 30, 1998 and 1997 total comprehensive income was $13,463,000 and $8,201,000, respectively. The difference between net income and total comprehensive income in both 1998 and 1997 is primarily because of a reduction of the value of the net assets and investments of certain of the company's international operations and marketable securities, attributable to strengthening of the United States dollar in selected countries and turbulence in international financial markets.

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

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Income from commissions and fees increased 16.0% during the third quarter of 1998 and 14.5% during the nine months ended September 30, 1998 when compared to the same periods in 1997. Absent exchange rate fluctuations, gross income increased 17.3% in the three months ended September 30, 1998 and 17.9% in the nine months ended September 30, 1998 when compared to the same periods in 1997. In the third quarters of 1998 and 1997, respectively, 45.4% and 46.2% of consolidated gross income was attributable to domestic operations and 54.6% and 53.8% to international operations. In the third quarter of 1998 and the first nine months of 1998, respectively, gross income from domestic operations increased 14.0% and 12.8% versus the respective prior periods, while gross income from international operations increased 17.8%, (20.1% absent exchange rate fluctuations) for the third quarter and 15.9% (22.3% absent exchange rate fluctuations) for the first nine months of 1998, when compared to the same periods in 1997. The increase in gross income in both years primarily resulted from expanded activities from existing clients, and the continued growth of the Company's general agency and specialized operations.

Salaries and employee related expenses increased 17.4% in the third quarter of 1998 and 14.3% for the first nine months of 1998 when compared to the respective prior periods. Office and general expenses increased 16.9% and 15.8% for the three and nine months ended September 30, 1998, respectively, versus the comparable prior periods. These changes, taken together, are generally in line with the increase in gross income.

Inflation did not have a material effect on revenue or expenses during 1998 or 1997.

Minority interest applicable to consolidated companies increased by $652,000 in the third quarter of 1998 and by $1,722,000 for the first nine months of 1998 as compared to the respective prior periods. The increase is primarily due to changes in the level of profits of majority-owned companies.

Equity in earnings of nonconsolidated affiliated companies increased by $117,000 in the third quarter of 1998 and decreased by $16,000 for the first nine months of 1998 as compared to the respective prior periods. The fluctuations are primarily due to changes in the level of profits of nonconsolidated affiliated companies.

The effective tax rate remained relatively constant at 49.4% in the third quarter of 1998 and 50.9% in the first nine months of 1998 versus 49.9% and 51.1% in the same periods in 1997, respectively.

Net income was $6,030,000 in the third quarter of 1998 and $19,380,000 for the nine months ended September 30, 1998 as compared to $5,801,000 and $18,076,000 in the respective prior periods. Basic and diluted earnings per common share for the third quarter of 1998 were $4.86 and $4.50, respectively, as compared to $4.75 and $4.15 in the comparable quarter in 1997. For the nine months ended September 30, 1998, basic and diluted earnings per common share were $15.86 and $14.37 versus $15.05 and $13.18 for the same periods in 1997.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Working capital remained relatively constant at $48,356,000 at September 30, 1998, versus $50,526,000 at December 31, 1997. Cash and cash equivalents decreased by $17,714,000 from $150,553,000 to $132,839,000. The decrease in cash and cash equivalents is largely attributable to the timing of collections of accounts receivable and billing of expenses to clients versus payments to trade vendors. Domestically, the Company has committed lines of credit totaling $51,000,000. These lines of credit were partially utilized during the three and nine months ended September 30, 1998 to secure obligations of selected foreign subsidiaries. The lines of credit were not in use as of September 30, 1997. There was $8,000,000 outstanding under these credit lines as of September 30, 1998.

Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. There was $46,503,000 and $38,248,000 outstanding at September 30, 1998 and 1997, respectively.

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

                                     PART II
                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a)Exhibits: Reference is made to the Index annexed hereto and made a part hereof.

         (b)Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GREY ADVERTISING INC.

                                           (REGISTRANT)

DATE:     November 14, 1998            By:/s/         Steven G. Felsher
                                          -----------------------------
                                       Steven G. Felsher
                                       Executive Vice President -
                                       Finance - Worldwide
                                       Secretary and Treasurer
                                       (Duly Authorized Officer)

DATE:     November 14, 1998            By:/s/        Lester M. Feintuck
                                          -----------------------------
                                       Lester M. Feintuck
                                       Senior Vice President -
                                       Chief Financial Officer - US Operations
                                       Controller
                                       (Chief Accounting Officer)

                             INDEX TO EXHIBITS

                                                           Page Number in
 Number Assigned to                                          Sequential
  Exhibit (i.e. 601      Table of Item 601 Exhibits       Numbering System
 of Regulation S-K)       Description of Exhibits        Where Exhibit May
                                                              be Found

          27              Financial Data Schedule                 17