Form 10-K405
period 1998-12-31
GREY ADVERTISING INC /DE/
filed 1999-03-31
CIK 43952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

             |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes |X| No |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant was $284,696,802 as at March 1, 1999.

The registrant had 988,734 shares of its Common Stock, par value $1 per share, and 253,544 shares of its Limited Duration Class B Common Stock, par value $1 per share, outstanding as at March 1, 1999.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual proxy statement to be furnished in connection with the registrant's 1999 annual meeting of stockholders are incorporated by reference into Part III.

PART I.

ITEM 1. Business.

            The Registrant ("Grey") and its subsidiaries (collectively with Grey, the "Company") have been engaged in the planning, creation, supervision and placing of advertising since the Company's formation in 1917. Grey was incorporated in New York in 1925 and changed its state of incorporation to Delaware in 1974.

            The Company's principal business activity consists of providing a full range of advertising and communications services to its clients. Most typically, this involves developing an advertising and/or marketing plan after study of a client's business, the distribution or utilization of the client's products or services and the use of various media (e.g., television, radio, newspapers, magazines, direct mail, outdoor billboards and the Internet) by which desired market performance can best be achieved. The Company then creates advertising, prepares media recommendations and places advertising in the media. The Company's business also involves it in allied areas such as marketing consultation, audio-visual production, co-marketing programs, direct marketing, interactive consulting and production, media research and buying, research, product publicity, public affairs, public relations and sales promotion.

            The Company serves a diversified client roster in the apparel, automobile, beverage, chemical, communications, community service, computer, corporate, electrical appliance, entertainment, food product, home furnishing, houseware, healthcare, office product, packaged goods, publishing, restaurant, retailing, toy and other sectors.

            Advertising is a highly competitive business in which agencies of all sizes and other providers of creative or media services strive to attract new clients or additional assignments from existing clients. Competition for new business, however, is restricted from time to time because large agencies (such as the Company) may be precluded from providing advertising services to products or services that may be viewed as being competitive with those of an existing client. Generally, since advertising agencies charge clients substantially equivalent rates for their services, competitive efforts principally focus on the skills of the competing agencies.

            Published reports indicate that there are over 500 advertising agencies of all sizes in the United States. According to a report published in 1998 (Advertising Age, a trade publication), the Company was the 6th largest United States advertising agency in terms of worldwide gross income.

            A majority of Grey's domestic gross income is from clients that have been with the Company since 1994. The agreements between the Company and most of its clients are generally terminable by either the Company or the client upon mutually agreed notice, as is the custom in the industry. Clients may also modify advertising budgets at any time and for any reason, and because the agency's compensation in many cases is determined by reference to client expenditures, shifts in advertising budgets may result in increased or reduced levels of revenue for the Company.

            During 1998, one client (The Procter & Gamble Company), which has been a client of the Company for more than forty years, represented more than 10% of the Company's consolidated income from commissions and fees. The loss of this client would be expected to have an adverse effect on the results of the Company. No other client represented more than 5% of the Company's total consolidated income from commissions and fees. The loss of any single client in past years has not had a long-term negative impact on the Company's financial condition or its competitive position.

            On December 31, 1998, the Company and its nonconsolidated affiliated companies employed approximately 10,700 persons, of whom seven are executive officers of Grey.

            As is generally the case in the advertising industry, the Company's business traditionally has been seasonal, with greater revenues generated in the second and fourth quarters of each year. This reflects, in large degree, the media placement patterns of the Company's clients.

            Advertising programs created by the Company and its nonconsolidated affiliated companies are placed principally in media distributed within the United States and internationally through its offices in the United States and more than 70 other countries. While the Company operates on a worldwide basis, for the purpose of presenting certain financial information in accordance with Generally Accepted Accounting Principles, its operations are deemed to be conducted in three geographic areas. Commissions and fees, operating profit and other relevant information by each such geographic area for the years ended December 31, 1998, 1997 and 1996, and related identifiable and total assets at December 31 of each of the years, are summarized in Note N of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

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

                      Executive Officers of the Registrant
                               as of March 1, 1999

                                                                    Year First Became
Executive Officers (a)             Position                  Age    Executive Officer
----------------------             --------                  ---    -----------------
Robert L. Berenson       President - Grey - US                59           1978
Lester M. Feintuck       Senior Vice President
                         Chief Financial Officer - US
                         Controller                           45           1998
Steven G. Felsher        Exec. Vice President Finance -
                         Worldwide, Secretary & Treasurer     49           1989
John A. Gerster          Exec. Vice President                 51           1983
Edward H. Meyer          Chairman of the Board,
                         President & Chief Executive
                         Officer                              72           1959
Stephen A. Novick        Exec. Vice President                 58           1984
O. John C. Shannon       President - Grey Int'l.              62           1993

(a) All executive officers are elected annually by the Board of Directors of Grey. Each executive officer has been with Grey for a period greater than five years. There exists no family relationship between any of Grey's directors or executive officers and any other director or executive officer or person nominated or chosen to become a director or executive officer.

ITEM 2. Properties.

            Substantially all offices of the Company are located in leased premises. The Company's principal office is at 777 Third Avenue, New York, New York, where it occupies approximately 400,000 square feet of space. The Company's lease covering this space expires at the end of 2009. The Company also has leases covering other offices, including New York, Los Angeles, Amsterdam, Brussels, Buenos Aires, Copenhagen, Dusseldorf, Hong Kong, London, Madrid, Melbourne, Mexico City, Milan, Oslo, Paris, Sao Paolo, Stockholm, Sydney and Toronto.

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

            None

PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

            The Common Stock is traded on The NASDAQ Stock Market's National Market and listed on the NASDAQ Stock Market under the symbol GREY.

            As of March 1, 1999, there were 495 holders of record of the Common Stock and 264 holders of record of the Limited Duration Class B Common Stock.

            The following table sets forth certain information about dividends paid, and the bid prices on the NASDAQ Stock Market during the periods indicated with respect to the Common Stock:

                                                 Bid Prices*
                                              Dollars per Share              Dividends
                                           High               Low            Per Share
                                           ----               ---            ---------
1997           First Quarter               278                253              $1.00
               Second Quarter              322                250               1.00
               Third Quarter               341                292               1.00
               Fourth Quarter              360                328               1.00

1998           First Quarter               370                325               1.00
               Second Quarter              455                360               1.00
               Third Quarter               417                312               1.00
               Fourth Quarter              369                262               1.00

* Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

ITEM 6. Selected Financial Data.

                                               1998               1997               1996               1995               1994
                                               ----               ----               ----               ----               ----
Commissions and fees .................   $  935,181,000     $  858,752,000     $  765,498,000     $  688,219,000        593,317,000
Expenses .............................      882,524,000        793,832,000        706,965,000        637,979,000        552,022,000
Goodwill write-off (a) ...............                                                                                   39,944,000
Income of consolidated
  companies before taxes on income ...       59,152,000         69,291,000         65,693,000         54,327,000          1,610,000
Provision for taxes on income ........       29,856,000         33,719,000         31,612,000         26,966,000         21,621,000
Net income (loss) ....................       25,877,000         30,451,000         28,602,000         23,438,000        (21,378,000)
Earnings (loss) per
  Common share (b)
    Basic ............................            20.81              25.03              22.98              18.19             (18.45)
    Diluted ..........................            18.98              21.89              20.45              16.32             (18.45)
Weighted average number
  of common shares outstanding
    Basic ............................        1,220,767          1,180,146          1,185,841          1,195,314          1,220,529
    Diluted ..........................        1,345,928          1,355,452          1,339,111          1,340,261          1,220,529
Working capital ......................        3,464,000         50,526,000          3,843,000          9,582,000         33,735,000
Total assets .........................    1,489,653,000      1,199,987,000      1,089,394,000        963,433,000        830,076,000
Long-term debt .......................       78,025,000         78,025,000         33,025,000         33,025,000         33,025,000
Redeemable preferred stock at
  redemption value ...................       10,333,000         10,760,000         10,098,000          8,986,000          7,516,000
Common stockholders' equity ..........      173,389,000        162,306,000        147,922,000        127,663,000        108,705,000
Cash dividend per share of Common
  Stock and Limited Duration Class B
  Common Stock .......................             4.00               4.00             3.8125             3.5625             3.3125

      (a) In 1994, the Company recorded a charge of $39,944,000, on both a pre-tax and after-tax basis, for a non-cash write-off which related almost exclusively to write-offs of goodwill.

      (b) After giving effect to amounts attributable to redeemable preferred stock and for diluted earnings per common share (i) to the assumed exercise of dilutive stock options, (ii) to the assumed issuance of shares pursuant to the Company's Senior Management Incentive Plan and (iii) to the assumed conversion of 8 1/2% Convertible Subordinated Debentures.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

      Income from commissions and fees ("gross income") increased 8.9% in 1998 and 12.2% in 1997 as compared to the respective prior years. Absent exchange rate fluctuations, gross income increased 11.7% in 1998 and 16.9% in 1997. In 1998, 1997 and 1996, respectively, 44.9%, 44.5% and 44.2% of consolidated gross income was attributable to domestic operations and 55.1%, 55.5% and 55.8%, respectively, to international operations. In 1998, gross income from domestic operations increased 9.7% versus 1997 and was up 12.9% in 1997 versus 1996. Gross income from international operations increased 8.2% (13.3% absent exchange rate fluctuations) in 1998 when compared to 1997 and 11.6% (20.0% absent exchange rate fluctuations) in 1997 when compared to 1996. The increases in gross income in both years primarily resulted from expanded activities from existing clients, and the continued growth, in some measure through acquisitions, of the Company's general agency and specialized communications operations.

      Salaries and employee-related expenses increased 13.2% in 1998 and 11.6% in 1997 as compared to the respective prior years. Office and general expenses increased 7.2% in 1998 and 13.6% in 1997 versus respective prior years. The 1998 increases reflect the general growth of the business and an increased investment in staffing to better serve our multinational clients and their businesses in developing markets. The 1997 increases in expenses are generally in line with the increases in gross income in that year.

      Inflation did not have a material effect on revenue or expenses in 1998, 1997 or 1996.

      Other income increased in 1998 by $2,124,000 and decreased in 1997 by $2,789,000 as compared to the comparable prior periods. The 1998 increase was due primarily to increased interest income generated from higher average invested balances, inpart due to the proceeds from the long-term borrowing in December 1997. The 1997 decrease resulted primarily from the absence of a 1996 non-recurring, non-operating pre-tax income amount of approximately $4,000,000 related to gains on the sale of the Company's equity position in a nonconsolidated subsidiary and the liquidation of a non-marketable investment security.

      The effective tax rate increased to 50.5% in 1998 as compared to 48.7% in 1997. The tax rate in 1996 was 48.1%. The change in the effective tax rates in 1998 and 1997, as compared to their respective prior periods, was due to higher effective state and local tax rates and higher effective foreign tax rates, largely dependent upon where the Company generates profits.

      Minority interest decreased $2,602,000 in 1998 and increased $80,000 in 1997 as compared to the respective prior years. The changes in 1998 and in 1997 were primarily due to changes in the level of profits of majority-owned companies.

      Equity in earnings of nonconsolidated affiliated companies decreased $900,000 in 1998 and increased $438,000 in 1997 as compared to the respective prior years. These changes were due primarily to changes in the level of profits attributable to the nonconsolidated companies.

      The Company reported net income of $25,877,000 for 1998 as compared to $30,451,000 in 1997 and $28,602,000 in 1996. Diluted earnings per common share was $18.98 in 1998 as compared to $21.89 in 1997 and $20.45 in 1996. Net income for 1998 was off from 1997 by 15.0%, and absent non-recurring, non-operating pre-tax income recognized in 1996, net income for 1997 was up 15.0% from 1996. Diluted earnings per common share was down 13.3% for 1998 while 1997 diluted earnings per common share was up 15.5% absent the 1996 non-recurring, non-operating pre-tax income.

      For purpose of computing basic earnings per common share, the Company's net income was adjusted by (i) dividends paid on the Company's preferred stock and (ii) by the change in redemption value of the Company's preferred stock. For the purpose of computing diluted earnings per common share, net income was also adjusted by the interest savings, net of tax, on the assumed conversion of the Company's 8 1/2% convertible subordinated debentures.

      The Company's 1998 results were adversely affected by software development-related losses in the Internet division of one of its international subsidiaries. In addition, the results were impacted by significant decreases in client expenditures in emerging markets. According to Advertising Age, the Company serves more multinational clients than any other global network. The Company has invested in these markets in support of its multinational clients and their businesses, and remains committed to the long-term growth potential of these developing markets. It is expected that the losses incurred in such Internet unit will be reduced significantly or eliminated altogether in 1999. Equally, the Company believes that the losses in the economically-troubled emerging markets will be less in 1999 than in 1998 but it does foresee its operations in those countries negatively impacting 1999 results.

      During 1998, the Company's principal advertising agency business lost a number of pieces of business, the impact of which will be felt mostly in 1999. The Company has not yet replaced the lost business and its absence will put pressure on the gross income, and resulting profitability, of the Company in 1999. The Company is committed to growing this revenue base and has done so in the past in the face of client losses. It has also reduced expenses at the operations which have suffered the gross income declines. At the same time, a number of the Company's units, most notably in the healthcare, Internet services, public relations and media sectors, are growing rapidly. The Company will continue to seek to propel the global growth of these operations by continuing its investment program in their support. On balance, however, until the lost business is fully replaced, the Company will likely operate at lower profitability levels than in the recent past.

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

      The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Accordingly, computer equipment, software and other devices with embedded technology that are time-sensitive may not be able to distinguish between the year 1900 and the year 2000 and may encounter other difficulties as a result. This could result in system failures or miscalculations causing a temporary disruption of the ordinary course of business.

      Grey and its operating subsidiaries have completed an assessment of their computer programs, those of its third party software vendors and those of mission critical business partners. The Company's assessment process included formal communications, via questionnaire, with third parties regarding their own Year 2000 status and testing of relevant equipment, systems and interfaces. Based on this assessment along with normal recurring upgrades and replacement of outdated systems, the Company has undertaken, or is in the process of undertaking, what it believes to be the appropriate steps to modify or replace hardware and software as necessary.

      These steps included an inventory of systems, both domestically and internationally, for Year 2000 compliance and a remediation strategy to ensure substantial completion of upgrades and replacement where necessary. Given the decentralized nature of the Company's information technology environment, software for financial and non-financial applications can vary from operation to operation and range from complete reliance on third party software to use of all in-house applications. Moreover, as a result of its decentralized environment, the Company's systems tend to be more limited in their effect and easier to correct. The remediation strategy, therefore, can be unique from operation to operation and includes a combination of conversions of all in-house systems and upgrades to Year 2000 compliant third party systems. The majority of operations, including all entities in the larger markets, are in various stages of implementation which should be completed by mid-year. The Company envisages final testing to be completed well in advance of year end and does not expect the Year 2000 issue to pose significant operational problems for its computer network.

      The Company is also dependent in various ways, both domestically and internationally, on the Year 2000 readiness of broadcasters, governments, financial institutions, utilities, communications suppliers and building services, other infrastructure suppliers and other parties with whom it does business. The effects of failures in the systems utilized by these third party suppliers can not be estimated or anticipated. Given the reliance on third party information as it relates to compliance programs and the difficulty of determining potential errors on the part of external service suppliers, no assurance can be given that the Company's information systems or operations will not be affected by mistakes, if any, of third parties or third party failures to complete the Year 2000 projects on a timely basis. There can be no assurance that the systems of other companies on which the Company relies will be converted on a timely basis or that any such failure to convert by another company would not have an adverse effect on the Company's systems. However, with respect to operations under the Company's control, the Company does not expect, in light of its Year 2000 readiness efforts and the diversity of its suppliers and customers, that occurrences of Year 2000 failures will have a material adverse effect on the financial position or results of operations of the Company.

      Grey and its subsidiaries are utilizing both internal and external resources to reprogram, replace, implement and test the software modifications necessary for Year 2000 compliance. The cost of the project has been estimated to be approximately $4,000,000 and will not have a material effect on the Company. Costs include the purchase of third party software, hardware and related internal payroll costs associated with the information technology group. A substantial portion of these estimated costs relate to systems and applications that were previously planned and budgeted. The project is being funded through operating cash; costs specifically identified with the Year 2000 remediation are being expensed as incurred. Other hardware and purchased software costs have been capitalized. The cost and time of completion are based on management's best estimates which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. Since there is no guarantee that these estimates will be achieved, actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the timely receipt and installation of upgrades from third party software vendors, compliance of third parties with whom the Company interacts and similar circumstances.

      The Company believes it has an effective program in place to resolve the Year 2000 issue. However, due to the magnitude and complexity of the problem it is difficult to identify all possible contingencies. The Company believes that a worst case scenario would involve its temporary inability to process media, collect payments or invoice customers at a significant number of its subsidiaries. In addition, disruptions in the economy generally resulting from Year 2000 issues could also affect the Company. The Company could, for example, be subject to litigation for computer system product failure, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time. Current contingency plans call for manual workarounds and staffing strategies that provide a prompt response time in the event of problems. The development of the Company's contingency plans is ongoing and will be amended as appropriate.

LIQUIDITY AND CAPITAL RESOURCES

      The Company continues to be highly liquid by maintaining significant levels of cash, cash equivalents and investments in highly liquid marketable securities, most of which are money market funds and corporate bonds. Cash and cash equivalents were $153,816,000 and $150,553,000 at December 31, 1998 and 1997, respectively, and the Company's investment in marketable securities was $85,957,000 and $72,741,000 at December 31, 1998 and 1997, respectively. The continued high level of liquidity reflects the Company's ongoing focus on its cash management process. Working capital decreased by $47,062,000 from $50,526,000 at December 31, 1997 to $3,464,000 at December 31,
1998. The decrease in working capital is largely attributable to an increased investment in majority-owned subsidiaries and an increase in short-term financing of the Company's international subsidiaries.

      Domestically, the Company maintains committed bank lines of credit totaling $51,000,000. These lines of credit were partially utilized during both 1998 and 1997 to secure obligations of selected foreign subsidiaries in the amounts of $18,700,000 and $3,000,000 at December 31, 1998 and 1997,
respectively.

      Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. Amounts outstanding under such facilities at December 31, 1998 and 1997 were $52,211,000 and $19,455,000, respectively. The increase in borrowings is largely attributable to the short-term borrowings in Europe.

      Historically, funds from operations and short-term bank borrowings have been sufficient to meet the Company's dividend, capital expenditure and working capital needs. The Company expects that such sources will be sufficient to meet its short-term cash requirements in the future. While the Company has not utilized long-term borrowings to fund its operating needs, in 1997 it refinanced its borrowings with the Prudential Insurance Company of America. Pursuant to the refinancing, the Company repaid the 7.68% $30,000,000 loan it had taken down in early 1993 and, in turn, borrowed $75,000,000 in December 1997. The loan bears an interest at the rate of 6.94% and is repayable in three equal annual installments, commencing in December 2003. The Company does not anticipate any material increased requirement for capital or other expenditures which will adversely affect its liquidity.

      The Company's business generally has been seasonal with greater gross income earned in the second and fourth quarters, particularly the fourth quarter. As a result, cash, accounts receivable, accounts payable and accrued expenses are typically higher on the Company's year-end balance sheet than at the end of any of the preceding three quarters.

FASB STATEMENT 130

      As of January 1, 1998, the Company adopted the Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. FAS 130 requires unrealized gains or losses on the Company's available for sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income
(loss). Prior period financial statements have been reclassified to conform to the requirements of FAS 130. The adoption of this standard has no impact on the Company's net income or stockholders' equity.

ITEM 7a. Quantitative and Qualitative Disclosures About Market Risk

      Occasionally, the Company enters into foreign currency contracts for known cash flows related to repatriation of earnings from its international subsidiaries. The term of each such foreign currency contract entered into in 1998 was for less than three months. At December 31, 1998, there were no foreign currency contracts open. The Company did take advantage of an inverted yield curve in the United Kingdom and entered into an interest rate swap agreement as a hedge against rising interest rates by exchanging the cash flow on borrowings of 5,000,000 pounds sterling at a variable interest rate for the cash flow from a similar borrowing at a fixed interest rate of 5.67%. The Company had no other derivative contracts outstanding at December 31, 1998 and did not enter into any other derivative contracts during 1998.

ITEM 8. Financial Statements and Supplementary Data.

      The information required by this Item is presented in this report beginning on Page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III.

ITEM 10. Directors and Executive Officers of the Registrant.

      Information with respect to the directors of the Company is incorporated herein by reference to the Company's proxy statement ("Proxy Statement") to be sent to its stockholders in connection with its 1999 Annual Meeting, under the caption "Election of Directors". Information with respect to the Company's executive officers is set forth in Part I of this report.

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

                                        GREY ADVERTISING INC.

                                        By: /s/ Edward H. Meyer
                                           -------------------------------------
                                            Edward H. Meyer,
                                            Chairman, Chief Executive
                                            Officer & President

                                        Dated: March 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the date indicated.

/s/ Mark N. Kaplan                      Dated: March 31, 1999
------------------------------
Mark N. Kaplan, Director

/s/ Edward H. Meyer                     Dated: March 31, 1999
------------------------------
Edward H. Meyer, Director;
Principal Executive Officer

/s/ O. John C. Shannon                  Dated: March 31, 1999
------------------------------
O. John C. Shannon, Director;
President - Grey International

/s/ Steven G. Felsher                   Dated: March 31, 1999
------------------------------
Steven G. Felsher,
Principal Financial Officer

/s/ Lester M. Feintuck                  Dated: March 31, 1999
------------------------------
Lester M. Feintuck,
Principal Accounting Officer

                           Annual Report on Form 10-K

                  Item 8, Item 14(a)(1) and (2) and Item 14(d)

                   Financial Statements and Supplementary Data

                          List of Financial Statements

                          Year ended December 31, 1998

                              Grey Advertising Inc.

                               New York, New York

Form 10-K-Item 8, Item 14(a)(1) and (2)

Grey Advertising Inc. and Consolidated Subsidiary Companies

Index to Financial Statements

The following consolidated financial statements of Grey Advertising Inc. and consolidated subsidiary companies are included in Item 8:

  Report of Independent Auditors.......................................... F- 2

  Consolidated Balance Sheets--December 31, 1998 and 1997................. F- 3

  Consolidated Statements of Income--Years Ended
    December 31, 1998, 1997 and 1996...................................... F- 5

  Consolidated Statements of Common Stockholders' Equity--
    Years Ended December 31, 1998, 1997 and 1996.......................... F- 6

  Consolidated Statements of Cash Flows--
    Years Ended December 31, 1998, 1997 and 1996.......................... F- 9

  Notes to Consolidated Financial Statements--
    December 31, 1998..................................................... F- 11

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

                         Report of Independent Auditors

Board of Directors
Grey Advertising Inc.

We have audited the accompanying consolidated balance sheets of Grey Advertising Inc. and consolidated subsidiary companies as of December 31, 1998 and 1997, and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grey Advertising Inc. and consolidated subsidiary companies at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP

New York, New York
February 18, 1999

Grey Advertising Inc. and Consolidated Subsidiary Companies

                           Consolidated Balance Sheets

                                                                           December 31
                                                                     1998                1997
                                                                ----------------------------------
Assets
Current assets:
  Cash and cash equivalents                                     $  153,816,000      $  150,553,000
  Marketable securities                                             55,130,000          15,401,000
  Accounts receivable                                              797,474,000         647,524,000
  Expenditures billable to clients                                  66,681,000          54,687,000
  Other current assets                                              75,481,000          56,225,000
                                                                ----------------------------------
Total current assets                                             1,148,582,000         924,390,000

Investments in and advances to nonconsolidated
  affiliated companies                                              16,705,000          18,386,000
Fixed assets-net                                                   113,084,000          88,006,000
Marketable securities                                               30,827,000          57,340,000
Goodwill-net of accumulated amortization of $31,466,000 in
  1998 and $23,509,000 in 1997                                     116,499,000          59,851,000
Other assets-including loans to executive officers of
  $5,572,000 in 1998 and 1997                                       63,956,000          52,014,000
                                                                ----------------------------------
Total assets                                                    $1,489,653,000      $1,199,987,000
                                                                ==================================

See notes to consolidated financial statements.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

                                                                                              December 31
                                                                                       1998                  1997
                                                                                 -------------------------------------
Liabilities and stockholders' equity
  Current liabilities:
  Accounts payable                                                               $   865,427,000       $   709,959,000
  Notes payable to banks                                                              70,911,000            22,455,000
  Accrued expenses and other                                                         184,497,000           122,269,000
  Income taxes payable                                                                24,283,000            19,181,000
                                                                                 -------------------------------------
Total current liabilities                                                          1,145,118,000           873,864,000

Other liabilities-including deferred compensation of $41,871,000 in
  1998 and $36,481,000 in 1997                                                        68,676,000            61,723,000
Long-term debt                                                                        78,025,000            78,025,000
Minority interest                                                                     14,112,000            13,309,000
Redeemable preferred stock-at redemption value; par
  value $1 per share; authorized 500,000 shares; issued and outstanding
  30,000 shares in 1998 and 32,000 shares in 1997                                     10,333,000            10,760,000

Common stockholders' equity:
  Common Stock-par value $1 per share; authorized 10,000,000 shares; issued
    1,205,041 shares in 1998 and 1,124,324 shares in 1997                              1,205,000             1,124,000
  Limited Duration Class B Common Stock-par value $1 per share; authorized
    2,000,000 shares; issued 282,765 shares
    in 1998 and 307,460 shares in 1997                                                   283,000               308,000
  Paid-in additional capital                                                          38,832,000            44,349,000
  Retained earnings                                                                  189,714,000           169,214,000
  Accumulated other comprehensive loss:
    Cumulative translation adjustment                                                (11,716,000)           (9,422,000)
    Unrealized (loss) gain on marketable securities                                   (1,307,000)              189,000
                                                                                 -------------------------------------
  Total accumulated other comprehensive loss                                         (13,023,000)           (9,233,000)
                                                                                 -------------------------------------
  Loans to officer used to purchase Common Stock and Limited Duration
    Class B Common Stock                                                              (4,726,000)           (4,726,000)
                                                                                 -------------------------------------
                                                                                     212,285,000           201,036,000
  Less-cost of 222,950 and 222,098 shares of Common Stock and 26,762 and
    26,762 shares of Limited Duration Class B Common Stock held in treasury
    at December 31, 1998 and 1997, respectively                                       38,896,000            38,730,000
                                                                                 -------------------------------------
Total common stockholders' equity                                                    173,389,000           162,306,000
Retirement plans, leases and contingencies
                                                                                 -------------------------------------
Total liabilities and stockholders' equity                                       $ 1,489,653,000       $ 1,199,987,000
                                                                                 =====================================

See notes to consolidated financial statements.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

                        Consolidated Statements of Income

                                                                      Year ended December 31
                                                           1998                1997               1996
                                                      -----------------------------------------------------
Commissions and fees                                  $ 935,181,000       $ 858,752,000       $ 765,498,000
Expenses:
  Salaries and employee related expenses                599,681,000         529,863,000         474,686,000
  Office and general expenses                           282,843,000         263,969,000         232,279,000
                                                      -----------------------------------------------------
                                                        882,524,000         793,832,000         706,965,000
                                                      -----------------------------------------------------
                                                         52,657,000          64,920,000          58,533,000
Other income-net                                          6,495,000           4,371,000           7,160,000
                                                      -----------------------------------------------------
Income of consolidated companies
  before taxes on income                                 59,152,000          69,291,000          65,693,000
Provision for taxes on income                            29,856,000          33,719,000          31,612,000
                                                      -----------------------------------------------------
Income of consolidated companies                         29,296,000          35,572,000          34,081,000
Minority interest applicable to consolidated
  companies                                              (4,141,000)         (6,743,000)         (6,663,000)
Equity in earnings of nonconsolidated affiliated
  companies                                                 722,000           1,622,000           1,184,000
                                                      -----------------------------------------------------
Net income                                            $  25,877,000       $  30,451,000       $  28,602,000
                                                      =====================================================
Earnings per Common Share:
  Basic                                                      $20.81              $25.03              $22.98
  Diluted                                                    $18.98              $21.89              $20.45

See notes to consolidated financial statements.

           Grey Advertising Inc. and Consolidated Subsidiary Companies
             Consolidated Statements of Common Stockholders' Equity
                  Years ended December 31, 1998, 1997 and 1996

                                                             Paid-In
                                                Common     Additional     Comprehensive    Retained
                                                Stock        Capital         Income        Earnings
                                             -----------------------------------------------------------
  Balance at December 31, 1995                $1,432,000   $ 37,898,000                   $122,345,000
  Comprehensive income:
    Net income                                                            $ 28,602,000      28,602,000
    Other comprehensive loss:
      Translation adjustment                                                (2,085,000)
      Unrealized loss on marketable
      securities, net of reclassification
      adjustment for gains included in net
      income of $378,000                                                    (1,420,000)
                                                                         ---------------
    Other comprehensive loss                                                (3,505,000)
                                                                         ---------------
  Total comprehensive income                                              $ 25,097,000
                                                                         ===============
  Cash dividends-Common Shares $3.8125 per
  share                                                                                     (4,527,000)
  Cash dividends-Redeemable Preferred
  Stock-$7.625 per
    share                                                                                     (244,000)
  Common Shares acquired-at cost
  Dividends payable in common shares
    pursuant to the Senior Management
  Incentive Plan                                                275,000                       (275,000)
  Increase in redemption value of
  Redeemable Preferred
    Stock                                                                                   (1,112,000)
  Restricted stock activity                                      43,000
  Tax benefit from restricted stock                               3,000
  Common Shares issued upon exercise of
    stock options                                               250,000
  Tax benefit from exercise of stock options                    483,000
  Senior Management Incentive Plan activity                   3,862,000
                                             -----------------------------------------------------------

  Balance at December 31, 1996                 1,432,000     42,814,000                    144,789,000
                                             -----------------------------------------------------------

                                                Common Stock                        Accumulated
                                               Held in Treasury                         Other
                                               ----------------         Loans to    Comprehensive
                                              Shares      Amount        Officers        Income          Total
                                             --------------------------------------------------------------------
  Balance at December 31, 1995               239,599  $ (34,500,000)   $(4,726,000)   $ 5,214,000   $ 127,663,000
  Comprehensive income:
    Net income                                                                                         28,602,000
    Other comprehensive loss:
      Translation adjustment
      Unrealized loss on marketable
        securities, net of reclassification
        adjustment for gains included in net
        income of $378,000

    Other comprehensive loss                                                           (3,505,000)     (3,505,000)

  Total comprehensive income

  Cash dividends-Common Shares
    $3.8125 per share                                                                                  (4,527,000)
  Cash dividends-Redeemable Preferred
  Stock-$7.625 per share                                                                                 (244,000)
  Common Shares acquired-at cost              20,818     (4,733,000)                                   (4,733,000)
  Dividends payable in common shares
    pursuant to the Senior Management
  Incentive Plan
  Increase in redemption value of
    Redeemable Preferred Stock                                                                         (1,112,000)
  Restricted stock activity                     (250)        14,000                                        57,000
  Tax benefit from restricted stock                                                                         3,000
  Common Shares issued upon exercise
    of stock options                         (10,598)     1,123,000                                     1,373,000
  Tax benefit from exercise of stock
    options                                                                                               483,000
  Senior Management Incentive
    Plan activity                                                                                       3,862,000
-----------------------------------------------------------------------------------------------------------------

  Balance at December 31, 1996               249,569    (38,096,000)   $(4,726,000)     1,709,000     147,922,000
-----------------------------------------------------------------------------------------------------------------

           Grey Advertising Inc. and Consolidated Subsidiary Companies
             Consolidated Statements of Common Stockholders' Equity
            Years ended December 31, 1998, 1997 and 1996 (continued)


                                                                   Paid-In
                                                   Common         Additional      Comprehensive     Retained
                                                    Stock           Capital           Income         Earnings
----------------------------------------------------------------------------------------------------------------
  Balance at December 31, 1996                     $1,432,000      $42,814,000                    $ 144,789,000
  Comprehensive income:
    Net income                                                                     $ 30,451,000      30,451,000
    Other comprehensive loss:
      Translation adjustment                                                        (12,001,000)
      Unrealized gain on marketable
        securities, net of reclassification
        adjustment for gains included in net
        income of $215,000                                                            1,059,000
                                                                                  -------------
    Other comprehensive loss                                                        (10,942,000)
                                                                                  -------------
  Total comprehensive Income                                                       $ 19,509,000
                                                                                  =============
  Cash dividends-Common Shares-$4.00 per                                                             (4,738,000)
  Cash dividends-Redeemable Preferred
    Stock-$8.00 per share                                                                              (256,000)
  Common Shares acquired-at cost
  Dividends Payable in common shares
    pursuant to the Senior Management
    Incentive Plan                                                                                     (370,000)
  Increase in redemption value of
    Redeemable Preferred Stock                                                                         (662,000)
  Restricted stock activity                                           (143,000)
  Tax benefit from restricted stock                                      8,000
  Common Shares issued upon exercise of
    stock options                                                       52,000
  Senior Management Incentive Plan activity                          1,618,000
----------------------------------------------------------------------------------------------------------------

  Balance at December 31, 1997                      1,432,000       44,349,000                      169,214,000
----------------------------------------------------------------------------------------------------------------

                                                    Common Stock                                Accumulated
                                                  Held in Treasury                                 Other
                                                  ----------------               Loans to       Comprehensive
                                                Shares        Amount             Officers       Income (Loss)         Total
-------------------------------------------------------------------------------------------------------------------------------
  Balance at December 31, 1996                  249,569   $ (38,096,000)      $ (4,726,000)      $ 1,709,000      $ 147,922,000
  Comprehensive income:
    Net income                                                                                                       30,451,000
    Other comprehensive loss:
      Translation adjustment
      Unrealized gain on marketable
        securities, net of reclassification
        adjustment for gains included in net
        income of $215,000
    Other comprehensive loss                                                                     (10,942,000)       (10,942,000)

  Total comprehensive Income

  Cash dividends-Common Shares-$4.00 per                                                                             (4,738,000)
  Cash dividends-Redeemable Preferred
    Stock-$8.00 per share                                                                                              (256,000)
  Common Shares acquired-at cost                  3,007        (962,000)                                               (962,000)
  Dividends Payable in common shares
    pursuant to the Senior Management
    Incentive Plan                                                                                                     (370,000)
  Increase in redemption value of
  Redeemable Preferred Stock                                                                                           (662,000)
  Restricted stock activity                      (3,000)        309,000                                                 166,000
  Tax benefit from restricted stock                                                                                       8,000
  Common Shares issued upon exercise of
    stock options                                  (716)         19,000                                                  71,000
  Senior Management Incentive Plan activity                                                                           1,618,000
-------------------------------------------------------------------------------------------------------------------------------

  Balance at December 31, 1997                  248,860     (38,730,000)        (4,726,000)       (9,233,000)       162,306,000
-------------------------------------------------------------------------------------------------------------------------------

           Grey Advertising Inc. and Consolidated Subsidiary Companies
             Consolidated Statements of Common Stockholders' Equity
            Years ended December 31, 1998, 1997 and 1996 (continued)


                                                                   Paid-In
                                                   Common         Additional      Comprehensive        Retained
                                                    Stock           Capital          Income            Earnings
                                                --------------------------------------------------------------------
Balance at December 31, 1997                       $1,432,000      $44,349,000                       $169,214,000

Comprehensive income:
  Net income                                                                       $ 25,877,000        25,877,000
  Other comprehensive loss:
    Translation adjustment                                                           (2,294,000)
    Unrealized loss on marketable
      securities, net of reclassification
      adjustment for gains included in net
      income of $256,000                                                             (1,496,000)
                                                                                  -------------
  Other comprehensive loss                                                           (3,790,000)
                                                                                  -------------
Total comprehensive income                                                         $ 22,087,000
                                                                                  =============
Cash dividends-Common Shares-$4.00 per share                                                           (4,895,000)
Cash dividends - Redeemable Preferred
    Stock $8.00  per share                                                                               (244,000)
Common Shares acquired-at cost
Dividends payable in cash pursuant to the
    Senior Management Incentive Plan                                                                      (14,000)
Increase in redemption value of
    Redeemable Preferred Stock                                                                           (224,000)
Restricted stock activity                                               81,000
Tax benefit from restricted stock                                        8,000
Common Shares issued upon exercise of
    stock options                                                        5,000
Senior Management Incentive Plan activity              56,000       (5,611,000)
--------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                       $1,488,000      $38,832,000                       $189,714,000
--------------------------------------------------------------------------------------------------------------------

                                                                                          Accumulated
                                                     Common Stock                            Other
                                                  Held in Treasury           Loans to    Comprehensive
                                                Shares        Amount         Officers         Loss             Total
                                                -----------------------------------------------------------------------
Balance at December 31, 1997                    248,860    $(38,730,000)    $(4,726,000)   $(9,233,000)    $162,306,000

Comprehensive income:
  Net income                                                                                                 25,877,000
  Other comprehensive loss:
    Translation adjustment
    Unrealized loss on marketable
      securities, net of reclassification
      adjustment for gains included in net
      income of $256,000

  Other comprehensive loss                                                                  (3,790,000)      (3,790,000)

Total comprehensive income

Cash dividends-Common Shares-$4.00 per share                                                                 (4,895,000)
Cash dividends - Redeemable Preferred
    Stock $8.00  per share                                                                                     (244,000)
Common Shares acquired-at cost                      427        (168,000)                                       (168,000)
Dividends payable in cash pursuant to the
    Senior Management Incentive Plan                                                                            (14,000)
Increase in redemption value of
    Redeemable Preferred Stock                                                                                 (224,000)
Restricted stock activity                           625         (21,000)                                         60,000
Tax benefit from restricted stock                                                                                 8,000
Common Shares issued upon exercise of
    stock options                                  (200)         23,000                                          28,000
Senior Management Incentive Plan activity                                                                    (5,555,000)
-----------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                    249,712    $(38,896,000)    $(4,726,000)  $(13,023,000)    $173,389,000
-----------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

                      Consolidated Statements of Cash Flows

                                                                                Year ended December 31
                                                                     1998                 1997                1996
                                                                 -----------------------------------------------------
Operating activities
Net income                                                       $  25,877,000       $  30,451,000       $  28,602,000
Adjustments to reconcile net income to net cash provided by
  operating activities, net of acquisitions:
    Depreciation and amortization of fixed assets                   27,992,000          25,866,000          22,880,000
    Amortization of intangibles                                      7,957,000           6,160,000           4,976,000
    Deferred compensation                                           12,366,000          14,002,000          16,217,000
    Equity in earnings of nonconsolidated affiliated
      companies, net of dividends received of  $856,000 in
      1998, $658,000 in 1997, and $441,000 in 1996                     134,000            (964,000)           (743,000)
    Gains from the sale of marketable securities                      (256,000)           (215,000)           (378,000)
    Gains from the sale of a nonconsolidated affiliated
      company and a non-marketable investment security                (336,000)           (384,000)         (4,533,000)
    Minority interest applicable to consolidated companies           4,141,000           6,743,000           6,663,000
    Amortization of restricted stock expense                            84,000             140,000              33,000
    Deferred income taxes                                           (4,793,000)         (7,366,000)         (7,085,000)
    Changes in operating assets and liabilities:
      Increase in accounts receivable                             (106,600,000)        (89,556,000)       (103,252,000)
      Increase in expenditures billable to clients                  (9,644,000)         (6,103,000)         (7,229,000)
      Increase in other current assets                              (9,590,000)         (5,314,000)         (4,782,000)
      Increase in other assets                                      (7,264,000)           (652,000)         (2,741,000)
      Increase in accounts payable                                 110,878,000         121,303,000          78,157,000
      (Decrease) increase in accrued expenses and other             (1,721,000)         14,473,000           8,611,000
      Increase  in income taxes payable                              7,656,000             480,000           2,419,000
      Increase (decrease) in other liabilities                          35,000           1,380,000          (2,592,000)
                                                                 -----------------------------------------------------
Net cash provided by operating activities                           56,916,000         110,444,000          35,223,000
Investing activities
Purchases of fixed assets                                          (47,068,000)        (39,718,000)        (27,896,000)
Trust fund deposits                                                 (5,306,000)         (2,974,000)         (2,833,000)
Increase in investments in and advances to non-
  consolidated affiliated companies                                   (840,000)         (1,142,000)           (320,000)
Purchases of marketable securities                                 (41,088,000)        (25,038,000)       (129,491,000)
Proceeds from the sales of marketable securities                    26,684,000          49,613,000         101,012,000
Proceeds from the sale of a nonconsolidated affiliated
  company and a non-marketable investment security                          --                  --           8,568,000
Increase in intangibles, primarily goodwill                        (24,839,000)        (19,912,000)        (13,103,000)
                                                                 -----------------------------------------------------
Net cash used in investing activities                              (92,457,000)        (39,171,000)        (64,063,000)

           Grey Advertising Inc. and Consolidated Subsidiary Companies

                                                                               Year ended December 31
                                                                    1998                1997                1996
                                                                -----------------------------------------------------
Financing activities
Net proceeds from (repayments of) short-term borrowings            45,694,000         (60,895,000)         18,180,000
Proceeds from term loan                                                    --          75,000,000                  --
Repayment of term loan                                                     --         (30,000,000)                 --
Common Shares acquired for treasury                                  (168,000)           (962,000)         (4,733,000)
Preferred Shares redeemed to treasury                                (651,000)                 --                  --
Cash dividends paid on Common Shares                               (4,895,000)         (4,738,000)         (4,527,000)
Cash dividends paid on Redeemable Preferred Stock                    (244,000)           (256,000)           (244,000)
Net (payments for repurchase of) proceeds from issuance of
   Restricted Stock                                                   (18,000)             27,000              24,000
Proceeds from exercise of stock options                                28,000              71,000           1,373,000
Borrowings under life insurance policies                              510,000             450,000             464,000
                                                                -----------------------------------------------------
Net cash provided by (used in) financing activities                40,256,000         (21,303,000)         10,537,000
Effect of exchange rate changes on cash                            (1,452,000)        (11,902,000)         (3,525,000)
                                                                -----------------------------------------------------
Increase (decrease) in cash and cash equivalents                    3,263,000          38,068,000         (21,828,000)
Cash and cash equivalents at beginning of year                    150,553,000         112,485,000         134,313,000
                                                                -----------------------------------------------------
Cash and cash equivalents at end of year                        $ 153,816,000       $ 150,553,000       $ 112,485,000
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

           Grey Advertising Inc. and Consolidated Subsidiary Companies

A. Summary of Significant Accounting Policies (continued)

Foreign Currency Translation

Primarily all balance sheet accounts of the Company's foreign operations are translated at the exchange rate in effect at each year end and statement of income accounts are translated at the average exchange rates prevailing during the year. Resulting translation adjustments are made directly to other comprehensive income (loss). Foreign currency transaction gains and losses are reported in income. During 1998, 1997 and 1996, foreign currency transaction gains and losses were not material.

Intangibles

The excess of purchase price over underlying net equity of certain consolidated subsidiaries and nonconsolidated affiliated companies at the date of acquisition ("goodwill") is amortized by the straight-line method over periods of up to twenty years. The amounts of goodwill, net of accumulated amortization, associated with consolidated subsidiaries and nonconsolidated investments (included in Investments in and Advances to Nonconsolidated Affiliated Companies) were $116,499,000 and $3,394,000 in 1998, and $59,851,000 and
$3,685,000 in 1997, respectively.

Annually, the Company assesses the carrying value of its goodwill and the respective periods of amortization. As part of the evaluation, the Company considers a number of factors including actual operating results, the impact of gains and losses of major local clients, the impact of any loss of key local management staff and any changes in general economic conditions. The Company quantifies the recoverability of goodwill based on each agency's estimated future non-discounted cash flows over the applicable remaining amortization periods. This requires management to make certain specific assumptions with respect to future revenue and expense levels. When multiple investments are made in a single company, a weighted average amortization period is used. Charges to reflect permanent impairment are recorded to the extent that the unamortized book value of the goodwill exceeds the future cumulative discounted cash flows.

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

           Grey Advertising Inc. and Consolidated Subsidiary Companies

A. Summary of Significant Accounting Policies (continued)

Marketable Securities

The Company considers all its investments in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, based on publicly quoted market prices, with unrealized gains and losses reported as other comprehensive income (loss).

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

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of common shares outstanding and for diluted earnings per common share includes adjustments for the effect of the assumed exercise of dilutive stock options, shares issuable pursuant to the Company's Senior Management Incentive Plan (see Note M(1)) and the assumed conversion of the 8 1/2% Convertible Subordinated Debentures. For the purpose of computing basic earnings per common share, the Company's net income is adjusted by dividends on the Preferred Stock and by the increase or decrease in redemption value of the Preferred Stock during the relevant period. For the purpose of computing diluted earnings per common share, net income is also adjusted by the interest savings, net of tax, on the assumed conversion of the Company's 8 1/2% convertible subordinated debentures.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

B. Foreign Operations

The following financial data is applicable to consolidated foreign subsidiaries:

                                                     1998              1997              1996
                                             ------------------------------------------------
Current assets                               $610,767,000      $489,242,000      $429,863,000
Current liabilities                           621,164,000       480,514,000       452,220,000
Other assets - net of other liabilities       161,619,000        79,391,000        62,363,000
Net income                                        745,000         8,921,000         9,276,000

Consolidated retained earnings at December 31, 1998 includes equity in unremitted earnings of nonconsolidated foreign companies of approximately $9,712,000.

C. Other Income - Net

Details of other income - net are:

                                                    1998               1997               1996
                                                --------------------------------------------------
Interest income                                 $ 16,113,000       $ 13,826,000       $ 12,211,000
Interest expense                                 (11,506,000)       (11,095,000)       (10,065,000)
Gains from the sale of marketable
  securities and in 1996 a nonconsolidated
  affiliated company and a nonmarketable
  investment security                                592,000            599,000          4,911,000
Dividends from affiliates                             93,000             83,000            151,000
Other income (expense)-net                         1,203,000            958,000            (48,000)
                                                --------------------------------------------------
                                                $  6,495,000       $  4,371,000       $  7,160,000
                                                ==================================================

D. Fixed Assets

Components of fixed assets-at cost are:

                                                   1998                1997
                                               ---------------------------------
Furniture, fixtures and equipment              $ 180,657,000       $ 145,116,000
Leaseholds and leasehold improvements             69,961,000          59,333,000
                                               ---------------------------------
                                                 250,618,000         204,449,000
Accumulated depreciation and amortization       (137,534,000)       (116,443,000)
                                               ---------------------------------
                                               $ 113,084,000       $  88,006,000
                                               =================================

           Grey Advertising Inc. and Consolidated Subsidiary Companies

E. Acquisitions and Related Costs

In December 1998, pursuant to a cash tender offer, the common and preferred shareholders of TMBG Media Co. ("TMBG"), a United Kingdom company, agreed to be acquired by the Company. In January 1999, the Company distributed cash in the amount of $47,006,000 in exchange for 100% of TMBG's voting common stock and 90% of its preferred stock. The acquisition was funded out of operating cash and has been accounted for using the purchase method. Results of operations of TMBG for the period December 23, 1998 to December 31, 1998 were not material and thus were not included in the Consolidated Statement of Income for the year ended December 31, 1998. TMBG's net assets of $8,007,000, including $14,158,000 of cash, have been included in the Consolidated Balance Sheet at December 31, 1998. Additionally, the liability related to the tendered shares of TMBG has been included in Accrued Expenses and Other at December 31, 1998. The excess of purchase price over the underlying net equity of TMBG was recorded as goodwill and will be amortized in accordance with the Company's accounting policy.

F. Marketable Securities

The marketable securities, by type of investment, held by the Company at December 31, 1998 and 1997 are as follows:

                                                     1998               1997
                                                  -----------        -----------
Maturities of one year or less:
  Money market funds                              $55,130,000        $14,406,000
  U.S. Treasury Securities                                 --            995,000
                                                  -----------        -----------
                                                   55,130,000         15,401,000
                                                  -----------        -----------
Maturities greater than one year:
  Corporate bonds                                  30,827,000         23,408,000
  U.S. Treasury Securities                                 --         32,310,000
  Government National Mortgage
   Association Securities                                  --          1,622,000
                                                  -----------        -----------
                                                   30,827,000         57,340,000
                                                  -----------        -----------
                                                  $85,957,000        $72,741,000
                                                  ===========        ===========

At December 31, 1998, the Company had unrealized gains of $5,412,000 and unrealized losses of $6,719,000 related primarily to investments in both U.S. and non-U.S. dollar-denominated corporate bonds. At December 31, 1997, the Company had unrealized gains of $748,000 related primarily to investments in corporate bonds and unrealized losses of $559,000, principally related to the investments in U.S. treasury securities and money market funds. At December 31, 1998 and 1997, the Company's investments in marketable securities, classified as non-current, had an average maturity of approximately six and seven years, respectively.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

G. Credit Arrangements and Long-Term Debt

The Company maintains committed lines of credit of $51,000,000 with various domestic banks and may draw against the lines on unsecured demand notes at rates below the applicable bank's prime interest rate. These lines of credit, which are renewable annually, were partially utilized during both 1998 and 1997 by selected foreign subsidiaries in the amount of $18,700,000 and $3,000,000 at the end of each respective year. The weighted average interest rate related to the debt associated with the committed lines of credit was 7.43% and 6.92% at December 31, 1998 and 1997, respectively. The Company had $52,211,000 and $19,455,000 outstanding under other uncommitted lines of credit at December 31, 1998 and 1997, respectively. The weighted average interest rate for the borrowings under the uncommitted lines of credit was 6.24% and 6.64% at December 31, 1998 and 1997, respectively. The carrying amount of the debt outstanding under both the committed and uncommitted lines of credit approximates fair value because of the short maturities of the underlying notes. Occasionally, the Company enters into foreign currency contracts for known cash flows related to the repatriation of earnings from its international subsidiaries. The terms of each foreign currency contract entered into in 1998 and 1997 were for less than three months. At December 31, 1998, there were no foreign currency contract transactions open. In December 1998, the Company did take advantage of an inverted yield curve in the United Kingdom and entered into a two year interest rate swap agreement as a hedge against rising interest rates by exchanging the cash flow on borrowings of 5,000,000 pounds sterling at a variable interest rate under the uncommitted lines of credit, for the cash flow from a similar borrowing at a fixed interest rate of 5.67%. The fair value of the swap agreement is not material. This estimate was determined using a discounted cash flow analysis using current interest rates for debt having similar terms and remaining maturities.

Long-term debt at December 31, 1998 and 1997 is as follows:

                                               1998                    1997
                                            -----------------------------------
      Term loans                            $75,000,000             $75,000,000
      Convertible debentures                  3,025,000               3,025,000
                                            -----------------------------------
      Long-term debt                        $78,025,000             $78,025,000
                                            ===================================

During 1997, the Company repaid the 7.68%, $30,000,000 loan it had taken down in 1993 from the Prudential Insurance Company ("Prudential") and, in turn, borrowed $75,000,000 in December 1997 at a fixed interest rate of 6.94% with principal repayable in equal installments of $25,000,000 in December 2003, 2004 and 2005. The terms of the loan agreement require, inter alia, that the Company meet certain cash flow requirements and limit its incurrence of additional indebtedness to certain specified amounts. At December 31, 1998 and 1997, the Company was in compliance with all of these covenants. The fair value of the Prudential debt is estimated to be $79,105,000 and $75,000,000 at December 31, 1998 and 1997, respectively. This estimate was determined using a discounted cash flow analysis using current interest rates for debt having similar terms and remaining maturities.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

G. Credit Arrangements and Long-Term Debt (continued)

The remaining portion of long-term debt consists of 8 1/2% Convertible Subordinated Debentures, due December 31, 2003, which are currently convertible into 8.44 shares of Common Stock and an equal number of shares of Limited Duration Class B Common Stock ("Class B Common Stock"), subject to certain adjustments, for each $1,000 principal amount of such debentures. The debentures were issued in exchange for cash and a $3,000,000, 9% promissory note from the Chairman and Chief Executive Officer of the Company, payable on December 31, 2004 (included in Other Assets at December 31, 1998 and 1997). During each of the years 1998, 1997 and 1996, the Company paid to the officer interest of $257,000 pursuant to the terms of the debentures and the officer paid to the Company interest of $270,000 pursuant to the terms of the 9% promissory note.

The scheduled repayment of long-term debt is as follows:

                Years ending
                 December 31                                Amount
            --------------------------------------------------------
                    2003                                 $28,025,000
                    2004                                  25,000,000
                    2005                                  25,000,000
                                                         -----------
                                                         $78,025,000
                                                         ===========

During 1998 and 1997, the Company borrowed against the cash surrender value of the life insurance policies that it owns on the life of its Chairman and Chief Executive Officer. The amounts borrowed at December 31, 1998 and 1997 are $18,184,000 and $16,428,000, respectively, with an interest rate of 7.30% in each year, and are carried as a reduction of the related cash surrender value that is included in Other Assets. Of the amounts borrowed in 1998 and 1997, the Company received $510,000 and $450,000 in cash, respectively, and $1,245,000 was used in each year to pay premiums on the underlying life insurance policies.

For the years 1998, 1997 and 1996, the Company made interest payments of $11,673,000, $11,969,000 and $10,065,000, respectively.

H. Redeemable Preferred Stock

As of December 31, 1998, the Company had outstanding 20,000 shares of Series I Preferred Stock, 5,000 shares each of Series II and Series III Preferred Stock. In 1997, 2,000 shares of Series 1 Preferred Stock were outstanding which were redeemed in 1998. The holder of the Series I, Series II and Series III Preferred Stock is the Chairman and Chief Executive Office of the Company, and the Series 1 Preferred Stock was held by a former employee. The terms of each class of Preferred Stock, including the basic economic terms relating thereto, are essentially the same, except with respect to the redemption date of each series. The redemption date for the

           Grey Advertising Inc. and Consolidated Subsidiary Companies

H. Redeemable Preferred Stock (continued)

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

Each share of Preferred Stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock (subject to certain adjustments) upon redemption, less a fixed discount established upon the issuance of the Preferred Stock. The holder of each class of Preferred Stock is entitled to receive cumulative preferential dividends at the annual rate of $.25 per share, and to participate in dividends on one share of the Common Stock and one share of the Class B Common Stock to the extent such dividends exceed the per share preferential dividend. In connection with his ownership of the Series I, Series II and Series III Preferred Stock, the holder issued to the Company full recourse promissory notes totaling $763,000 (included in Other Assets at December 31, 1998 and 1997) with a maturity date of April 2004. The interest paid by the senior executive to the Company in 1998, 1997 and 1996 pursuant to the terms of these notes was approximately $69,000 in each year.

In accordance with the terms of the respective Certificates of Designation and Terms of each Series of Preferred Stock ("Certificates"), the Board of Directors determined the change in redemption value would not reflect a 1994 write-off of goodwill but rather reflect amortization as if the Company had continued to write-off goodwill in accordance with historical amortization schedules.

Following the distribution of Class B Common Stock, the holder of the Preferred Stock became entitled to eleven votes per share on all matters submitted to the vote of stockholders. The holder of the Series I Preferred Stock is entitled, as well, to vote as a single class to elect or remove one-quarter of the Board of Directors, to approve the merger or consolidation of the Company or the sale by it of all or substantially all of its assets, and to approve the authorization or issuance of any other class of Preferred Stock having equivalent voting rights.

In the event of the liquidation of the Company, the holder of the Preferred Stock is entitled to a preferential liquidation distribution of $1.00 per share in addition to all accrued and unpaid preferential dividends.

The total carrying value of the Preferred Stock (applicable to those shares outstanding at each respective year end) increased by $224,000, $662,000 and $1,112,000 in 1998, 1997 and 1996, respectively. The change in carrying value represents the change in aggregate redemption value

           Grey Advertising Inc. and Consolidated Subsidiary Companies

H. Redeemable Preferred Stock (continued)

during those periods. This change is referred to as "Additional Capital Applicable to Redeemable Preferred Stock" in the respective Certificates.

I. Common Stock

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

J. Restricted Stock and Stock Option Plans

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

Under the Prior Plans, nonqualified and incentive stock options were granted to employees eligible to receive options at prices not less than 100% of the fair market value of the shares on the date of grant. Options must be exercised within ten years of grant and for only specified limited periods beyond termination of employment. There were 1,000 shares reserved for issuance under the Prior Plans at December 31, 1998.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

J. Restricted Stock and Stock Option Plans (continued)

Nonqualified Options

Transactions involving nonqualified options under the Stock Incentive and Prior Plans were:

                                                   Number      Weighted Average
                                                 Of Shares      Exercise Price
                                                 ------------------------------
      Outstanding, December 31, 1995               98,324         $    149
      Granted                                      47,100              229
      Exercised                                    (9,884)             130
      Forfeited                                       (66)             118
                                                 ------------------------------
      Outstanding, December 31, 1996              135,474              178
      Granted                                       8,450              260
      Exercised                                       -0-              -0-
      Forfeited                                    (1,500)             189
                                                 ------------------------------
      Outstanding, December 31, 1997              142,424              183
      Granted                                      45,400              333
      Exercised                                      (200)             141
      Forfeited                                    (8,675)             209
                                                 ------------------------------
      Outstanding, December 31, 1998              178,949              220
                                                 ==============================

There were 76,750, 50,133, and 33,400 options exercisable at December 31, 1998, 1997 and 1996, respectively. The weighted average fair value of the options granted during 1998, 1997 and 1996 was $108, $101 and $77, respectively.

The remaining weighted average contractual life of options outstanding as of December 31, 1998 and the weighted average exercise price for options exercisable at December 31, 1998 are as follows:

                              Options Outstanding                      Options Exercisable
              --------------------------------------------------  ------------------------------
Range of          Number of    Weighted Average     Weighted       Number of         Weighted
Exercise           Shares          Remaining         Average         Shares          Average
 Prices          Outstanding   Contractual Life   Exercise Price  Exercisable     Exercise Price
----------------------------------------------------------------  ------------------------------
  $131              1,000          1.2 years          $131             666          $   131
 149-171           83,299          5.3 years           151          46,000              151
 187-196            6,900          7.0 years           195              84              187
   235             34,100          7.3 years           235          20,000              235
 259-282            8,450          8.3 years           260              -0-              -0-
 268-393           45,200          7.1 years           333          10,000              333
              --------------------------------------------------  ------------------------------
  Total           178,949                                           76,750
              ==================================================  ==============================

           Grey Advertising Inc. and Consolidated Subsidiary Companies

J. Restricted Stock and Stock Options Plans (continued)

Incentive Stock Options

Transactions involving outstanding incentive stock options under the plans were:

                                                   Number of Shares of     Weighted Average
                                                       Common Stock         Exercise Price
                                                   -----------------------------------------
Outstanding and exercisable, December 31, 1995           1,430                  $   99
Exercised                                                 (714)                     99
                                                   -----------------------------------------
Outstanding and exercisable, December 31, 1996             716                      99
Exercised                                                 (716)                     99
                                                   -----------------------------------------
Outstanding, December 31, 1997                             -0-
                                                   =========================================

Restricted Stock

In 1998, 1,375 shares of Restricted Stock were issued at a price of $1.00 per share. In 1997, 3,000 shares of Restricted Stock were issued at prices between $1.00 and $93.50 per share. All stock is issued with restrictions as to transferability expiring after five years. No restrictions lapsed in 1998, 1997 or 1996. In 1998, 2,000 shares were forfeited and held in treasury.

Compensation to employees under the Stock Incentive and Prior Plans of $671,000 in 1998, $756,000 in 1997 and $98,000 in 1996, representing the excess of the market value of restricted stock over any cash consideration received, is carried as a reduction of Paid-In Additional Capital and is charged to income ($166,000 in 1998, $140,000 in 1997 and $33,000 in 1996) over the related required period of service of the respective employees. In 1998, accumulated amortization of $82,000 was added back into income resulting from the forfeiture of Restricted Stock.

Pro Forma Information

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The approximate fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted average assumptions for the years 1998, 1997 and 1996, respectively; risk-free interest rates of 6.78%, 6.70% and 6.16%; dividend yields of 1.86%, 1.40% and 1.73%; volatility factors of the expected market price of the Company's Common Stock of .18, .19 and .17; and a weighted-average expected life for the options of 9.6, 10.0, and 10.0 years.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

J. Restricted Stock and Stock Options Plans (continued)

Pro Forma Information (continued)

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

                                        1998                1997                1996
                                   ------------------------------------------------------
Pro forma net income               $   24,450,000      $   29,689,000      $   27,861,000
Pro forma earnings per share:
  Basic                                  $19.67              $24.41              $22.38
  Diluted                                $17.95              $21.39              $19.87

The pro forma information for 1998, 1997 and 1996 is not necessarily indicative of future year calculations because options issued prior to 1995 have not been valued for purposes of the pro forma calculation.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

K. Computation of Earnings per Common Share

The following table shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                             For the Year Ended December 31
                                                    --------------------------------------------------
                                                        1998              1997               1996
                                                    --------------------------------------------------
      BASIC EARNINGS PER SHARE
      ------------------------
Weighted-average shares                                1,220,767          1,180,146          1,185,841
                                                    --------------------------------------------------

Net Income                                          $ 25,877,000       $ 30,451,000       $ 28,602,000
Effect of dividend requirements
  and the change in redemption value
  of redeemable preferred stock                         (468,000)          (917,000)        (1,356,000)
                                                    --------------------------------------------------
Net earnings used in computation                    $ 25,409,000       $ 29,534,000       $ 27,246,000
                                                    --------------------------------------------------

Per share amount                                          $20.81             $25.03             $22.98
                                                    ==================================================

      DILUTED EARNINGS PER SHARE
      --------------------------
Weighted-average shares used in Basic                  1,220,767          1,180,146          1,185,841
Net effect of dilutive stock options and
  stock incentive plans (1)                               74,121            124,289            102,378
Assumed conversion of 8.5%
  convertible subordinated
  debentures issued December 1983                         51,040             51,017             50,892
                                                    --------------------------------------------------
Adjusted weighted-average shares                       1,345,928          1,355,452          1,339,111
                                                    --------------------------------------------------

Net Income used in Basic                            $ 25,409,000       $ 29,534,000       $ 27,246,000
8.5% convertible subordinated
  debentures interest net of income tax effect           137,000            139,000            139,000
                                                    --------------------------------------------------
Net earnings used in computation                    $ 25,546,000       $ 29,673,000       $ 27,385,000
                                                    --------------------------------------------------

Per share amount                                          $18.98             $21.89             $20.45
                                                    ==================================================

(1) Includes 31,481, 92,391, and 85,350 shares for 1998, 1997 and 1996, respectively, expected to be issued pursuant to the terms of the Senior Management Incentive Plan.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

L. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. At December 31, 1998 and 1997, the Company had deferred tax assets and deferred tax liabilities as follows:

                                               Deferred Tax Assets (Liabilities)
                                                    1998               1997
                                                -------------------------------
Deferred compensation                           $ 24,485,000       $ 27,966,000
Accrued expenses                                   3,649,000          3,315,000
Safe harbor lease and depreciation                   749,000         (1,225,000)
Foreign net operating losses                      14,517,000          8,140,000
Tax on unremitted foreign earnings and other      (1,477,000)        (3,414,000)
                                                -------------------------------
                                                  41,923,000         34,782,000
Valuation allowance                              (10,488,000)        (8,140,000)
                                                -------------------------------
Net deferred tax assets                         $ 31,435,000       $ 26,642,000
                                                ===============================

Included in:
  Other current assets                          $ 10,914,000       $  6,779,000
  Other assets                                    20,521,000         19,863,000
                                                -------------------------------
                                                $ 31,435,000       $ 26,642,000
                                                ===============================

The components of income of consolidated companies before taxes on income are as follows:

                                     1998             1997            1996
                                 ---------------------------------------------
Domestic                         $44,600,000      $40,476,000      $36,553,000
Foreign                           14,552,000       28,815,000       29,140,000
                                 ---------------------------------------------
                                 $59,152,000      $69,291,000      $65,693,000
                                 =============================================

Provisions (benefits) for Federal, foreign, state and local income taxes consisted of the following:

                                  1998                                  1997                                  1996
                     --------------------------------     ---------------------------------      -------------------------------
                        Current           Deferred            Current           Deferred            Current           Deferred
                     -----------------------------------------------------------------------------------------------------------
Federal              $ 11,382,000       $  1,526,000       $ 16,763,000       $ (3,989,000)      $ 16,285,000       $ (3,890,000)
Foreign                16,010,000         (6,886,000)        15,171,000         (1,204,000)        13,677,000           (280,000)
State and local         7,257,000            567,000          9,151,000         (2,173,000)         8,735,000         (2,915,000)
                     -----------------------------------------------------------------------------------------------------------
                     $ 34,649,000       $ (4,793,000)      $ 41,085,000       $ (7,366,000)      $ 38,697,000       $ (7,085,000)
                     ===========================================================================================================

           Grey Advertising Inc. and Consolidated Subsidiary Companies

L. Income Taxes (continued)

The effective tax rate varied from the statutory Federal income tax rate as follows:

                                                                     1998         1997         1996
                                                                     ------------------------------
      Statutory Federal tax rate                                     35.0%        35.0%        35.0%
      State and local income taxes, net of Federal income tax
        benefits                                                      8.6          6.6          5.8
      Difference in foreign tax rates                                 6.8          4.7          4.3
      Withholding tax on unremitted foreign earnings                  0.1          0.9          0.6
      Other--net                                                      0.0          1.5          2.4
                                                                     ------------------------------
                                                                     50.5%        48.7%        48.1%
                                                                     ==============================

During the years 1998, 1997 and 1996, the Company made income tax payments of $31,104,000, $39,689,000, and $36,513,000 respectively.

The tax benefit resulting from the difference between compensation expense deducted for tax purposes and compensation expense charged to income for restricted stock and nonqualified stock options is recorded as an increase to Paid-In Additional Capital.

At December 31, 1998, the Company had cumulative net operating losses attributable to foreign subsidiaries of approximately $44,000,000. The duration over which the tax benefits attributable to these losses may be realized varies on a country by country basis, but in no instance will any of the benefits expire before 2003. Since a portion of the benefits may fail to be realized, a valuation allowance has been reflected.

M. Retirement Plans, Deferred Compensation, Executive Officer Loans, Leases and Contingencies

1. The Company's Profit Sharing Plan is available to employees of Grey and qualifying subsidiaries meeting certain eligibility requirements. This plan provides for contributions by the Company at the discretion of the Board of Directors, subject to maximum limitations, as well as employee pre-tax contributions. The Company also maintains a noncontributory Employee Stock Ownership Plan covering eligible employees of the Company and qualifying subsidiaries, under which the Company may make contributions (in stock or cash) to an Employee Stock Ownership Trust
      (ESOT) in amounts each year as determined at the discretion of the Board of Directors. The Company made only cash contributions to the ESOT in 1998, 1997 and 1996. The Company and the ESOT have certain rights to purchase shares from participants whose employment has terminated. In addition to the two plans noted above, a number of subsidiaries maintain separate profit sharing and retirement arrangements. Furthermore, the Company also provides additional retirement and deferred compensation benefits to certain executive officers and employees. The Company maintains a Senior Management Incentive Plan ("Plan") in which deferred compensation is granted to senior executive or management employees deemed important to the continued success of the Company. The Plan operates as an ongoing series of individual five year plans.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

M. Retirement Plans, Deferred Compensation, Executive Officer Loans, Leases and Contingencies (continued)

      The latest plan in the series commenced in 1998. Awards will vest to individuals achieving five years of participation in the current plan. Those participants who commence participation after 1998 will vest in their awards five years from the year of their initial participation. The amount recorded as an expense related to the Plan amounted to $7,600,000, $8,377,000 and $8,211,000 in 1998, 1997 and 1996, respectively.
      Approximately $2,295,000, $1,113,000 and $5,634,000 of plan expense incurred in 1998, 1997 and 1996, respectively, will be payable in Common Stock in accordance with the terms of the Plan. The awards payable in Common Stock were converted into an equivalent number of shares of Common Stock, based on the average of the market values on the last 15 business days of the calendar year. The 1998 Plan activity includes increases in Paid-in Additional Capital of $1,899,000 related to the future obligation to issue Common Stock and $3,648,000 related to the tax benefit resulting from the issuance of shares in settlement of the previous plan's awards offset by a decrease of $11,158,000 related to the repurchase of shares to satisfy statutory minimun tax withholding requirements. At December 31, 1998, approximately 14,000 shares are payable in Common Stock pursuant to the Plan of which approximately 3,000 shares were vested.

      In 1995, the Company and its Chairman and Chief Executive Officer entered into an agreement extending the term of his employment agreement with the Company through December 31, 2002. This agreement further provides for the deferral of certain compensation otherwise payable to the Chairman and Chief Executive pursuant to his employment agreement and the payment of such deferred compensation into a trust, commonly referred to as a rabbi trust, established with United States Trust Company of New York. The purpose of the trust arrangement is to ensure the Company's ability to deduct compensation paid to the Chairman and Chief Executive Officer without the application of Section 162(m) of the Internal Revenue Code ("Section"). The Section, under certain circumstances, denies a tax deduction to an employer for certain compensation expenses in excess of $1,000,000 per year paid by a publicly held corporation to certain of its executives. Amounts deferred and paid into the trust, as adjusted for the earnings and gains or losses on the trust assets, will be paid to the Chairman and Chief Executive Officer or to his estate, as the case may be, following the expiration of his employment agreement, or the termination of his employment by reason of death or disability. In 1998, the Company made payments to the rabbi trust which are to be used to fund a pension obligation to be payable to the Chairman and Chief Executive Officer over the eleven year period following the normal expiration of his current employment agreement ("pension period"). The initial pension deposit was for $1,040,000 with annual pension deposits of $360,000 ratably payable from 1998 through 2002, inclusive. The amount of the pension to be paid to the Chairman and Chief Executive Officer will depend on, and be limited to, the funds in the rabbi trust during the pension period. In addition, upon termination of his employment prior to the commencement of the pension period or upon his death, any undistributed funds in the rabbi trust would be paid to his estate, as the case may be, in satisfaction of any future obligations with respect to this pension.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

M. Retirement Plans, Deferred Compensation, Executive Officer Loans, Leases and Contingencies (continued)

      At December 31, 1998 and 1997, the value of the trust was $15,706,000 and $10,400,000, respectively, and is included in Other Assets and the Company's related deferred compensation obligation for the same amount is included in Other Liabilities.

      Expenses related to the foregoing plans and benefits aggregated $32,266,000 in 1998, $33,230,000 in 1997 and $36,140,000 in 1996.

2. Pursuant to an employment agreement, dated January 1, 1994, an executive officer of the Company borrowed $600,000 from the Company. One-third of the principal amount of the loan was forgiven by the Company on December 31, 1996 and 1997, as the officer continued to be employed by the Company on those dates. In 1997 and 1996, the Company has included in each year $200,000 of compensation expense, representing the amount of loan forgiven each year. The forgiveness date for the remaining $200,000 loan balance is in 1999 and is to be forgiven contingent upon the officer's continued employment by the Company. As of December 31, 1998 and 1997, the remaining loan balance was $200,000 and is included in Other Assets.

      In addition, a second executive officer has outstanding loans with the Company totaling $825,000 as of December 31, 1998 and 1997 which are reflected in Other Assets. The first loan for $125,000 was made in 1995 and is forgivable on December 31, 1999 provided that the executive officer is employed by the Company on that date. During 1996, the Company made an additional loan to this executive officer for $700,000, $200,000 of which is forgivable by the Company assuming his continued employment through 2003 and $500,000 of which is forgivable by the Company assuming his continued employment through 2004.

      In connection with a 1992 exercise of the stock options, the Company received a cash payment of $67,000 and a note from the Chairman and Chief Executive Officer of the Company in the amount of $3,170,000, due in December 2001, bearing interest at the rate of 6.06%. In addition, and in accordance with the terms of the option agreement, the holder of the options issued to the Company a promissory note in the principal amount of $2,340,000 bearing interest at the rate of 6.06%, payable in December 2001, to settle his obligation to provide the Company with funds necessary to pay the required withholding taxes due upon the exercise of the options. A portion of the second note ($1,556,000) equal to the tax benefit received by the Company upon exercise and the full amount of the note for $3,170,000 are reflected in a separate component of stockholders' equity. The interest paid to the Company by the holder pursuant to the terms of the two notes issued in connection with the option exercise was $334,000 in 1998, 1997 and 1996.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

M. Retirement Plans, Deferred Compensation, Executive Officer Loans, Leases and Contingencies (continued)

3. Rental expense amounted to approximately $44,364,000 in 1998, $41,239,000 in 1997 and $41,104,000 in 1996. Approximate minimum rental commitments, excluding escalations, under noncancellable operating leases are as follows:

                  1999                                        $ 43,809,000
                  2000                                          41,940,000
                  2001                                          39,822,000
                  2002                                          36,933,000
                  2003                                          32,503,000
                  Beyond 2003                                  124,030,000
                                                              ------------
                                                              $319,037,000
                                                              ============

4. The Company is not involved in any pending legal proceedings not covered by insurance or by adequate indemnification or which, if decided adversely, would have a material effect on the results of operations, liquidity or financial position of the Company.

           Grey Advertising Inc. and Consolidated Subsidiary Companies

N. Industry Segment and Related Information

The Company is not engaged in more than one industry segment. The Company evaluates performance by geographic region based on profit or loss before income taxes. Commissions and fees are attributed to the geographic region that generates billings. Commissions and fees, operating profit, interest income/expense, and related identifiable assets at December 31, 1998, 1997 and 1996, are summarized below according to geographic region (000s omitted):

                                                            United States                                  Europe
                                               ----------------------------------------     ----------------------------------------
                                                   1998          1997           1996           1998         1997            1996
                                               -------------------------------------------------------------------------------------
Commissions and fees                           $  419,469     $  382,288     $  338,496     $  415,685   $  380,675     $  370,888
                                               -------------------------------------------------------------------------------------

Operating profit (loss)                            38,501         32,570         26,174         27,509       30,534         30,279

Interest income (expense) - net                     4,677          6,366          4,910            853       (2,501)        (2,634)

Other income (expense)                              1,422          1,540          5,470            785          194           (765)
                                               -------------------------------------------------------------------------------------

Income of consolidated companies
before taxes on income                             44,600         40,476         36,554         29,147       28,227         26,880
                                               =====================================================================================

Equity in earnings of
nonconsolidated  affiliated
companies

Identifiable assets                               608,880        581,557        549,160        699,637      457,099        445,038

Investments in and advances to
nonconsolidated affiliated

Total assets

                                                                 Other                                    Consolidated
                                               ----------------------------------------     ----------------------------------------
                                                   1998           1997           1996          1998           1997           1996
                                                ------------------------------------------------------------------------------------
Commissions and fees                            $  100,027     $   95,789     $   56,114    $  935,181     $  858,752     $  765,498
                                                ------------------------------------------------------------------------------------

Operating profit (loss)                            (13,353)         1,816          2,080    $   52,657     $   64,920     $   58,533

Interest income (expense) - net                       (923)        (1,135)          (130)        4,607          2,730          2,146

Other income (expense)                                (319)           (93)           309         1,888          1,641          5,014
                                                ------------------------------------------------------------------------------------

Income of consolidated companies
before taxes on income                             (14,595)           588          2,259        59,152         69,291         65,693
                                                ====================================================================================

Equity in earnings of
nonconsolidated  affiliated
companies                                                                                          722          1,622          1,184
                                                                                            ========================================

Identifiable assets                                164,431        142,945         77,473     1,472,948      1,181,601      1,071,671

Investments in and advances to
nonconsolidated affiliated                                                                      16,705         18,386         17,723
                                                                                            ----------------------------------------

Total assets                                                                                $1,489,653     $1,199,987     $1,089,394
                                                                                            ========================================

Commissions and fees from one client amounted to 13.4%, 12.8% and 13.2% of the consolidated total in 1998, 1997 and 1996, respectively.

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

             4.02               Purchase Agreement, dated as of December 10,
                                1983, between Grey and Edward H. Meyer relating to the sale to Mr. Meyer of Grey's 8 1/2%
                                Convertib Debentures, of even date therewith
                                ("Convertible Debenture"). (Incorporated herein by reference to Exhibit 3.08 to Grey's Annual
                                Report on Form 10-K for the fiscal year ended
                                December 31, 1983.)

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

                                INDEX TO EXHIBITS


  Number Assigned to Exhibit
 (i.e. 601 of Regulation S-K)                 Description of Exhibits
 ----------------------------                 -----------------------
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

            10.02 *             Amendments Two through Ten to Meyer Employment
                                Agreement. (Incorporated herein by reference to Exhibit 10.02 to Grey's Annual Report on Form
                                10-K for the fiscal year ended December 31, 1985, Exhibit 10.03 to Grey's Annual Report on
                                Form 10-K for the fiscal year ended December 31, 1987, Exhibit 1 to Grey's Current Report on Form
                                8-K, dated May 9, 1988, filed with the SEC pursuant to Section 13 of the 1934 Act, Exhibit
                                2 to Grey's Current Report on Form 8-K, dated
                                May 9, 1988, filed with the SEC pursuant to
                                Section 13 of the 1934 Act. Exhibit I to Grey's
                                Current Report on Form 8-K, dated June 9, 1989, filed with the SEC pursuant to Section 13 of the 1934 Act, Exhibit 10.07 to Grey's Annual Report on Form 10-K for the fiscal year ended December
                                31, 1990, Exhibit 10.03 to Grey's Annual Report on Form 10-K for the fiscal year ended December
                                31, 1994, Exhibit 10.03 to Grey's Annual Report on Form 10-K for the fiscal year ended December
                                31, 1997, and Exhibit 10.01 to Grey's Quarterly
                                Report on Form 10-Q for the quarter ended March
                                31, 1998, respectively.)

                                INDEX TO EXHIBITS


  Number Assigned to Exhibit
 (i.e. 601 of Regulation S-K)                 Description of Exhibits
 ----------------------------                 -----------------------
           10.03 *              Deferred Compensation Trust Agreement dated
                                March 22, 1995 ("Trust Agreement"), by and
                                between Grey and United States Trust Company of
                                New York. (Incorporated herein by reference to
                                Exhibit 10.04 to Grey's Annual Report on Form
                                10-K for the fiscal year ended December 31,
                                1994.)

           10.04 *              First and Second Amendments to Trust Agreement
                                (Incorporated herein by reference to Exhibit
                                10.05 to Grey's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and
                                Exhibit 10.02 to Grey's Quarterly Report on Form
                                10-Q for the quarter ended March 31, 1998, respectively.)

           10.05 *              Employment Agreement, dated as of December 21,
                                1990, by and between Grey and Stephen A. Novick.
                                (Incorporated herein by reference to exhibit
                                10.11 to Grey's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.)

           10.06 *              Amendment to Employment Agreement, dated as of
                                April 26, 1994, by and between Grey and Stephen
                                A. Novick. (Incorporated herein by reference to Exhibit 10.07 to Grey's Annual Report on Form
                                10-K for the fiscal year ended December 31, 1994.)

           10.07 *              Employment Agreement, dated as of December 1,
                                1992, by and between Grey and Robert L.
                                Berenson. (Incorporated herein by reference to Exhibit 10.05 to Grey's Annual Report on Form
                                10-K for the fiscal year ended December 31, 1992.)

           10.08 *              Grey Advertising Inc. Book Value Preferred Stock
                                Plan, as amended. (Incorporated herein by reference to Exhibit 4.1 to Grey's Current
                                Report on Form 8-K, dated June 14, 1983, filed with the SEC pursuant to Section 13 of the 1934
                                Act.)

           10.09 *              Grey Advertising Inc. Amended and Restated
                                Senior Executive Officer Pension Plan.
                                (Incorporated herein by reference to Exhibit
                                10.08 to Grey's Annual Report on Form 10-K for the fiscal year ended December 31, 1984.)

                                INDEX TO EXHIBITS


  Number Assigned to Exhibit
 (i.e. 601 of Regulation S-K)                 Description of Exhibits
 ----------------------------                 -----------------------
           10.10 *              Grey Advertising Inc. Amended and Restated 1993
                                Senior Management Incentive Plan. (Incorporated
                                herein by reference to Exhibit 10.01 to Grey's
                                Quarterly Report on Form 10-Q for the quarter
                                ended September 30, 1996.)

           10.11 *              Grey Advertising Inc. 1998 Senior Management
                                Incentive Plan (Incorporated herein by reference to Exhibit A to Grey's 1998 Annual Meeting Proxy
                                Statement)

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

           10.14 *              Stock Option Agreement effective as of November
                                26, 1996, by and between Grey and Edward H.
                                Meyer. (Incorporated herein by reference to Exhibit 15 to Amendment No. 10 to the Statement on Schedule 13D, dated as of February 11, 1997, filed by Edward H. Meyer.)

           10.15 *              Stock Option Agreement, effective as of January
                                23, 1998, by and between Grey and Edward H.
                                Meyer. (Incorporated herein by reference to Exhibit 16 to Amendment No. 11 to the Statement on Schedule 13D, dated as of March 13, 1998, filed by Edward H. Meyer.)

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

                                INDEX TO EXHIBITS


  Number Assigned to Exhibit
 (i.e. 601 of Regulation S-K)                 Description of Exhibits
 ----------------------------                 -----------------------
            10.17 *             Grey Advertising Inc. Incentive Stock Option
                                Plan, as amended and restated as of April 3,
                                1986. (Incorporated herein by reference to
                                Exhibit 4.04 to Grey's Registration Statement on
                                Form S-8 filed with the SEC pursuant to Section
                                6(a) of the '33 Act.)

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

                                INDEX TO EXHIBITS


  Number Assigned to Exhibit
 (i.e. 601 of Regulation S-K)                 Description of Exhibits
 ----------------------------                 -----------------------
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

            10.26               First through Seventeenth Amendments to Main
                                Lease (Incorporated herein by reference to Exhibits 10.22, 10.23, 10.24, 10.25, 10.26,
                                10.27, 10.28 and 10.29 to Grey's Annual Report on Form 10-K for the fiscal year ended December
                                31, 1982, Exhibit 10.30 to Grey's Annual Report on Form 10-K for the fiscal year ended December
                                31, 1983, Exhibits 10.33 and 10.34 to Grey's
                                Annual Report on Form 10-K for the fiscal year ended December 31, 1984, Exhibits 10.35 and
                                10.36 to Grey's Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Exhibit
                                10.36 to Grey's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, and
                                Exhibit 10.27 to Grey's Annual Report on Form
                                10-K for the fiscal year ended December 31, 1997, respectively.)

            10.27               Eighteenth Amendment to Main Lease dated as of
                                October 1, 1998

            21.01               Subsidiaries of Grey

            23.01               Consent of Independent Auditors

                                INDEX TO EXHIBITS


  Number Assigned to Exhibit
 (i.e. 601 of Regulation S-K)                 Description of Exhibits
 ----------------------------                 -----------------------
            27.01               Financial Data Schedule

                                *Management contract or compensatory plan or arrangement identified in compliance with Item
                                14(c) of the rules governing the preparation of this report.

        10K-Exhibits