Form 10-Q
period 1999-03-31
GREY ADVERTISING INC /DE/
filed 1999-05-17
CIK 43952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1999

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

As of April 30, 1999, the total number of shares outstanding of Registrant's Common Stock, par value $1 per share ("Common Stock"), was 988,833 and of Registrant's Limited Duration Class B Common Stock, par value $1 per share ("Class B Common Stock"), was 259,917.

                              GREY ADVERTISING INC.

                      AND CONSOLIDATED SUBSIDIARY COMPANIES

                                      INDEX





                                                                       PAGE NO.
                                                                       --------

Financial Statements:

    Condensed Consolidated Balance Sheets                                   3

    Condensed Consolidated Statements of Income                             5

    Condensed Consolidated Statements of Cash Flows                         6

    Notes to Condensed Consolidated Financial Statements                    8

Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                    11

Other Information                                                          14

Signatures                                                                 15

Index to Exhibits                                                          16

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                MARCH 31,          DECEMBER 31,
                                                                                   1999                1998
                                                                               (UNAUDITED)              (A)
                                                                             --------------       --------------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $   96,488,000       $  153,816,000
   Marketable securities                                                         28,159,000           55,130,000
   Accounts receivable                                                          840,489,000          797,474,000
   Expenditures billable to clients                                              86,354,000           66,681,000
   Other current assets                                                          69,934,000           75,481,000
                                                                             --------------       --------------
Total current assets                                                          1,121,424,000        1,148,582,000

Investments in and advances to nonconsolidated affiliated companies              16,953,000           16,705,000

Fixed assets-at cost, less accumulated depreciation of $140,860,000 in
   1999 and $137,534,000 in 1998                                                116,730,000          113,084,000
Marketable securities                                                            28,319,000           30,827,000
Goodwill-net of accumulated amortization of $33,864,000 in 1999 and
   $31,466,000 in 1998                                                          119,518,000          116,499,000
Other assets - including loans to executive officers of $5,572,000 in
   1999 and 1998                                                                 65,584,000           63,956,000
                                                                             --------------       --------------
Total assets                                                                 $1,468,528,000       $1,489,653,000
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

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                      MARCH 31,             DECEMBER 31,
                                                                        1999                   1998
                                                                     (UNAUDITED)                (A)
                                                                   ---------------        ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $   926,031,000        $   865,427,000
   Notes payable to banks                                               69,094,000             70,911,000
   Accrued expenses and other                                          103,059,000            184,497,000
   Income taxes payable                                                 23,214,000             24,283,000
                                                                   ---------------        ---------------
Total current liabilities                                            1,121,398,000          1,145,118,000
Other liabilities, including deferred compensation of
  $38,466,000 in 1999 and $41,871,000 in 1998                           74,300,000             68,676,000
Long-term debt                                                          78,025,000             78,025,000
Minority interest                                                       13,327,000             14,112,000
Redeemable preferred stock - at redemption value; par
   value $1 per share; authorized 500,000 shares; issued
   and outstanding 30,000 shares in 1999 and 1998                       10,133,000             10,333,000
Common stockholders' equity:
   Common Stock - par value $1 per share; authorized
     10,000,000 shares; issued 1,203,061 in 1999 and
     1,205,041 in 1998
                                                                         1,203,000              1,205,000
   Limited Duration Class B Common Stock - par value
     $1 per share; authorized 2,000,000 shares; issued
     286,697 shares in 1999 and 282,765 shares in 1998                     287,000                283,000
   Paid-in additional capital                                           38,008,000             38,832,000
   Retained earnings                                                   188,719,000            189,714,000
   Accumulated other comprehensive loss:
     Cumulative translation adjustment                                 (12,930,000)           (11,716,000)
     Unrealized (loss) on marketable securities                         (1,255,000)            (1,307,000)
                                                                   ---------------        ---------------
   Total accumulated other comprehensive loss                          (14,185,000)           (13,023,000)
                                                                   ---------------        ---------------
   Loans to officer used to purchase Common Stock and
    Limited Duration Class B Common Stock                               (4,726,000)            (4,726,000)
                                                                   ---------------        ---------------
                                                                       209,306,000            212,285,000
   Less - cost of 214,238 and 222,950 shares of Common
     Stock and 26,770 and 26,762 shares of Limited Duration
     Class B Common Stock held in treasury in 1999 and 1998,
     respectively                                                       37,961,000             38,896,000
                                                                   ---------------        ---------------
Total common stockholders' equity                                      171,345,000            173,389,000
                                                                   ---------------        ---------------
Total liabilities and stockholders' equity                         $ 1,468,528,000        $ 1,489,653,000
                                                                   ===============        ===============

     See accompanying notes to condensed consolidated financial statements.

 (A) The condensed consolidated balance sheet has been derived from the audited financial statements at that date.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                 FOR THE THREE MONTHS ENDED MARCH 31,
                                                                      1999                   1998
                                                                 -------------          -------------
Commissions and fees                                             $ 227,907,000          $ 215,714,000
Expenses:
   Salaries and employee related expenses                          151,635,000            136,193,000
   Office and general expenses                                      73,215,000             68,997,000
                                                                 -------------          -------------
                                                                   224,850,000            205,190,000
                                                                 -------------          -------------
                                                                     3,057,000             10,524,000
Other income - net                                                     960,000              1,572,000
                                                                 -------------          -------------
Income of consolidated companies before taxes on income              4,017,000             12,096,000
Provision for taxes on income                                        3,000,000              6,504,000
                                                                 -------------          -------------
Income of consolidated companies                                     1,017,000              5,592,000
Minority interest applicable to consolidated companies              (1,187,000)            (1,075,000)
Equity in earnings of nonconsolidated affiliated companies             277,000                516,000
                                                                 -------------          -------------

Net income                                                       $     107,000          $   5,033,000
                                                                 =============          =============

Weighted average number
    of common shares outstanding
         Basic                                                       1,237,681              1,181,642
         Diluted                                                     1,237,681              1,367,401
 Earnings per common share
         Basic                                                           $0.20                  $4.50
         Diluted                                                         $0.20                  $3.91

Dividends per common share                                               $1.00                  $1.00
                                                                 =============          =============


     See accompanying notes to condensed consolidated financial statements.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                FOR THE THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                 1999                1998
                                                                             ------------        ------------
OPERATING ACTIVITIES
Net income                                                                   $    107,000        $  5,033,000
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization of fixed assets                                7,301,000           6,909,000
   Amortization of intangibles                                                  2,398,000           1,693,000
   Deferred compensation                                                       (1,882,000)          2,799,000
   Equity in earnings of nonconsolidated affiliated  companies, net of
    dividends received of $35,000 in 1999 and $68,000 in 1998                    (242,000)           (448,000)
   Gains from the sale of marketable securities                                   (66,000)           (131,000)
   Minority interest applicable to consolidated companies                       1,187,000           1,075,000
   Restricted stock expense (income)                                              131,000             (57,000)
   Deferred income taxes                                                          293,000             520,000
Changes in operating assets and liabilities:
   Increase in accounts receivable                                            (52,461,000)         (9,903,000)
   (Increase) decrease in expenditures billable to clients                    (19,232,000)            222,000
   Decrease in other current assets                                             4,414,000           1,990,000
   Decrease in other assets                                                       340,000           1,355,000
   Increase (decrease) in accounts payable                                     66,651,000         (23,428,000)
   Decrease in accrued expenses and other                                     (77,034,000)        (31,926,000)
   Decrease in income taxes payable                                              (555,000)         (4,063,000)
   Increase (decrease) in other liabilities                                     2,404,000            (759,000)
                                                                             ------------        ------------
Net cash used in operating activities                                         (66,246,000)        (49,119,000)

INVESTING ACTIVITIES
Purchases of fixed assets                                                     (11,975,000)         (9,485,000)
Trust fund deposits                                                            (1,240,000)         (1,328,000)
Decrease (increase) in investments in and advances to
   nonconsolidated affiliated companies                                           630,000          (1,187,000)
Purchases of marketable securities                                               (101,000)        (48,507,000)
Proceeds from the sale of marketable securities                                29,708,000          40,492,000
Increase in intangibles, primarily goodwill                                    (5,417,000)            (81,000)
                                                                             ------------        ------------
Net cash provided by (used in) investing activities                            11,605,000         (20,096,000)

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)


                                                                  FOR THE THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  1999                  1998
                                                              -------------        -------------
FINANCING ACTIVITIES
Net (repayments of) proceeds from short-term borrowings            (566,000)          19,465,000
Common shares acquired for treasury                                 (98,000)             (39,000)
Redemption of preferred stock                                          --               (651,000)
Cash dividends paid on common shares                             (1,242,000)          (1,180,000)
Cash dividends paid on redeemable preferred stock                   (60,000)             (64,000)
Issuance (repurchase) of restricted stock                             4,000              (26,000)
Proceeds from exercise of stock options                             722,000                 --
                                                              -------------        -------------
Net cash (used in) provided by financing activities              (1,240,000)          17,505,000
Effect of exchange rate changes on cash                          (1,447,000)          (1,704,000)
                                                              -------------        -------------
Decrease in cash and cash equivalents                           (57,328,000)         (53,414,000)
Cash and cash equivalents at beginning of period                153,816,000          150,553,000
                                                              -------------        -------------
Cash and cash equivalents at end of period                    $  96,488,000        $  97,139,000
                                                              =============        =============


     See accompanying notes to condensed consolidated financial statements.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. As permitted by the Securities and Exchange Commission, the accompanying unaudited Consolidated Financial Statements and Notes thereto have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

2. The financial statements as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

3. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

4. The provision for taxes on income results in an effective tax rate that is greater than the Federal statutory rate principally due to the non-recognition of tax benefits of certain international net operating losses incurred in the period, state and local income taxes, and effective individual foreign country tax rates in excess of the Federal statutory rate.

5. As of March 31, 1999 and December 31, 1998, the Company had outstanding 20,000 shares of Series I Preferred Stock, and 5,000 shares each of its Series II and Series III Preferred Stock. The holder of these shares is the Chairman and Chief Executive Officer of the Company. Each share of preferred stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock (subject to certain adjustments) upon redemption, less a fixed discount established upon the issuance of the preferred stock. The holder of each class of preferred stock is entitled to receive cumulative preferential dividends at the annual rate of $.25 per share, and to participate in dividends on one share of the Common Stock and one share of the Class B Common Stock to the extent such dividends exceed the per share preferential dividend.

     The redemption date for the Series I, Series II and Series III Preferred Stock is fixed at April 7, 2004. The terms of the Series I, Series II and Series III Preferred Stock also give the holder, his estate or his legal representative, as the case may be, the option to require the Company to redeem the preferred stock for a period of 12 months following his (i) death, (ii) permanent disability or permanent mental disability, (iii) termination of full-time employment for good reason or (iv) termination of full-time employment by the Company without cause. In connection with his ownership of the preferred stock, the holder issued to the Company full recourse promissory notes (which are included in Other Assets in the accompanying condensed consolidated balance sheets).

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


6. The computation of basic earnings per common share is based on the weighted average number of common shares outstanding and, for diluted earnings per common share, is adjusted for the dilutive effect, if any, of the assumed exercise of dilutive stock options, shares issuable pursuant to the Company's Senior Management Incentive Plan and the assumed conversion of the Company's 8-1/2% Convertible Subordinated Debentures. For the purpose of computing basic earnings per common share, the Company's net income is adjusted by dividends paid on the Company's preferred stock and by the change in redemption value of the Company's preferred stock during the period. For the purpose of computing diluted earnings per common share net income is also adjusted by the interest savings, net of tax, on the assumed conversion of the Company's 8-1/2% Convertible Subordinated Debentures. Additionally, in computing diluted earnings per common share, the average quarterly market price is used to determine the number of shares which would be assumed to be repurchased. The market price for a share of Class B Common Stock, which is not publicly traded, is deemed to be equal to the market price of a share of Common Stock, into which a share of Class B Common Stock may be converted at the option of the holder, as of the date such valuation is made. The following table shows the amounts effecting income used in computing earnings per common share ("EPS") and the weighted average number of shares of dilutive potential common stock:

                                                      FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                                     ---------------------------
                                                        1999             1998
                                                     ----------       ----------
BASIC EARNINGS PER COMMON SHARE
-------------------------------
WEIGHTED AVERAGE SHARES                               1,237,681        1,181,642
-----------------------                              ----------       ----------

Net income                                           $  107,000       $5,033,000
Effect of dividend requirements and the
  change in redemption value of redeemable
  preferred stock                                       140,000          286,000
                                                     ----------       ----------
NET EARNINGS USED IN COMPUTATION                     $  247,000       $5,319,000
                                                     ----------       ----------

PER SHARE AMOUNT                                          $0.20            $4.50
                                                     ==========       ==========

DILUTED EARNINGS PER COMMON SHARE
---------------------------------

Weighted average shares used in the Basic EPS
  calculation                                         1,237,681        1,181,642
Net effect of dilutive stock options and stock
  incentive plans (2)                                (1)     --          134,720
Assumed conversion of  8-1/2% Convertible
 Subordinated Debentures                             (1)     --           51,039
                                                     ----------       ----------
ADJUSTED WEIGHTED AVERAGE SHARES                      1,237,681        1,367,401
                                                     ----------       ----------

Net earnings used in the Basic EPS calculation       $  247,000       $5,319,000
8-1/2% Convertible Subordinated Debentures
  interest, net of income tax effect                 (1)     --           34,000
                                                     ----------       ----------
NET EARNINGS USED IN COMPUTATION                     $  247,000       $5,353,000
                                                     ----------       ----------

PER SHARE AMOUNT                                          $0.20            $3.91
                                                     ==========       ==========

(1) For the first quarter of 1999, the assumed exercise of stock options, issuances under stock incentive plans and the assumed conversion of the 8-1/2% Convertible Subordinated Debentures each had an anti-dilutive effect. As such, these items have been excluded from the diluted EPS calculation for the period.

(2) Due to their anti-dilutive effect, shares issued pursuant to the Senior Management Incentive Plan for the three months ended March 31, 1999 were not included in the calculation. For the comparable period in 1998, 94,919 shares issued pursuant to the Senior Management Incentive Plan were included.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


7. The Company is not engaged in more than one industry segment. The Company evaluates performance by geographic region based on profit or loss before income taxes. Commissions and fees are attributed to the geographic region that generates the billings.

     Commissions and fees, operating profit, and income of consolidated companies before taxes on income for the three months ended March 31, 1999 and 1998, and related identifiable assets at March 31, 1999 and December 31, 1998 are summarized below according to geographic region (000s omitted):

                                       UNITED STATES              EUROPE                   OTHER                 CONSOLIDATED
                                  ----------------------  ----------------------  -----------------------   ----------------------
                                       1999      1998         1999       1998         1999        1998          1999         1998
                                  ----------  ----------  ----------  ----------  ----------   ----------   ----------  ----------
Commissions and fees              $   99,117  $  100,680  $  106,427  $   93,379  $   22,363   $   21,655   $  227,907  $  215,714
                                  ----------  ----------  ----------  ----------  ----------   ----------   ----------  ----------


Operating profit (loss)                5,521       7,916       2,058       5,016      (4,522)      (2,408)       3,057      10,524
                                  ----------  ----------  ----------  ----------  ----------   ----------   ----------  ----------


Income (loss) of consolidated
 companies before taxes on income      7,098       9,431       1,720       5,173      (4,801)      (2,508)       4,017      12,096
                                  ----------  ----------  ----------  ----------  ----------   ----------   ----------  ----------


Identifiable assets                  601,634     608,880     676,030     699,637     173,911      164,431    1,451,575   1,472,948
                                  ----------  ----------  ----------  ----------  ----------   ----------

Investments in and advances to
 nonconsolidated affiliated
 companies                                                                                                      16,953      16,705
                                                                                                            ----------  ----------

Total assets                                                                                                $1,468,528  $1,489,653
                                                                                                            ==========  ==========


8. During the first quarter of 1999 and 1998, total comprehensive (loss) income amounted to $(1,055,000) and $3,302,000, respectively. The difference between net income and total comprehensive (loss) income is the result of the change in the translated value of the net assets of the Company's international operations due to the strengthening of the United States dollar and changes in values of certain marketable securities.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                              RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Income from commissions and fees ("gross income") increased 5.7% during the first quarter of 1999 when compared to the same period in 1998. Absent exchange rate fluctuations, gross income increased 9.5% in the three months ended March 31, 1999 when compared to the same period in 1998. In the first quarters of 1999 and 1998, respectively, 43.5% and 46.7% of consolidated gross income was attributable to domestic operations and 56.5% and 53.3% to international operations. In the first quarter of 1999, gross income from domestic operations decreased 1.6% versus the respective prior period, while gross income from international operations increased 12.0%, (19.2% absent exchange rate fluctuations) for the first quarter of 1999 when compared to the same period in 1998. The increase in gross income in both years primarily resulted from the continued growth of the Company's media and specialized operations as well as the contribution of international acquisitions made in 1998.

Salaries and employee related expenses increased 11.3% in the first quarter of 1999 when compared to the respective prior period. This increase reflects the fact that in its core advertising operation the Company has lost, but not yet replaced certain business; therefore, the growth in salaries and other employee related expenses is not completely in line with the growth in gross income. Further, this increase reflects the fact that significant resources have been devoted to building the Company's developing new technology business and other growth practices.

Office and general expenses increased 6.1% for the three months ended March 31, 1999 versus the comparable prior period. This increase is generally in line with the increase in gross income.

Inflation did not have a material effect on revenue or expenses during 1999 or 1998.

Minority interest applicable to consolidated companies increased by $112,000 in the first quarter of 1999 as compared to the respective prior period. The increase is primarily due to changes in the level of profits of majority-owned companies.

Equity in earnings of nonconsolidated affiliated companies decreased by $239,000 in the first quarter of 1999 as compared to the respective prior period. The fluctuations are primarily due to changes in the level of profits of nonconsolidated affiliated companies.

The effective tax rate was 74.7% in the first quarter of 1999 versus 53.8% in the same period in 1998. The rate was significantly higher because the Company decided it was not prudent to recognize the future tax benefits attributable to net operating losses at certain international subsidiaries.

Net income was $107,000 in the first quarter of 1999 as compared to $5,033,000 in the respective prior period. Both basic and diluted earnings per common share for the first quarter of 1999 were $0.20 as compared to $4.50 and $3.91, respectively, in the comparable quarter in 1998. The decrease in net income is attributable principally to reduced gross income at the Company's general advertising agency operations, in part resulting from deferrals of expected client expenditures, the loss of certain business in 1998 which has yet to be replaced and continuing weakness in selected international markets.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $26,000 at March 31, 1999, versus $3,464,000 at December 31, 1998. Cash and cash equivalents decreased by $57,328,000 from $153,816,000 to $96,488,000 at March 31, 1999. The decrease in cash and cash equivalents is largely attributable to the payment made for the acquisition of TMBG Media Co. and the timing of collections of accounts receivable and billing of expenses to clients versus payments to trade vendors. Domestically, the Company has committed lines of credit totaling $51,000,000. These lines of credit were partially utilized during the three months ended March 31, 1999 and 1998 to secure obligations of selected foreign subsidiaries. There was $18,000,000 and $18,700,000 outstanding under these credit lines as of March 31, 1999 and December 31, 1998, respectively.

Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. There was $51,094,000 and $52,211,000 outstanding at March 31, 1999 and December 31, 1998, respectively.

YEAR 2000 READINESS

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

Grey and its operating subsidiaries have completed an assessment of their computer programs, those of its third party software vendors and those of mission critical business partners and has undertaken what it believes to be the appropriate steps to modify or replace hardware and software as necessary.

The remediation strategy includes a combination of conversions of all in-house systems and upgrades to Year 2000 compliant third party systems. The majority of operations, including all entities in the larger markets, are in various stages of implementation which should be completed by mid-year. The Company envisages final testing to be completed well in advance of year end and does not expect the Year 2000 issue to pose significant operational problems for its computer network.

The Company is also dependent in various ways, both domestically and internationally, on the Year 2000 readiness of broadcasters, governments, financial institutions, utilities, communications suppliers and building services, other infrastructure suppliers and other parties with whom it does business. The effects of failures in the systems utilized by these third party suppliers can not be estimated or anticipated and no assurance can be given that the Company's information systems or operations will not be affected by mistakes, if any, of third parties or third party failures to complete the Year 2000 projects on a timely basis. There can be no assurance that the systems of other companies on which the Company relies will be converted

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)

on a timely basis or that any such failure to convert by another company would not have an adverse effect on the Company's systems. However, with respect to operations under the Company's control, the Company does not expect, in light of its Year 2000 readiness efforts and the diversity of its suppliers and customers, that occurrences of Year 2000 failures will have a material adverse effect on the financial position or results of operations of the Company.

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

             (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GREY ADVERTISING INC.

                                             (REGISTRANT)


DATE:          May 17, 1999         By: /s/ Steven G. Felsher
                                        ---------------------------------------
                                        Steven G. Felsher
                                        Executive Vice President -
                                        Finance - Worldwide
                                        Secretary and Treasurer
                                        (Duly Authorized Officer)


DATE:          May 17, 1999         By: /s/ Lester M. Feintuck
                                        ---------------------------------------
                                        Lester M. Feintuck
                                        Senior Vice President -
                                        Chief Financial Officer - US Operations
                                        Controller
                                        (Chief Accounting Officer)

                                INDEX TO EXHIBITS

                                                               Page Number in
  Number Assigned to                                        Sequential Numbering
 Exhibit (i.e. 601 of      Table of Item 601 Exhibits       System Where Exhibit
    Regulation S-K)         Description of Exhibits             May be Found
    ---------------         -----------------------             ------------
          27               Financial Data Schedule                   17