Form 10-Q
period 1999-06-30
GREY ADVERTISING INC /DE/
filed 1999-08-16
CIK 43952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1999

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

Yes   X       No

As of July 31, 1999, the total number of shares outstanding of Registrant's Common Stock, par value $1 per share ("Common Stock"), was 1,008,982 and of Registrant's Limited Duration Class B Common Stock, par value $1 per share ("Class B Common Stock"), was 237,362.

                              GREY ADVERTISING INC.

                      AND CONSOLIDATED SUBSIDIARY COMPANIES

                                      INDEX

                                                                     PAGE NO.
                                                                     --------

 Financial Statements:

     Condensed Consolidated Balance Sheets                              3

     Condensed Consolidated Statements of Operations                    5

     Condensed Consolidated Statements of Cash Flows                    6

     Notes to Condensed Consolidated Financial Statements               8

 Management's Discussion and Analysis of Financial
     Condition and Results of Operations                               12

 Other Information                                                     15

 Signatures                                                            16

 Index to Exhibits                                                     17

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                   JUNE 30,            DECEMBER 31,
                                                                    1999                  1998
                                                                 (UNAUDITED)               (A)
                                                               -------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                   $  159,905,000         $  153,816,000
   Marketable securities                                           14,742,000             55,130,000
   Accounts receivable                                            791,921,000            797,474,000
   Expenditures billable to clients                                72,676,000             66,681,000
   Other current assets                                            78,105,000             75,481,000
                                                               -------------------------------------
Total current assets                                            1,117,349,000          1,148,582,000

Investments in and advances to nonconsolidated
   affiliated companies                                            18,251,000             16,705,000
Fixed assets-at cost, less accumulated depreciation of
   $147,334,000 in 1999 and $137,534,000 in 1998                  116,654,000            113,084,000
Marketable securities                                              26,739,000             30,827,000
Goodwill-net of accumulated amortization of
   $36,426,000 in 1999 and $31,466,000 in 1998                    126,894,000            116,499,000
Other assets - including loans to executive officers
   of $5,372,000 in 1999 and $5,572,000 in 1998                    70,306,000             63,956,000
                                                               -------------------------------------
Total assets                                                   $1,476,193,000         $1,489,653,000
                                                               =====================================

     See accompanying notes to condensed consolidated financial statements.

     (A) The condensed consolidated balance sheet has been derived from the audited financial statements at that date.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                     JUNE 30,                DECEMBER 31,
                                                                       1999                     1998
                                                                    (UNAUDITED)                  (A)
                                                                  ----------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                               $   932,166,000          $   865,427,000
   Notes payable to banks                                              75,895,000               70,911,000
   Accrued expenses and other                                         117,470,000              184,497,000
   Income taxes payable                                                25,770,000               24,283,000
                                                                  ----------------------------------------
Total current liabilities                                           1,151,301,000            1,145,118,000
Other liabilities, including deferred compensation of
   $39,841,000 in 1999 and $41,871,000 in 1998                         65,847,000               68,676,000
Long-term debt                                                         78,025,000               78,025,000
Minority interest                                                      10,569,000               14,112,000
Redeemable preferred stock - at redemption value; par
   value $1 per share; authorized 500,000 shares; issued
   and outstanding 30,000 shares in 1999 and 1998                       9,552,000               10,333,000
Common stockholders' equity:
   Common Stock - par value $1 per share; authorized
     10,000,000 shares; issued 1,203,247 in 1999 and
     1,205,041 in 1998                                                  1,203,000                1,205,000
   Limited Duration Class B Common Stock - par value $1
     per share; authorized 2,000,000 shares; issued
     286,511 shares in 1999 and 282,765 shares in 1998                    287,000                  283,000
   Paid-in additional capital                                          38,137,000               38,832,000
   Retained earnings                                                  181,362,000              189,714,000
   Accumulated other comprehensive loss:
     Cumulative translation adjustment                                (15,852,000)             (11,716,000)
     Unrealized loss on marketable securities                          (1,586,000)              (1,307,000)
                                                                  ----------------------------------------
   Total accumulated other comprehensive loss                         (17,438,000)             (13,023,000)
                                                                  ----------------------------------------
   Loans to officer used to purchase Common Stock and
     Limited Duration Class B Common Stock                             (4,726,000)              (4,726,000)
                                                                  ----------------------------------------
                                                                      198,825,000              212,285,000
   Less - cost of 213,938 and 222,950 shares of Common
     Stock and 26,770 and 26,762 shares of Limited
     Duration Class B Common Stock held in treasury in
     1999 and 1998, respectively                                       37,926,000               38,896,000
                                                                  ----------------------------------------
Total common stockholders' equity                                     160,899,000              173,389,000
                                                                  ----------------------------------------
Total liabilities and stockholders' equity                        $ 1,476,193,000          $ 1,489,653,000
                                                                  ========================================

     See accompanying notes to condensed consolidated financial statements.

     (A) The condensed consolidated balance sheet has been derived from the audited financial statements at that date.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                         FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,                              JUNE 30,
                                                          1999               1998               1999               1998
                                                     ----------------------------------------------------------------------
Commissions and fees                                 $ 260,953,000      $ 233,271,000      $ 488,860,000      $ 448,985,000
Expenses:
   Salaries and employee related expenses              176,445,000        145,812,000        328,080,000        282,005,000
   Office and general expenses                          84,037,000         67,436,000        157,252,000        136,433,000
                                                     ----------------------------------------------------------------------
                                                       260,482,000        213,248,000        485,332,000        418,438,000
                                                     ----------------------------------------------------------------------
                                                           471,000         20,023,000          3,528,000         30,547,000
Other income - net                                         348,000            559,000          1,308,000          2,131,000
                                                     ----------------------------------------------------------------------
Income of consolidated companies before taxes on
   income                                                  819,000         20,582,000          4,836,000         32,678,000
Provision for taxes on income                            6,000,000         10,331,000          9,000,000         16,835,000
                                                     ----------------------------------------------------------------------
(Loss) income of consolidated companies                 (5,181,000)        10,251,000         (4,164,000)        15,843,000
Minority interest applicable to consolidated
   companies                                            (1,244,000)        (2,436,000)        (2,431,000)        (3,511,000)
Equity in (losses) earnings of nonconsolidated
   affiliated companies                                   (204,000)           502,000             73,000          1,018,000
                                                     ----------------------------------------------------------------------

Net (loss) income                                    $  (6,629,000)     $   8,317,000      $  (6,522,000)     $  13,350,000
                                                     ======================================================================

Weighted average number
    of common shares outstanding
         Basic                                           1,239,718          1,233,670          1,238,705          1,207,753
         Diluted                                         1,239,718          1,344,721          1,238,705          1,354,219
 (Loss) earnings per common share
         Basic                                            ($4.93)             $6.47             ($4.73)            $11.01
         Diluted                                          ($4.93)             $5.96             ($4.73)            $ 9.87

Dividends per common share                                $1.00               $1.00             $ 2.00             $ 2.00
                                                     ======================================================================


     See accompanying notes to condensed consolidated financial statements.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                 FOR THE SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                  1999              1998
                                                               -----------------------------
OPERATING ACTIVITIES
Net (loss) income                                             $ (6,522,000)     $ 13,350,000
Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
   Depreciation and amortization of fixed assets                15,893,000        13,824,000
   Amortization of intangibles                                   4,960,000         3,603,000
   Deferred compensation                                           490,000         5,008,000
   Equity in earnings of nonconsolidated affiliated
     companies, net of dividends received of $162,000 in
     1999 and $209,000 in 1998                                      89,000          (809,000)
   Gains from the sale of marketable securities                     (8,000)         (163,000)
   Minority interest applicable to consolidated companies        2,431,000         3,511,000
   Restricted stock expense (income)                               262,000           (32,000)
   Deferred income taxes                                           586,000        (1,980,000)
Changes in operating assets and liabilities:
   Increase in accounts receivable                             (18,642,000)      (49,699,000)
   Increase in expenditures billable to clients                (10,321,000)      (11,636,000)
   Increase in other current assets                             (5,406,000)       (2,161,000)
   (Increase) decrease in other assets                          (9,555,000)        3,498,000
   Increase  in accounts payable                                92,486,000        44,532,000
   Decrease in accrued expenses and other                      (59,231,000)         (864,000)
   Increase (decrease) in income taxes payable                   3,462,000        (2,187,000)
   Decrease in other liabilities                                (7,138,000)       (4,400,000)
                                                               -----------------------------
Net cash provided by operating activities                        3,836,000        13,395,000

INVESTING ACTIVITIES
Purchases of fixed assets                                      (23,494,000)      (22,273,000)
Trust fund deposits                                             (2,054,000)       (3,253,000)
Increase in investments in and advances to
   nonconsolidated affiliated companies                         (1,635,000)       (2,109,000)
Purchases of marketable securities                                (379,000)      (53,095,000)
Proceeds from the sale of marketable securities                 44,603,000        41,721,000
Increase in intangibles, primarily goodwill                    (15,355,000)      (13,369,000)
                                                               -----------------------------
Net cash provided by (used in) investing activities              1,686,000       (52,378,000)

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)


                                                             FOR THE SIX MONTHS ENDED
                                                                      JUNE 30,
                                                            1999                   1998
                                                        ----------------------------------
FINANCING ACTIVITIES
Net proceeds from short-term borrowings                     9,970,000           31,930,000
Common shares acquired for treasury                           (98,000)                  --
Redemption of preferred stock                                      --             (651,000)
Cash dividends paid on common shares                       (2,491,000)          (2,419,000)
Cash dividends paid on redeemable preferred stock            (120,000)            (124,000)
Issuance (repurchase) of restricted stock                      12,000              (88,000)
Proceeds from exercise of stock options                       751,000                   --
                                                        ----------------------------------
Net cash provided by financing activities                   8,024,000           28,648,000
Effect of exchange rate changes on cash                    (7,457,000)          (2,774,000)
                                                        ----------------------------------
Increase (decrease) in cash and cash equivalents            6,089,000          (13,109,000)
Cash and cash equivalents at beginning of period          153,816,000          150,553,000
                                                        ----------------------------------

Cash and cash equivalents at end of period              $ 159,905,000        $ 137,444,000
                                                        ==================================




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

2. The financial statements as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

3. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

4. The provision for taxes on income results in an effective tax rate that is greater than the Federal statutory rate principally due to the non-recognition of tax benefits of certain international net operating losses incurred in the period, state and local income taxes, and effective individual foreign country tax rates in excess of the Federal statutory rate.

5. As of June 30, 1999 and December 31, 1998, the Company had outstanding 20,000 shares of Series I Preferred Stock, and 5,000 shares each of its Series II and Series III Preferred Stock. The holder of these shares is the Chairman and Chief Executive Officer of the Company. Each share of preferred stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock (subject to certain adjustments) upon redemption, less a fixed discount established upon the issuance of the preferred stock. The holder of each class of preferred stock is entitled to receive cumulative preferential dividends at the annual rate of $.25 per share, and to participate in dividends on one share of the Common Stock and one share of the Class B Common Stock to the extent such dividends exceed the per share preferential dividend.

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

6. The computation of basic earnings per common share is based on the weighted average number of common shares outstanding and, for diluted earnings per common share, is adjusted for the dilutive effect, if any, of the assumed exercise of dilutive stock options, shares issuable pursuant to the Company's Senior Management Incentive Plan and the assumed conversion of

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     the Company's 8-1/2% Convertible Subordinated Debentures. For the purpose of computing basic earnings per common share, the Company's net income is adjusted by dividends paid on the Company's preferred stock and by the change in redemption value of the Company's preferred stock during the period. For the purpose of computing diluted earnings per common share net income is also adjusted by the interest savings, net of tax, on the assumed conversion of the Company's 8-1/2% Convertible Subordinated Debentures. Additionally, in computing diluted earnings per common share, the average quarterly market price is used to determine the number of shares which would be assumed to be repurchased. The market price for a share of Class B Common Stock, which is not publicly traded, is deemed to be equal to the market price of a share of Common Stock, into which a share of Class B Common Stock may be converted at the option of the holder, as of the date such valuation is made. The following table shows the amounts used in computing earnings per common share ("EPS") and the weighted average number of shares of dilutive potential common stock:

                                                        FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                                 JUNE 30,                          JUNE 30,
                                                   ----------------------------------------------------------------------
                                                          1999               1998           1999             1998
                                                   ----------------------------------------------------------------------
             BASIC (LOSS) EARNINGS PER
             -------------------------
                    COMMON SHARE
                    ------------

 WEIGHTED AVERAGE SHARES                                1,239,718        1,233,670         1,238,705         1,207,753
                                                   ----------------------------------------------------------------------

 Net (loss) income                                   $ (6,629,000)     $ 8,317,000      $ (6,522,000)     $ 13,350,000
 Effect of dividend requirements and the change in
   redemption value of redeemable  preferred stock        521,000         (336,000)          661,000           (51,000)
                                                   ----------------------------------------------------------------------

 NET (LOSS) EARNINGS USED IN COMPUTATION             $ (6,108,000)     $ 7,981,000      $ (5,861,000)     $ 13,299,000
                                                   ----------------------------------------------------------------------

 PER SHARE AMOUNT                                        ($4.93)          $6.47            ($4.73)           $11.01
                                                   ======================================================================

            DILUTED (LOSS) EARNINGS PER
            ---------------------------
                    COMMON SHARE
                    ------------
 Weighted average shares used in the Basic EPS
 calculation                                            1,239,718        1,233,670         1,238,705         1,207,753
 Net effect of dilutive stock options and stock
   incentive plans (2)                                (1)      --           60,011      (1)       --            95,426
 Assumed conversion of  8.5% convertible
   subordinated debentures                            (1)      --           51,040      (1)       --            51,040
                                                   ----------------------------------------------------------------------
 ADJUSTED WEIGHTED AVERAGE SHARES                       1,239,718        1,344,721         1,238,705         1,354,219
                                                   ----------------------------------------------------------------------

 Net (loss) earnings used in the Basic EPS
   calculation                                        $(6,108,000)     $ 7,981,000      $ (5,861,000)     $ 13,299,000
 8.5% convertible subordinated debentures
   interest net of income tax effect                  (1)      --           34,000      (1)       --            68,000
                                                   ----------------------------------------------------------------------
 NET (LOSS) EARNINGS USED IN COMPUTATION              $(6,108,000)     $ 8,015,000      $ (5,861,000)     $ 13,367,000
                                                   ----------------------------------------------------------------------

 PER SHARE AMOUNT                                        ($4.93)          $5.96            ($4.73)            $9.87
                                                   ======================================================================

(1) For the three and six months ended June 30, 1999, the assumed exercise of stock options, issuances under stock incentive plans and the assumed conversion of the 8-1/2% Convertible Subordinated Debentures each had an anti-dilutive effect. As such, these items have been excluded from the diluted EPS calculation for the period.

(2) Due to their anti-dilutive effect, shares issued pursuant to the Senior Management Incentive Plan for the three and six months ended June 30, 1999 were not included in the calculation. For the three and six months ended June 30, 1998, 11,152 shares and 51,021 shares, respectively, were included.

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

     Commissions and fees, operating profit (loss), and income (loss) of consolidated companies before taxes on income (loss) for the three and six months ended June 30, 1999 and 1998, and related identifiable assets at June 30, 1999 and December 31, 1998 are summarized below according to geographic region (000s omitted):

                                                         FOR THE THREE MONTHS ENDED
                                                                   JUNE 30,
                         ---------------------------------------------------------------------------------------
                              UNITED STATES              EUROPE                OTHER             CONSOLIDATED
                         --------------------   ---------------------  ------------------   --------------------
                             1999      1998        1999        1998       1999      1998       1999       1998
                          --------   --------   ---------    --------  ---------  -------   ---------   --------
 Commissions and fees     $106,251   $105,652   $ 128,207    $106,684  $ 26,495   $20,935   $ 260,953   $233,271
                          --------   --------   ---------    --------  --------   -------   ---------   --------

 Operating profit (loss)     1,025     11,398       3,738      11,500    (4,292)   (2,875)        471     20,023
                          --------   --------   ---------    --------  --------   -------   ---------   --------

 Income (loss) of
 consolidated
 companies before
 taxes on income             1,605    12,572       3,998      11,115    (4,784)   (3,105)        819     20,582
                          --------   --------   ---------    --------  --------   -------   ---------   --------



                                                               FOR SIX MONTHS ENDED
                                                                     JUNE 30,
                         ------------------------------------------------------------------------------------------------------
                             UNITED STATES                EUROPE                    OTHER                    CONSOLIDATED
                         --------------------    ----------------------    -----------------------     -----------------------
                           1999        1998         1999         1998        1999           1998          1999         1998
                         --------   ---------    ---------    ---------    ---------     ---------     ---------    ----------
 Commissions and fees    $205,368    $206,332    $ 234,634    $ 200,063    $  48,858     $ 42,590     $  488,860    $  448,985
                         --------    --------    ---------    ---------    ---------     --------     ----------    ----------

 Operating profit (loss)    6,546     19,314        5,796        16,516       (8,814)      (5,283)         3,528        30,547
                         --------    --------    ---------    ---------    ---------     --------     ----------    ----------

 Income (loss) of
 consolidated
 companies before
 taxes on income            8,703     22,003        5,718        16,288       (9,585)      (5,613)        4,836         32,678
                         --------    --------    ---------    ---------    ---------     --------     ----------    ----------

 Identifiable assets      605,087     608,882      673,269      699,636      179,586      164,430      1,457,942     1,472,948
                         --------    --------    ---------    ---------    ---------     --------

 Investments in and
 advances to
 nonconsolidated
 affiliated companies                                                                                     18,251        16,705
                                                                                                      ----------    ----------

 Total assets                                                                                         $1,476,193    $1,489,653
                                                                                                      ==========    ==========

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


8. During the second quarter of 1999 and 1998, total comprehensive loss amounted to $9,882,000 and total comprehensive income was $8,026,000, respectively, and for the six months ended June 30, 1999 and 1998 total comprehensive loss was $10,937,000 and total comprehensive income was $11,328,000, respectively. The difference between net income and total comprehensive income is the result of the change in the translated value of the net assets of the Company's international operations due to the strengthening of the United States dollar and changes in values of certain marketable securities.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Income from commissions and fees ("gross income") increased 11.9% during the second quarter of 1999 and 8.9% during the six months ended June 30, 1999 when compared to the same periods in 1998. Absent exchange rate fluctuations, gross income increased 13.2% in the three months ended June 30, 1999 and 9.3% in the six months ended June 30, 1999 when compared to the same periods in 1998. In the second quarters of 1999 and 1998, respectively, 40.7% and 45.3% of consolidated gross income was attributable to domestic operations and 59.3% and 54.7% to international operations. In the second quarter of 1999 and the first six months of 1999, respectively, gross income from domestic operations increased 0.6% and decreased 0.5% versus the respective prior periods, while gross income from international operations increased 21.2%, (23.7% absent exchange rate fluctuations) for the second quarter of 1999 and 16.8% (17.6% absent exchange rate fluctuations) for the first six months of 1999 when compared to the same periods in 1998. The increase in gross income in both years primarily resulted from the continued growth of the Company's media and specialized operations as well as the contribution of acquisitions made in 1998 and early 1999. The decrease in the domestic gross income was basically attributable to reduced income levels at the U.S. general advertising agencies.

Salaries and employee related expenses increased 21.0% in the second quarter of 1999 and 16.3% for the first six months of 1999 when compared to the respective prior periods. Office and general expenses increased 24.6% and 15.3% for the three and six months ended June 30, 1999 versus the comparable prior periods. These increases reflect the fact that in its core advertising operation the Company has lost, but not yet replaced certain business; therefore, the growth in total expenses is not completely in line with the growth in gross income. Further, this increase reflects the fact that significant resources have been devoted to building the Company's developing new technology business and other growth practices which are designed to have a long term positive impact on the Company's health.

Inflation did not have a material effect on revenue or expenses during 1999 or 1998.

Minority interest applicable to consolidated companies decreased by $1,192,000 in the second quarter of 1999 and decreased by $1,080,000 for the first six months of 1999 as compared to the respective prior periods. The fluctuations in minority interest are primarily due to the levels of profits of nonconsolidated affiliated companies.

Equity in earnings of nonconsolidated affiliated companies decreased by $706,000 in the second quarter of 1999 and decreased by $945,000 for the first six months of 1999 as compared to the respective prior periods. The fluctuations are primarily due to changes in the level of profits of nonconsolidated affiliated companies.

The effective tax rates were considerably in excess of the comparable prior periods and the provision for taxes on income exceeded consolidated pretax income for both the three and six months ended June 30, 1999, primarily because the Company determined it could not recognize currently the future tax benefits attributable to net operating losses at certain international subsidiaries.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)

The net loss in the second quarter of 1999 was $6,629,000 and the net loss for the six months ended June 30, 1999 was $6,522,000 as compared to net income of $8,317,000 and net income of $13,350,000 in the respective prior periods. Both basic and diluted loss per common share for the second quarter of 1999 were $4.93 as compared to earnings per common share of $6.47 and $5.96, respectively, in the comparable quarter in 1998. For the six months ended June 30, 1999, both basic and diluted loss per common share were $4.73 as compared to earnings per common share of $11.01 and $9.87, respectively, for the same periods in 1998. The decrease in net income is attributable principally to reduced gross income at the Company's general advertising agency operations, resulting from the loss of certain business in 1998 which has yet to be replaced and continuing weakness in selected international markets.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased by $37,416,000 to a deficit of $33,952,000 at June 30, 1999, versus $3,464,000 at December 31, 1998. Cash and cash equivalents increased by $6,089,000 from $153,816,000 to $159,905,000 at June 30, 1999. The increase in cash and cash equivalents is largely attributable to the timing of collections of accounts receivable and billing of expenses to clients versus payments to trade vendors. Marketable securities decreased by $44,476,000, which was primarily due to their liquidation for the payment made for the acquisition of TMBG Media Co. Domestically, the Company has committed lines of credit totaling $51,000,000. These lines of credit were partially utilized during the six months ended June 30, 1999 and 1998 to secure obligations of selected foreign subsidiaries. There was $17,350,000 and $18,700,000 outstanding under these credit lines as of June 30, 1999 and December 31, 1998, respectively.

Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. There was $58,545,000 and $52,211,000 outstanding at June 30, 1999 and December 31, 1998, respectively.

YEAR 2000 READINESS DISCLOSURE

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

Grey and its operating subsidiaries have completed an assessment of their computer programs, those of its third party software vendors and those of mission critical business partners and have undertaken what they believe to be the appropriate steps to modify or replace hardware and software as necessary.

The remediation strategy includes a combination of conversions of all in-house systems and upgrades to Year 2000 compliant third party systems. The majority of operations, including all entities in the larger markets, are in the final stages of conversion and upgrade. The Company

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)


envisages final testing to be completed well in advance of year end and does not expect the Year 2000 issue to pose significant operational problems for its computer network.

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

             (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      GREY ADVERTISING INC.

                                              (REGISTRANT)


DATE:  August 16, 1999                By:/s/   Steven G. Felsher
                                         -----------------------------
                                      Steven G. Felsher
                                      Executive Vice President -
                                      Finance - Worldwide
                                      Secretary and Treasurer
                                      (Duly Authorized Officer)


DATE:  August 16, 1999                By:/s/    Lester M. Feintuck
                                         -----------------------------
                                      Lester M. Feintuck
                                      Senior Vice President -
                                      Chief Financial Officer - US Operations
                                      Controller
                                      (Chief Accounting Officer)

                                INDEX TO EXHIBITS

                                                                                    Page Number in Sequential
   Number Assigned to Exhibit         Table of Item 601 Exhibits                      Numbering System Where
 (i.e. 601 of Regulation S-K)          Description of Exhibits                         Exhibit May be Found
 ----------------------------          -----------------------                         --------------------
            27                          Financial Data Schedule                                 19