Form 10-Q
period 1999-09-30
GREY ADVERTISING INC /DE/
filed 1999-11-15
CIK 43952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1999

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-7898

                              GREY ADVERTISING INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

            Delaware                               13-0802840
 ------------------------------          --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


777 Third Avenue, New York, New York                     10017
------------------------------------                  ----------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number,                       212-546-2000
 including area code:                                ------------

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

As of October 31, 1999, the total number of shares outstanding of Registrant's Common Stock, par value $1 per share ("Common Stock"), was 1,011,864 and of Registrant's Limited Duration Class B Common Stock, par value $1 per share ("Class B Common Stock"), was 235,425.

                              GREY ADVERTISING INC.

                      AND CONSOLIDATED SUBSIDIARY COMPANIES

                                      INDEX





                                                                       PAGE NO.
                                                                       --------
            Financial Statements:

               Condensed Consolidated Balance Sheets                      3

               Condensed Consolidated Statements of Operations            5

               Condensed Consolidated Statements of Cash Flows            6

               Notes to Condensed Consolidated Financial Statements       8

            Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       12

            Other Information                                            16

            Signatures                                                   17

            Index to Exhibits                                            18





           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              SEPTEMBER 30,              DECEMBER 31,
                                                                                   1999                      1998
                                                                               (UNAUDITED)                   (A)
                                                                         ---------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                $      147,735,000        $      153,816,000
   Marketable securities                                                            15,267,000                55,130,000
   Accounts receivable                                                             846,967,000               797,474,000
   Expenditures billable to clients                                                 59,335,000                66,681,000
   Other current assets                                                             87,484,000                75,481,000
                                                                         ---------------------------------------------------
Total current assets                                                             1,156,788,000            1,148,582,000

Investments in and advances to nonconsolidated affiliated companies                 19,737,000                16,705,000
Fixed assets-at cost, less accumulated depreciation of $151,246,000 in
   1999 and $137,534,000 in 1998                                                   121,855,000               113,084,000
Marketable securities                                                               24,261,000                30,827,000
Goodwill-net of accumulated amortization of $39,727,000 in 1999 and
   $31,466,000 in 1998                                                             135,332,000               116,499,000
Other assets - including loans to executive officers of $5,372,000 in
   1999 and $5,572,000 in 1998                                                      72,663,000                63,956,000
                                                                         ---------------------------------------------------
Total assets                                                                $    1,530,636,000        $    1,489,653,000
                                                                         ===================================================


          See accompanying notes to condensed consolidated financial statements.
 (A) The condensed consolidated balance sheet has been derived from the audited financial statements at that date.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                                SEPTEMBER 30,              DECEMBER 31,
                                                                                    1999                      1998
                                                                                 (UNAUDITED)                   (A)
                                                                           -------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                            $   976,645,000          $    865,427,000
   Notes payable to banks                                                           81,999,000                70,911,000
   Accrued expenses and other                                                      116,143,000               184,497,000
   Income taxes payable                                                             30,508,000                24,283,000
                                                                               ---------------------------------------------
Total current liabilities                                                        1,205,295,000             1,145,118,000
Other liabilities, including deferred compensation of $42,499,000 in
   1999 and $41,871,000 in 1998                                                     64,851,000                68,676,000
Long-term debt                                                                      78,025,000                78,025,000
Minority interest                                                                   11,404,000                14,112,000
Redeemable preferred stock - at redemption value; par value
   $1 per share; authorized 500,000 shares; issued and outstanding 30,000
   shares in 1999 and 1998                                                           9,576,000                10,333,000
Common stockholders' equity:
   Common Stock - par value $1 per share; authorized 10,000,000 shares;
     issued 1,227,307 in 1999 and 1,205,041 in 1998                                  1,227,000                 1,205,000
   Limited Duration Class B Common Stock - par value $1 per share;
     authorized 2,000,000 shares; issued 262,451 shares in 1999 and
     282,765 shares in 1998                                                            262,000                   283,000
   Paid-in additional capital                                                       38,164,000                38,832,000
   Retained earnings                                                               184,661,000               189,714,000
   Accumulated other comprehensive loss:
     Cumulative translation adjustment                                             (16,718,000)              (11,716,000)
     Unrealized loss on marketable securities                                       (2,668,000)               (1,307,000)
                                                                               ---------------------------------------------
   Total accumulated other comprehensive loss                                      (19,386,000)              (13,023,000)
                                                                               ---------------------------------------------
   Loans to officer used to purchase Common Stock and Limited
   Duration Class B Common Stock                                                    (4,726,000)               (4,726,000)
                                                                               ---------------------------------------------
   Less - cost of 215,562 and 222,950 shares of Common Stock                       200,202,000               212,285,000
   and 26,899 and 26,762 shares of Limited Duration Class B
   Common Stock held in treasury in 1999 and 1998, respectively                     38,717,000                38,896,000
                                                                               ---------------------------------------------
Total common stockholders' equity                                                  161,485,000               173,389,000
                                                                               ---------------------------------------------
Total liabilities and stockholders' equity                                     $ 1,530,636,000          $  1,489,653,000
                                                                               =============================================


          See accompanying notes to condensed consolidated financial statements.
 (A) The condensed consolidated balance sheet has been derived from the audited financial statements at that date.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                            FOR THE THREE MONTHS ENDED                FOR THE NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                            SEPTEMBER 30,
                                                             1999                 1998                     1999                1998
                                                    --------------------------------------------------------------------------------
Commissions and fees                                 $262,048,000         $234,105,000            $ 750,908,000       $ 683,090,000
Expenses:
   Salaries and employee related expenses             171,099,000          152,106,000              499,179,000         434,111,000
   Office and general expenses                         81,661,000           71,184,000              238,913,000         207,617,000
                                                    --------------------------------------------------------------------------------
                                                      252,760,000          223,290,000              738,092,000         641,728,000
                                                    --------------------------------------------------------------------------------
                                                        9,288,000           10,815,000               12,816,000          41,362,000
Other income - net                                        778,000            2,720,000                2,086,000           4,851,000
                                                    --------------------------------------------------------------------------------
Income of consolidated companies before taxes on
   income                                              10,066,000           13,535,000               14,902,000          46,213,000
Provision for taxes on income                           5,254,000            6,689,000               14,254,000          23,524,000
                                                    --------------------------------------------------------------------------------
Income of consolidated companies                        4,812,000            6,846,000                  648,000          22,689,000
Minority interest applicable to consolidated
   companies                                           (1,262,000)          (1,088,000)              (3,693,000)         (4,599,000)
Equity in earnings of nonconsolidated affiliated
   companies                                            1,081,000              272,000                1,154,000           1,290,000
                                                    --------------------------------------------------------------------------------

Net income (loss)                                     $ 4,631,000         $  6,030,000             $ (1,891,000)       $ 19,380,000
                                                    ================================================================================

Weighted average number
    of common shares outstanding
         Basic                                          1,237,281            1,233,571                1,238,225           1,216,456
         Diluted                                        1,337,006            1,339,736                1,238,225           1,349,600
 Earnings (loss) per common share
         Basic                                              $3.68                $4.86                   $(1.06)             $15.86
         Diluted                                            $3.43                $4.50                   $(1.06)             $14.37

Dividends per common share                                  $1.00                $1.00                    $3.00               $3.00
                                                    ================================================================================


     See accompanying notes to condensed consolidated financial statements.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                      FOR THE NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                    1999                     1998
                                                                         ----------------------------------------------------
OPERATING ACTIVITIES
Net (loss) income                                                                 $  (1,891,000)         $    19,380,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
   Depreciation and amortization of fixed assets                                     23,835,000               20,634,000
   Amortization of intangibles                                                        8,274,000                5,678,000
   Deferred compensation                                                              2,714,000                9,204,000
   Equity in earnings of nonconsolidated affiliated  companies, net of
     dividends received of $630,000 in 1999 and $665,000 in 1998                       (524,000)                (625,000)
   Gains from the sale of marketable securities                                          25,000                 (259,000)
   Minority interest applicable to consolidated companies                             3,693,000                4,599,000
   Restricted stock expense                                                             401,000                   22,000
   Deferred income taxes                                                                878,000                1,960,000
Changes in operating assets and liabilities:
   Increase in accounts receivable                                                  (78,340,000)             (32,276,000)
   Decrease (increase) in expenditures billable to clients                            2,046,000               (2,954,000)
   (Increase) decrease in other current assets                                      (15,923,000)                  10,000
   Increase in other assets                                                         (19,621,000)              (1,498,000)
   Increase in accounts payable                                                     141,917,000                8,357,000
   Decrease in accrued expenses and other                                           (60,504,000)              (3,344,000)
   Increase (decrease) in income taxes payable                                        8,695,000                 (440,000)
   Decrease in other liabilities                                                     (8,478,000)              (2,729,000)
                                                                         ----------------------------------------------------
Net cash provided by operating activities                                             7,197,000               25,719,000

INVESTING ACTIVITIES
Purchases of fixed assets                                                           (38,016,000)             (33,062,000)
Trust fund deposits                                                                  (2,866,000)              (4,065,000)
(Increase) decrease in investments in and advances to
   nonconsolidated affiliated companies                                              (2,508,000)              (1,253,000)
Purchases of marketable securities                                                   (1,689,000)             (29,883,000)
Proceeds from the sale of marketable securities                                      46,762,000               20,497,000
Increase in intangibles, primarily goodwill                                         (27,107,000)             (18,382,000)
                                                                         ----------------------------------------------------
Net cash used in investing activities                                               (25,424,000)             (66,148,000)


           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)


                                                            FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              1999              1998
                                                        ----------------------------------

FINANCING ACTIVITIES
Net proceeds from short-term borrowings                    17,547,000           32,302,000
Common shares acquired for treasury                        (1,007,000)            (163,000)
Redemption of preferred stock                                     --              (651,000)
Cash dividends paid on common shares                       (3,739,000)          (3,657,000)
Cash dividends paid on redeemable preferred stock            (180,000)            (184,000)
Issuance (repurchase) of restricted stock                      16,000              (18,000)
Proceeds from exercise of stock options                       751,000                   --
                                                       ------------------------------------
Net cash provided by financing activities                  13,388,000           27,629,000
Effect of exchange rate changes on cash                    (1,242,000)          (4,914,000)
                                                       -----------------------------------
Decrease in cash and cash equivalents                      (6,081,000)         (17,714,000)
Cash and cash equivalents at beginning of period          153,816,000          150,553,000
                                                       -----------------------------------
Cash and cash equivalents at end of period              $ 147,735,000        $ 132,839,000
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

2. The financial statements as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

3. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

4. The provision for taxes on income results in an effective tax rate that is greater than the Federal statutory rate principally due to the non-recognition of tax benefits of certain international net operating losses incurred in the period; state and local income taxes; and effective individual foreign country tax rates in excess of the Federal statutory rate.

5. As of September 30, 1999 and December 31, 1998, the Company had outstanding 20,000 shares of Series I Preferred Stock, and 5,000 shares each of its Series II and Series III Preferred Stock. The holder of these shares is the Chairman and Chief Executive Officer of the Company. Each share of preferred stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock (subject to certain adjustments) upon redemption, less a fixed discount established upon the issuance of the preferred stock. The holder of each class of preferred stock is entitled to receive cumulative preferential dividends at the annual rate of $.25 per share, and to participate in dividends on one share of the Common Stock and one share of the Class B Common Stock to the extent such dividends exceed the per share preferential dividend.

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

                                                             FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                                     -------------------------------------------------------------------------
                                                               1999               1998           1999             1998
                                                     -------------------------------------------------------------------------
          BASIC EARNINGS (LOSS) PER
          -------------------------
                 COMMON SHARE
                 ------------
 WEIGHTED AVERAGE SHARES                                     1,237,281        1,233,571         1,238,225         1,216,456
                                                     -------------------------------------------------------------------------

 Net income (loss)                                        $  4,631,000      $ 6,030,000      $ (1,891,000)     $ 19,380,000
 Effect of dividend requirements and the change in
   redemption value of redeemable  preferred stock             (84,000)         (34,000)          577,000           (85,000)
                                                     -------------------------------------------------------------------------
 NET EARNINGS (LOSS) USED IN COMPUTATION                  $  4,547,000      $ 5,996,000      $ (1,314,000)     $ 19,295,000
                                                     -------------------------------------------------------------------------

 PER SHARE AMOUNT                                                $3.68            $4.86            $(1.06)           $15.86
                                                     =========================================================================


          DILUTED EARNINGS (LOSS) PER
          ---------------------------
                 COMMON SHARE
                 ------------
 Weighted average shares used in the Basic EPS
   calculation                                               1,237,281        1,233,571         1,238,225         1,216,456
 Net effect of dilutive stock options and stock
   incentive plans (2)                                          48,597           55,125             (1) -            82,104
 Assumed conversion of  8.5% convertible
   subordinated debentures                                      51,128           51,040             (1) -            51,040
                                                     -------------------------------------------------------------------------
 ADJUSTED WEIGHTED AVERAGE SHARES                            1,337,006        1,339,736         1,238,225         1,349,600
                                                     -------------------------------------------------------------------------

 Net earnings (loss) used in the Basic EPS
   calculation                                             $ 4,547,000      $ 5,996,000      $ (1,314,000)     $ 19,295,000
 8.5% convertible subordinated debentures
   interest net of income tax effect                            34,000           34,000        (1)      -           103,000

                                                     -------------------------------------------------------------------------
 NET EARNINGS (LOSS) USED IN COMPUTATION                   $ 4,581,000      $ 6,030,000      $ (1,314,000)     $ 19,398,000
                                                     -------------------------------------------------------------------------

 PER SHARE AMOUNT                                                $3.43            $4.50            $(1.06)           $14.37
                                                     =========================================================================



(1) For the nine months ended September 30, 1999, the assumed exercise of stock options, issuances under stock incentive plans and the assumed conversion of the 8-1/2% Convertible Subordinated Debentures each had an anti-dilutive effect. As such, these items have been excluded from the diluted EPS calculation for the period.
(2) Due to their anti-dilutive effect, shares issued pursuant to the Senior Management Incentive Plan for the nine months ended September 30, 1999 were not included in the calculation. For the three months ended September 30, 1999, 11,030 shares were included. For the three and nine months ended September 30, 1998, 12,072 shares and 38,038 shares, respectively, were included.

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

      Commissions and fees, operating profit (loss), and income (loss) of consolidated companies before taxes on income for the three and nine months ended September 30, 1999 and 1998, and related identifiable assets at September 30, 1999 and December 31, 1998 are summarized below according to geographic region (000s omitted):



                                                                         FOR THE THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                          ----------------------------------------------------------------------------------------
                                              UNITED STATES            EUROPE                  OTHER               CONSOLIDATED
                                              ---------------       ---------------       ----------------        ----------------
                                              1999       1998       1999       1998       1999        1998        1999       1998


Commissions and fees                       $120,163   $106,186   $107,278   $104,271   $ 34,607    $ 23,648    $262,048   $234,105
                                           --------   --------   --------   --------   --------    --------    --------   --------
Operating profit
(loss)                                       6,641       8,300      1,642      2,646      1,005        (131)      9,288     10,815
                                           --------   --------   --------   --------   --------    --------    --------   --------
Income (loss) of
consolidated companies
before taxes on income                       7,651      10,352      1,729      3,262        686         (79)     10,066     13,535
                                           --------   --------   --------   --------   --------    --------    --------   --------



Total assets


                                                                FOR NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                        -----------------------------------------------------------------------------------------------------

                             UNITED STATES                EUROPE                   OTHER                   CONSOLIDATED
                        ----------------------     --------------------    ----------------------   -------------------------

                             1999       1998         1999      1998         1999          1998          1999           1998

Commissions and fees    $ 325,531    $ 312,518     $341,912   $ 304,334    $ 83,465      $ 66,238   $  750,908     $  683,090
                        ---------    ---------     --------   ---------    --------      --------   ----------     ----------
Operating profit
(loss)                     13,187       27,614        7,438      19,162      (7,809)       (5,414)      12,816         41,362
                        ---------    ---------     --------   ---------    --------      --------   ----------     ----------
Income (loss) of
consolidated
companies before
taxes on income            16,354       32,355        7,447      19,550      (8,899)       (5,692)      14,902         46,213
                        ---------    ---------     --------   ---------    --------      --------   ----------     ----------
Identifiable assets       650,464      608,882      646,628     699,636     213,807       164,430    1,510,899      1,472,948
                        ---------    ---------     --------   ---------    --------      --------
Investments in and
advances to
nonconsolidated
affiliated companies                                                                                    19,737         16,705
                                                                                                    ----------     ----------
Total assets                                                                                        $1,530,636     $1,489,653
                                                                                                    ==========     ==========


          GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

8. During the third quarter of 1999 and 1998, total comprehensive income amounted to $2,683,000 and $2,135,000, respectively, and for the nine months ended September 30, 1999 and 1998 total comprehensive loss was $8,254,000 and total comprehensive income was $13,463,000, respectively. The difference between net income (loss) and total comprehensive income (loss) is the result of the change in the translated value of the net assets of the Company's international operations due to the strengthening of the United States dollar and changes in values of certain marketable securities.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS
Income from commissions and fees ("gross income") increased 11.9% during the third quarter of 1999 and 9.9% during the nine months ended September 30, 1999 when compared to the same periods in 1998. Absent exchange rate fluctuations, gross income increased 14.7% in the three months ended September 30, 1999 and 11.1% in the nine months ended September 30, 1999 when compared to the same periods in 1998. In the third quarters of 1999 and 1998, respectively, 45.9% and 45.4% of consolidated gross income was attributable to domestic operations and 54.1% and 54.6% to international operations. In the third quarter of 1999 and the first nine months of 1999, respectively, gross income from domestic operations increased 13.2% and increased 4.2% versus the respective prior periods, while gross income from international operations increased 10.9%, (15.9% absent exchange rate fluctuations) for the third quarter of 1999 and 14.8% (17.0% absent exchange rate fluctuations) for the first nine months of 1999 when compared to the same periods in 1998. The increase in gross income in both years primarily resulted from the continued growth of the Company's media operations and expanded presence in the high growth specialties of interactive marketing, healthcare and public relations as well as the contribution of acquisitions made in 1998 and early 1999.

Salaries and employee related expenses increased 12.5% in the third quarter of 1999 and 15.0% for the first nine months of 1999 when compared to the respective prior periods. Office and general expenses increased 14.7% and 15.1% for the three and nine months ended September 30, 1999, respectively, versus the comparable prior periods. These expenses increased at a greater rate than the increase in gross income in order to assist the Company in replacing business which had been lost in 1998 but not yet fully replaced; to building the Company's new technology business and other growth practices; and to enhance and expand it's capabilities generally which are designed to have a long-term positive impact on the Company's financial health. The Company has secured significant new business which is reflected in the third quarter results and in improved operating margins when compared to earlier periods in the year. Inflation did not have a material effect on revenue or expenses during 1999 or 1998.

Minority interest applicable to consolidated companies increased by $174,000 in the third quarter of 1999 and decreased by $906,000 for the first nine months of 1999 as compared to the respective prior periods. The fluctuations in minority interest are primarily due to the levels of profits of majority-owned companies.

Equity in earnings of nonconsolidated affiliated companies increased by $809,000 in the third quarter of 1999 and decreased by $136,000 for the first nine months of 1999 as compared to the respective prior periods. The fluctuations are primarily due to changes in the level of profits of nonconsolidated affiliated companies.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)


The effective tax rate for the nine months ended September 30, 1999 is considerably in excess of the comparable prior periods. The provision for taxes on income approximated consolidated pretax income for the nine months ended September 30, 1999, primarily because the Company determined it could not recognize, currently, the future tax benefits attributable to net operating losses at certain international subsidiaries. For the three months ended September 30, 1999, the Company's tax rate returned approximately to historical levels.

Net income in the third quarter of 1999 was $4,631,000 and the net loss for the nine months ended September 30, 1999 was $1,891,000 as compared to net income of $6,030,000 and net income of $19,380,000 in the respective prior periods. Basic earnings per common share for the third quarter of 1999 was $3.68 and diluted earnings per common share for the same period was $3.43 as compared to earnings per common share of $4.86 and $4.50, respectively, in the comparable quarter in 1998. For the nine months ended September 30, 1999, both basic and diluted loss per common share were $1.06 as compared to earnings per common share of $15.86 and $14.37, respectively, for the same periods in 1998. The decrease in net income is attributable principally to reduced gross income at the Company's general advertising agency operations resulting from the loss of certain business in 1998 which has yet to be fully replaced and the continuing weakness in selected international markets without a corresponding reduction of expenses for the reasons discussed plus the increase in the Company's effective tax rate. The decrease for the nine months ended September 30, 1999, however, has been mitigated by the impact of new business won this year that is being reflected in the upturn in gross income.

LIQUIDITY AND CAPITAL RESOURCES
Working capital decreased by $51,971,000 to a deficit of $48,507,000 at September 30, 1999, versus $3,464,000 at December 31, 1998. Cash and cash equivalents decreased by $6,081,000 from $153,816,000 to $147,735,000 at
September 30, 1999. The change in cash and cash equivalents is largely attributable to the timing of collections of accounts receivable and billing of expenses to clients versus payments to trade vendors. Marketable securities decreased by $46,429,000, which was primarily due to their liquidation for the payment made for the acquisition of TMBG Media Co. Domestically, the Company has committed lines of credit totaling $51,000,000. These lines of credit were partially utilized during the nine months ended September 30, 1999 and 1998 to secure obligations of selected foreign subsidiaries. There was $17,660,000 and $18,700,000 outstanding under these credit lines as of September 30, 1999 and December 31, 1998, respectively.

Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. There was $64,339,000 and $52,211,000 outstanding at September 30, 1999 and December 31, 1998, respectively.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)


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

The remediation strategy includes a combination of conversions of all in-house systems and upgrades to Year 2000 compliant third party systems. The majority of operations, including all entities in the larger markets, are in the final stages of conversion upgrade and testing. The Company envisages final testing to be completed well in advance of year end and does not expect the Year 2000 issue to pose significant operational problems for its computer network.

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

      (b)Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       GREY ADVERTISING INC.

                                              (REGISTRANT)


DATE:     November 15, 1999            By:/s/         Steven G. Felsher
                                          -----------------------------
                                       Steven G. Felsher
                                       Executive Vice President -
                                       Finance - Worldwide
                                       Secretary and Treasurer
                                       (Duly Authorized Officer)


DATE:     November 15, 1999            By:/s/        Lester M. Feintuck
                                          -----------------------------
                                       Lester M. Feintuck
                                       Senior Vice President -
                                       Chief Financial Officer - US Operations
                                       Controller
                                       (Chief Accounting Officer)

                                INDEX TO EXHIBITS

                                                            Page Number in
 Number Assigned to                                     Sequential Numbering
  Exhibit (i.e. 601      Table of Item 601 Exhibits     System Where Exhibit
 of Regulation S-K)       Description of Exhibits         May be Found



          27              Financial Data Schedule                 19