Form 10-K405
period 1999-12-31
GREY ADVERTISING INC /DE/
filed 2000-03-30
CIK 43952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

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

Yes  X               No
    ---                 ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes  X               No
    ---                 ---

The aggregate market value of the voting stock held by non-affiliates of the registrant was $336,245,222 as at March 1, 2000.

The registrant had 1,012,054 shares of its Common Stock, par value $1 per share, and 233,107 shares of its Limited Duration Class B Common Stock, par value $1 per share, outstanding as at March 1, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual proxy statement to be furnished in connection with the registrant's 2000 annual meeting of stockholders are incorporated by reference into Part III.











                               PAGE 2 OF XX PAGES

PART I.

ITEM 1.  BUSINESS.

         The Registrant ("Grey") and its subsidiaries (collectively with Grey, the "Company") have been engaged in the planning, creation, supervision and placing of advertising since the Company's formation in 1917. Grey was incorporated in New York in 1925 and changed its state of incorporation to Delaware in 1974.

         The Company's principal business activity consists of providing a full range of advertising and communications services to clients on an international or local basis. Most typically, this involves developing an advertising and/or marketing plan after study of a client's business, the distribution or utilization of the client's products or services and the use of various media (e.g., television, radio, newspapers, magazines, direct mail, outdoor billboards and the Internet) by which desired market performance can best be achieved. The Company then creates advertising, prepares media recommendations and places advertising in the media. The Company's business also involves it in allied areas such as marketing consultation, audio-visual production, co-marketing programs, direct marketing, interactive consulting and production, media research and buying, research, product publicity, public affairs, public relations and sales promotion.

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

         Published reports indicate that there are over 500 advertising agencies of all sizes in the United States. According to a report published in 1999 (Advertising Age, a trade publication), the Company was the sixth largest United States advertising agency in terms of worldwide gross income.

         A majority of Grey's domestic gross income is from clients that have been with the Company since 1995. The agreements between the Company and most of its clients are generally terminable by either the Company or the client upon mutually agreed notice, as is the custom in the industry. Clients may also modify advertising budgets at any time and for any reason, and because the agency's compensation in many cases is determined by reference to client expenditures, shifts in advertising budgets may result in increased or reduced levels of revenue for the Company.

         During 1999, one client (The Procter & Gamble Company), which has been a client of the Company for more than forty years, represented more than 10% of the Company's consolidated income from commissions and fees. The loss of this client would be expected to have an adverse effect on the results of the Company. No other client represented more than

5% of the Company's total consolidated income from commissions and fees. The loss of any single client in past years has not had a long-term negative impact on the Company's financial condition or its competitive position.

         On December 31, 1999, the Company and its nonconsolidated affiliated companies employed approximately 12,700 persons, of whom seven are executive officers of Grey.

         As is generally the case in the advertising industry, the Company's business traditionally has been seasonal, with greater revenues generated in the second and fourth quarters of each year. This reflects, in large degree, the media placement patterns of the Company's clients.

         Advertising programs created by the Company and its nonconsolidated affiliated companies are placed principally in media distributed within the United States and internationally through its offices in the United States and more than 90 other countries. While the Company operates on a worldwide basis, for the purpose of presenting certain financial information in accordance with accounting principles generally accepted in the United States, its operations are deemed to be conducted in three geographic areas. Commissions and fees, operating profit and other relevant information by each such geographic area for the years ended December 31, 1999, 1998 and 1997, and related identifiable and total assets at December 31 of each of the years, are summarized in Note N of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

         While the Company has no reason to believe that its international operations as a whole are presently jeopardized in any material respect, there are certain risks of operating which do not affect domestic operations but which may affect the Company's international operations from time to time. Such risks include the possibility of limitations on repatriation of capital or dividends, political instability, currency devaluation and restrictions on the percentage of permitted international ownership.

FORWARD LOOKING STATEMENTS

         In connection with the provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company may include Forward Looking Statements (as defined in the Reform Act) in oral or written public statements issued by or on behalf of the Company. These Forward Looking Statements may include, among other things, plans, objectives, projections, anticipated future economic performance or assumptions and the like that are subject to risks and uncertainties. Actual results or outcomes may differ materially from those discussed in the Forward Looking Statements. Important factors which may cause actual results to differ, include but are not limited to, the following: the unanticipated loss of a material client or key personnel, delays or reductions in client budgets, shifts in industry rates of compensation, government compliance costs or litigation, unanticipated natural disasters, technological developments, changes in the general economic conditions that affect exchange rates, interest rates and/or consumer spending either in the United States or international markets in which the Company operates, unanticipated expenses, client preferences which can be affected by competition, undetected issues with certain computer programs which may not yet be fully year 2000 compliant and the ability to project risk factors which may vary. Certain of these factors are discussed in greater detail elsewhere herein.

                      Executive Officers of the Registrant
                               as of March 1, 2000


                                                                                      Year First Became
Executive Officers (a)               Position                             Age         Executive Officer
----------------------               --------                             ---         -----------------
Robert L. Berenson            President - Grey - US                        60                1978
Lester M. Feintuck            Senior Vice President
                              Chief Financial Officer - US
                              Controller                                   46                1998
Steven G. Felsher             Exec. Vice President Finance -
                              Worldwide, Chief Financial Officer -
                              Worldwide, Secretary & Treasurer             50                1989
John A. Gerster               Exec. Vice President                         52                1983
Edward H. Meyer               Chairman of the Board, President &
                              Chief Executive Officer                      73                1959
Stephen A. Novick             Exec. Vice President                         59                1984
O. John C. Shannon            President - Grey International               63                1993


(a) All executive officers are elected annually by the Board of Directors of Grey. Each executive officer has been with Grey for a period greater than five years. There exists no family relationship between any of Grey's directors or executive officers and any other director or executive officer or person nominated or chosen to become a director or executive officer.

ITEM 2.  PROPERTIES.

         Substantially all offices of the Company are located in leased premises. The Company's principal office is at 777 Third Avenue, New York, New York, where it occupies approximately 400,000 square feet of space. The Company's lease covering this space expires at the end of 2009. The Company also has leases covering other offices, including in New York, Los Angeles, Amsterdam, Auckland, Brussels, Buenos Aires, Copenhagen, Dusseldorf, Hong Kong, Jakarta, Kuala Lumpur, London, Madrid, Melbourne, Mexico City, Milan, Oslo, Paris, Sao Paolo, Stockholm, Sydney, Tokyo and Toronto.

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


         None

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Common Stock is traded on The NASDAQ Stock Market's National Market and listed on the NASDAQ Stock Market under the symbol GREY.

         As of March 1, 2000, there were 475 holders of record of the Common Stock and 241 holders of record of the Limited Duration Class B Common Stock.

         The following table sets forth certain information about dividends paid, and the bid prices on the NASDAQ Stock Market during the periods indicated with respect to the Common Stock:


                         BID PRICES*
                      DOLLARS PER SHARE    DIVIDENDS
                         HIGH    LOW       PER SHARE
                         ----    ---       ---------
1998    First Quarter     370    325         $1.00
        Second Quarter    455    360          1.00
        Third Quarter     417    312          1.00
        Fourth Quarter    369    262          1.00

1999    First Quarter     388    311          1.00
        Second Quarter    342    284          1.00
        Third Quarter     372    322          1.00
        Fourth Quarter    397    325          1.00


* Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

ITEM 6.     SELECTED FINANCIAL DATA.

(in thousands, except share and per
share data)                              1999           1998          1997          1996          1995
                                      -----------    -----------   -----------   -----------   -----------
Commissions and fees ..............   $ 1,067,212    $   935,181   $   858,752   $   765,498   $   688,219
Expenses ..........................     1,034,339        882,524       793,832       706,965       637,979
Income of consolidated companies
   before taxes on income .........        38,270         59,152        69,291        65,693        54,327
Provision for taxes on income .....        27,400         29,856        33,719        31,612        26,966
Net income ........................         6,401         25,877        30,451        28,602        23,438
Earnings  per common share (a)
    Basic .........................          5.13          20.81         25.03         22.98         18.19
    Diluted .......................          4.86          18.98         21.89         20.45         16.32
Weighted average number of common
   shares outstanding
    Basic .........................     1,237,007      1,220,767     1,180,146     1,185,841     1,195,314
    Diluted .......................     1,333,379      1,345,928     1,355,452     1,339,111     1,340,261
Working capital (deficiency) ......       (56,887)         3,464        50,526         3,843         9,582
Total assets ......................     1,809,254      1,489,653     1,199,987     1,089,394       963,433
Long-term debt ....................        78,025         78,025        78,025        33,025        33,025
Redeemable preferred stock at
   redemption value ...............        10,150         10,333        10,760        10,098         8,986
Common stockholders' equity .......       171,365        173,389       162,306       147,922       127,663
Cash dividends per share of Common
   Stock and Limited Duration Class
   B Common Stock .................          4.00           4.00          4.00        3.8125        3.5625



         (a) After giving effect to amounts attributable to redeemable preferred stock and for diluted earnings per common share (i) to the assumed exercise of dilutive stock options, (ii) to the assumed issuance of shares pursuant to the Company's Senior Management Incentive Plan and (iii) to the assumed conversion of 8 1/2% Convertible Subordinated Debentures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

         Income from commissions and fees ("gross income") increased 14.1% in 1999 and 8.9% in 1998 as compared to the respective prior years. Absent exchange rate fluctuations, gross income increased 16.9% in 1999 and 11.7% in 1998. In 1999, 1998 and 1997, respectively, 43.6%, 44.9% and 44.5% of consolidated gross income was attributable to domestic operations and 56.4%, 55.1% and 55.5%, respectively, to international operations. In 1999, gross income from domestic operations increased 10.8% versus 1998 and was up 9.7% in 1998 versus 1997. Gross income from international operations increased 16.8% (21.8% absent exchange rate fluctuations) in 1999 when compared to 1998 and 8.2% (13.3% absent exchange rate fluctuations) in 1998 when compared to 1997. The increases in gross income in both years primarily resulted from expanded activities from existing clients, the continued growth of the Company's general advertising agency and specialized communications operations, and from acquired companies.

         Salaries and employee related expenses increased 16.2% in 1999 and 13.2% in 1998 as compared to the respective prior years. Office and general expenses increased 19.2% in 1999 and 7.2% in 1998 versus respective prior years. The 1999 increases in salary and employee related expenses are marginally higher than revenue growth reflecting the fact that a number of the operations grew and added to staff, compensation costs were not commensurably reduced at those operations which experienced losses of business which were not fully replaced, and the costs of staff retrenchment in a number of international markets. The increase in office and general expenses in 1999 is partially attributable to higher costs of amortizing acquisitions, the write-off of certain assets at a number of the Company's loss making locations, and the need for greater and generally more expensive real estate. The 1998 cost increases reflect the general growth of the business, and an increased investment in staffing to better serve our multinational clients and their businesses in developing markets.

         Inflation did not have a material effect on revenue or expenses in 1999, 1998 or 1997.

         Other income-net decreased in 1999 by $1,098,000 and increased in 1998 by $2,124,000 as compared to the comparable prior periods. The 1999 decrease is primarily due to a reduction of interest income from marketable securities which were liquidated, offset to a limited degree by overall gains on the sale of certain of those securities. The 1998 increase was due primarily to increased net interest income generated from higher average invested balances.

         The effective tax rate increased to 71.6% in 1999 as compared to 50.5% in 1998 primarily because the Company decided it was not prudent to recognize the future tax benefit attributable to losses at certain international subsidiaries; should the benefit from these losses be realized against taxable profits in the future, it will have a positive impact on the Company's results when recognized. The tax rate in 1997 was 48.7%. The change in the effective tax rate in 1998, as compared to 1997, was due to higher effective state and local tax rates and higher effective foreign tax rates, largely dependent upon where the Company generates profits.

         Minority interest increased in 1999 by $1,524,000 and decreased $2,602,000 in 1998 as compared to the respective prior years. The changes in 1999 and in 1998 were primarily due to changes in the levels of ownership and the level of profits, of majority-owned companies.

         Equity in earnings of nonconsolidated affiliated companies increased $474,000 in 1999 and decreased $900,000 in 1998 as compared to the respective prior years. These changes are due primarily to changes in the level of ownership and the level of profits attributable to the nonconsolidated companies.

         The Company reported net income of $6,401,000 in 1999 as compared to $25,877,000 in 1998 and $30,451,000 in 1997. Diluted earnings per common share was $4.86 in 1999 as compared to $18.98 in 1998 and $21.89 in 1997.

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

         The Company's 1999 results were adversely affected by the loss of certain clients in 1998 in its general advertising business, which had not been fully replaced, the continued losses at some of its international operations and the associated costs incurred to address those international operations. During 1999, the Company won significant assignments in its core advertising agency business and secured additional important assignments from existing clients, won a significant number of new integrated communications "Dot.com" accounts and new business in its specialized communications units. The Company also expanded the scope and capabilities of its global network by completing a number of selected acquisitions.

         The Company's results may be affected by currency exchange rate fluctuations given the Company's extensive international operations. Generally, the foreign currency exchange risk is limited to net income of each operation because the Company's revenues and expenses, by country, are almost exclusively denominated in the local currency of each respective country with both revenue and expense items matched.

         The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Accordingly, computer equipment, software and other devices with embedded technology that are date-sensitive may not be able to distinguish between the year 1900 and the year 2000 and may encounter difficulties as a result. This could result in system failures or miscalculations causing a temporary disruption of the ordinary course of business.

         In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, Grey and its operating subsidiaries, both domestically and internationally, completed their remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no disruptions in information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. Neither did the Company experience any disruptions from the Year 2000 readiness of broadcasters, governments, financial institutions, utilities, communications suppliers, building services, other infrastructure suppliers and other parties with whom it does business and upon whom it is dependent in various ways, both domestically and internationally, but over which it has no direct control.

         Grey and its subsidiaries utilized both internal and external resources to reprogram, replace, implement and test the software modifications necessary for Year 2000 compliance. The cost of the project was approximately $4,000,000, was in-line with previous estimates and did not have a material effect on the Company.

         The Company is not aware of any material problems resulting from Year 2000 issues, either with its services to client, its internal systems, or the products and services of third parties. While there have been no material problems to date, and the Company believes that there will be no major issues throughout the year, the magnitude and complexity of the Year 2000 issue precludes absolute assurance that issues may not arise during the year 2000. The Company will continue to monitor its computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


LIQUIDITY AND CAPITAL RESOURCES

         The Company continues to be liquid by maintaining significant levels of cash, cash equivalents and investments in highly liquid marketable securities, most of which are money market funds and corporate bonds. Cash and cash equivalents were $306,556,000 and $153,816,000 at December 31, 1999 and 1998,
respectively, and the Company's investment in marketable securities was $28,010,000 and $85,957,000 at December 31, 1999 and 1998, respectively. The continued high level of liquidity reflects the Company's ongoing focus on its cash management process. The Company generated significant cash from operations in 1999; yet, working capital decreased by $60,351,000 to a deficit of $56,887,000 at December 31, 1999 versus $3,464,000 positive balance at December 31, 1998 because of continued steady levels of investment in its business. The decrease in working capital is largely attributable to acquisitions of new companies, increased ownership in majority-owned subsidiaries and investments in private securities.

         Domestically, the Company maintains committed bank lines of credit totaling $60,000,000. These lines of credit were partially utilized during both 1999 and 1998 to secure obligations of selected international subsidiaries in the amounts of $20,500,000 and $18,700,000 at December 31, 1999 and 1998,
respectively.

         Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. Amounts outstanding under such facilities at December 31, 1999 and 1998 were $48,000,000 and $52,211,000, respectively. Total borrowings remained relatively constant.

         Historically, funds from operations and short-term bank borrowings have been sufficient to meet the Company's dividend, capital expenditure and working capital needs. The Company expects that such sources will be sufficient to meet its short-term cash requirements in the future. While the Company has not utilized long-term borrowings to fund its operating needs, the Company has a $75,000,000 loan outstanding from December 1997 from the Prudential Insurance Company of America. The loan bears interest at the rate of 6.94% and is repayable in three equal annual installments, commencing in December 2003. The Company does not anticipate any material increased requirement for capital or other expenditures which will adversely affect its liquidity.

         The Company's business generally has been seasonal with greater gross income earned in the second and fourth quarters, particularly the fourth quarter. As a result, cash, accounts receivable, accounts payable and accrued expenses are typically higher on the Company's year-end balance sheet than at the end of any of the preceding three quarters.

FASB STATEMENT 133

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in derivative fair values will either be recognized in earnings in the period of change or reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt the new statement in the first quarter of 2001. The adoption of this standard is not expected to have any significant impact on the Company's Balance Sheets or its Statements of Income and Cash Flows.


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Occasionally, the Company enters into foreign currency contracts for known cash flows related to repatriation of earnings from its international subsidiaries. The term of each such foreign currency contract entered into in 1999 was for less than three months. At December 31, 1999, there were no foreign currency contracts open. In 1998, the Company did take advantage of an inverted yield curve in the United Kingdom and entered into an interest rate swap agreement as a hedge against rising interest rates by exchanging the cash flow on borrowings of (pound)5,000,000 at a variable interest rate for the cash flow from a similar borrowing at a fixed interest rate of 5.67%. The Company had no other derivative contracts outstanding at December 31, 1999 and did not enter into any other derivative contracts during 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this Item is presented in this report beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


         None.


PART III.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information with respect to the directors of the Company is incorporated herein by reference to the Company's proxy statement ("Proxy Statement") to be sent to its stockholders in connection with its 2000 Annual Meeting and will be included under the caption "Election of Directors". Information with respect to the Company's executive officers is set forth in
Part I of this report.

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

                                            GREY ADVERTISING INC.

                                            By: /s/ Edward H. Meyer
                                               ------------------------------
                                                Edward H. Meyer,
                                                Chairman, Chief Executive
                                                Officer & President

                                            Dated: March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the date indicated.


/s/ Mark N. Kaplan                           Dated: March  30, 2000
---------------------------------
Mark N. Kaplan, Director


/s/ Edward H. Meyer                          Dated: March  30, 2000
---------------------------------
Edward H. Meyer, Director;
 Principal Executive Officer

/s/ Richard Reiss, Jr.                       Dated: March  30, 2000
---------------------------------
Richard Reiss, Jr., Director


/s/ O. John C. Shannon                       Dated: March  30, 2000
---------------------------------
O. John C. Shannon, Director;
 President - Grey International

/s/ Steven G. Felsher                        Dated: March  30, 2000
---------------------------------
Steven G. Felsher,
 Principal Financial Officer

/s/ Lester M. Feintuck                       Dated: March  30, 2000
---------------------------------
Lester M. Feintuck,
 Principal Accounting Officer

                           Annual Report on Form 10-K

                  Item 8, Item 14(a)(1) and (2) and Item 14(d)

                   Financial Statements and Supplementary Data

                          List of Financial Statements

                          Year ended December 31, 1999

                              GREY ADVERTISING INC.

                               New York, New York

Form 10-K-Item 8, Item 14(a)(1) and (2)

Grey Advertising Inc. and Consolidated Subsidiary Companies

Index to Financial Statements

The following consolidated financial statements of Grey Advertising Inc. and consolidated subsidiary companies are included in Item 8:


   Report of Independent Auditors................................... F-2

   Consolidated Balance Sheets--December 31, 1999 and 1998.......... F-3

   Consolidated Statements of Income--Years Ended
     December 31, 1999, 1998 and 1997............................... F-5

   Consolidated Statements of Common Stockholders' Equity--
     Years Ended December 31, 1999, 1998 and 1997................... F-6

   Consolidated Statements of Cash Flows--
     Years Ended December 31, 1999, 1998 and 1997................... F-9

   Notes to Consolidated Financial Statements--
     December 31, 1999.............................................. F-11


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

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Grey Advertising Inc.


We have audited the accompanying consolidated balance sheets of Grey Advertising Inc. and consolidated subsidiary companies as of December 31, 1999 and 1998, and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grey Advertising Inc. and consolidated subsidiary companies at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                         /s/ ERNST & YOUNG LLP

                                             ERNST & YOUNG LLP



New York, New York
February 15, 2000

           Grey Advertising Inc. and Consolidated Subsidiary Companies
                           Consolidated Balance Sheets

                                                                     DECEMBER 31
(in thousands, except share and per share data)                   1999         1998
-----------------------------------------------                ----------   ----------
ASSETS
Current assets:
   Cash and cash equivalents                                   $  306,556   $  153,816
   Marketable securities                                            5,581       55,130
   Accounts receivable                                            940,612      797,474
   Expenditures billable to clients                                51,991       66,681
   Other current assets                                            93,207       75,481
                                                               ----------   ----------
Total current assets                                            1,397,947    1,148,582

Investments in and advances to nonconsolidated
   affiliated companies                                            17,961       16,705
Fixed assets-net                                                  126,939      113,084
Marketable securities                                              22,429       30,827
Intangibles-net of accumulated amortization of $42,818 in
   1999 and $31,466 in 1998                                       157,115      116,499
Other assets-including loans to executive officers of $5,247
   in 1999 and $5,572 in 1998                                      86,863       63,956
                                                               ----------   ----------
Total assets                                                   $1,809,254   $1,489,653
                                                               ==========   ==========


See notes to consolidated financial statements.

           Grey Advertising Inc. and Consolidated Subsidiary Companies
                     Consolidated Balance Sheets (continued)

                                                                                      DECEMBER 31
(in thousands, except share and per share data)                                   1999            1998
-----------------------------------------------                                -----------    -----------
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                            $ 1,161,508    $   865,427
   Notes payable to banks                                                           68,500         70,911
   Accrued expenses and other                                                      208,254        184,497
   Income taxes payable                                                             16,572         24,283
                                                                               -----------    -----------
Total current liabilities                                                        1,454,834      1,145,118

Other liabilities-including deferred compensation of $44,160 in 1999
   and $41,871 in 1998                                                              75,260         68,676
Long-term debt                                                                      78,025         78,025
Minority interest                                                                   19,620         14,112
Redeemable preferred stock-at redemption value; par
   value $1 per share; authorized 500,000 shares; issued
   and outstanding 30,000 shares in 1999 and 1998                                   10,150         10,333

Common stockholders' equity:
   Common Stock-par value $1 per share; authorized 10,000,000 shares; issued
     1,228,534 shares in 1999 and 1,205,041 shares in 1998                           1,229          1,205
   Limited Duration Class B Common Stock-par value $1 per share; authorized
     2,000,000 shares; issued 261,224 shares
     in 1999 and 282,765 shares in 1998                                                261            283
   Paid-in additional capital                                                       39,763         38,832
   Retained earnings                                                               191,042        189,714
   Accumulated other comprehensive loss:
     Cumulative translation adjustment                                             (15,462)       (11,716)
     Unrealized loss on marketable securities                                         (141)        (1,307)
                                                                               -----------    -----------
   Total accumulated other comprehensive loss                                      (15,603)       (13,023)
                                                                               -----------    -----------
   Loans to officer used to purchase Common Stock and Limited Duration
     Class B Common Stock                                                           (4,726)        (4,726)
                                                                               -----------    -----------
                                                                                   211,966        212,285
   Less-cost of 218,514 and 222,950 shares of Common Stock and 26,937 and
     26,762 shares of Limited Duration Class B Common Stock held in treasury
     at December 31, 1999 and 1998, respectively                                    40,601         38,896
                                                                               -----------    -----------

Total common stockholders' equity                                                  171,365        173,389
Retirement plans, leases and contingencies
                                                                               -----------    -----------
Total liabilities and common stockholders' equity                              $ 1,809,254    $ 1,489,653
                                                                               ===========    ===========


  See notes to consolidated financial statements.

           Grey Advertising Inc. and Consolidated Subsidiary Companies
                        Consolidated Statements of Income

                                                            YEAR ENDED DECEMBER 31
(in thousands, except share and per share data)       1999            1998          1997
-----------------------------------------------    -----------    -----------    -----------
Commissions and fees                                $1,067,212       $935,181       $858,752
Expenses:
   Salaries and employee related expenses              697,083        599,681        529,863
   Office and general expenses                         337,256        282,843        263,969
                                                   -----------    -----------    -----------
                                                     1,034,339        882,524        793,832
                                                   -----------    -----------    -----------
                                                        32,873         52,657         64,920
Other income-net                                         5,397          6,495          4,371
                                                   -----------    -----------    -----------
Income of consolidated companies
   before taxes on income                               38,270         59,152         69,291
Provision for taxes on income                           27,400         29,856         33,719
                                                   -----------    -----------    -----------
Income of consolidated companies                        10,870         29,296         35,572
Minority interest applicable to consolidated
   companies                                            (5,665)        (4,141)        (6,743)
Equity in earnings of nonconsolidated affiliated
   companies                                             1,196            722          1,622
                                                   -----------    -----------    -----------
Net income                                          $    6,401       $ 25,877       $ 30,451
                                                   ===========    ===========    ===========
Earnings per Common Share:
     Basic                                               $5.13         $20.81         $25.03
     Diluted                                             $4.86         $18.98         $21.89



See notes to consolidated financial statements.

           Grey Advertising Inc. and Consolidated Subsidiary Companies
             Consolidated Statements of Common Stockholders' Equity
                  Years ended December 31, 1999, 1998 and 1997


                                                                                                               COMMON STOCK
                                                                         PAID-IN                             HELD IN TREASURY
                                                             COMMON    ADDITIONAL COMPREHENSIVE  RETAINED  ---------------------
(in thousands, except share and per share data)               STOCK      CAPITAL      INCOME     EARNINGS   SHARES      AMOUNT
-----------------------------------------------             ---------   ---------   ---------   ---------  ---------   ---------
Balance at December 31, 1996                                $   1,432   $  42,814               $ 144,789    249,569   $ (38,096)
  Comprehensive income:
   Net income                                                                       $  30,451      30,451
   Other comprehensive loss:
    Translation adjustment                                                            (12,001)
    Unrealized gain on marketable securities, net of
      reclassification adjustment for gains included in
      net income of $215                                                                1,059
                                                                                    ---------
   Other comprehensive loss                                                           (10,942)
                                                                                    ---------
  Total comprehensive income                                                        $  19,509
                                                                                    =========
  Cash dividends-Common Shares-$4.00 per share                                                    (4,738)
  Cash dividends-Redeemable Preferred Stock-$8.00 per
    share                                                                                           (256)
  Common Shares acquired-at cost                                                                               3,007        (962)
  Dividends payable in Common Shares pursuant to the
    Senior Management Incentive Plan                                                                (370)
  Increase in redemption value of Redeemable Preferred
    Stock                                                                                           (662)
  Restricted stock activity                                                  (143)                            (3,000)        309
  Tax benefit from restricted stock                                             8
  Common Shares issued upon exercise of stock options                          52                               (716)         19
  Senior Management Incentive Plan activity                                 1,618
                                                            ---------   ---------   ---------   ---------  ---------   ---------
Balance at December 31, 1997                                    1,432      44,349                 169,214    248,860     (38,730)
                                                            ---------   ---------   ---------   ---------  ---------   ---------
                                                                           ACCUMULATED
                                                                              OTHER
                                                              LOANS TO    COMPREHENSIVE
(in thousands, except share and per share data)                OFFICERS    INCOME (LOSS)   TOTAL
-----------------------------------------------               ---------      ---------    ---------
Balance at December 31, 1996                                  $  (4,726)     $   1,709    $ 147,922
  Comprehensive income:
   Net income                                                                                30,451
   Other comprehensive loss:
    Translation adjustment
    Unrealized gain on marketable securities, net of
      reclassification adjustment for gains included in
      net income of $215

   Other comprehensive loss                                                    (10,942)     (10,942)

  Total comprehensive income

  Cash dividends-Common Shares-$4.00 per share                                               (4,738)
  Cash dividends-Redeemable Preferred Stock-$8.00 per
    share                                                                                      (256)
  Common Shares acquired-at cost                                                               (962)
  Dividends payable in Common Shares pursuant to the
    Senior Management Incentive Plan                                                           (370)
  Increase in redemption value of Redeemable Preferred
    Stock                                                                                      (662)
  Restricted stock activity                                                                     166
  Tax benefit from restricted stock                                                               8
  Common Shares issued upon exercise of stock options                                            71
  Senior Management Incentive Plan activity                                                   1,618
                                                              ---------      ---------    ---------
Balance at December 31, 1997                                     (4,726)        (9,233)     162,306
                                                              ---------      ---------    ---------

           Grey Advertising Inc. and Consolidated Subsidiary Companies
       Consolidated Statements of Common Stockholders' Equity (continued)
                  Years ended December 31, 1999, 1998 and 1997

                                                                                                               COMMON STOCK
                                                                         PAID-IN                             HELD IN TREASURY
                                                             COMMON    ADDITIONAL COMPREHENSIVE  RETAINED  ---------------------
(in thousands, except share and per share data)               STOCK      CAPITAL      INCOME     EARNINGS   SHARES      AMOUNT
-----------------------------------------------             ---------   ---------   ---------   ---------  ---------   ---------
Balance at December 31, 1997                                   $1,432     $44,349               $ 169,214    248,860    $(38,730)
  Comprehensive income:
   Net income                                                                         $25,877      25,877
   Other comprehensive loss:
    Translation adjustment                                                             (2,294)
    Unrealized loss on marketable securities, net of
      reclassification adjustment for gains included in
      net income of $256                                                               (1,496)
                                                                                    ---------
   Other comprehensive loss                                                            (3,790)
                                                                                    ---------
  Total comprehensive income                                                          $22,087
                                                                                    =========
  Cash dividends-Common Shares-$4.00 per share                                                     (4,895)
  Cash dividends-Redeemable Preferred Stock-$8.00 per
    share                                                                                            (244)
  Common Shares acquired-at cost                                                                                 427        (168)
  Dividends payable in Common Shares pursuant to the
   Senior Management Incentive Plan                                                                   (14)
  Increase in redemption value of Redeemable Preferred
    Stock                                                                                            (224)
  Restricted stock activity                                                    81                                625         (21)
  Tax benefit from restricted stock                                             8
  Common Shares issued upon exercise of stock options                           5                               (200)         23
  Senior Management Incentive Plan activity                        56      (5,611)
                                                            ---------   ---------   ---------   ---------  ---------   ---------

Balance at December 31, 1998                                    1,488      38,832                 189,714    249,712     (38,896)
                                                            ---------   ---------   ---------   ---------  ---------   ---------
                                                                           ACCUMULATED
                                                                              OTHER
                                                              LOANS TO    COMPREHENSIVE
(in thousands, except share and per share data)                OFFICERS       (LOSS)        TOTAL
-----------------------------------------------               ---------      ---------    ---------
Balance at December 31, 1997                                  $  (4,726)      $ (9,233)   $ 162,306
  Comprehensive income:
   Net income                                                                                25,877
   Other comprehensive loss:
    Translation adjustment
    Unrealized loss on marketable securities, net of
      reclassification adjustment for gains included in
      net income of $256

   Other comprehensive loss                                                     (3,790)      (3,790)

  Total comprehensive income

  Cash dividends-Common Shares-$4.00 per share                                               (4,895)
  Cash dividends-Redeemable Preferred Stock-$8.00 per
    share                                                                                      (244)
  Common Shares acquired-at cost                                                               (168)
  Dividends payable in Common Shares pursuant to the
   Senior Management Incentive Plan                                                             (14)
  Increase in redemption value of Redeemable Preferred
    Stock                                                                                      (224)
  Restricted stock activity                                                                      60
  Tax benefit from restricted stock                                                               8
  Common Shares issued upon exercise of stock options                                            28
  Senior Management Incentive Plan activity                                                  (5,555)
                                                              ---------      ---------    ---------

Balance at December 31, 1998                                     (4,726)       (13,023)     173,389
                                                              ---------      ---------    ---------

           Grey Advertising Inc. and Consolidated Subsidiary Companies
       Consolidated Statements of Common Stockholders' Equity (continued)
                  Years ended December 31, 1999, 1998 and 1997

                                                                                                               COMMON STOCK
                                                                         PAID-IN                             HELD IN TREASURY
                                                             COMMON    ADDITIONAL COMPREHENSIVE  RETAINED  ---------------------
(in thousands, except share and per share data)               STOCK      CAPITAL      INCOME     EARNINGS   SHARES      AMOUNT
-----------------------------------------------             ---------   ---------   ---------   ---------  ---------   ---------
  Balance at December 31, 1998                                 $1,488   $  38,832               $ 189,714    249,712   $ (38,896)
  Comprehensive income:
   Net income                                                                       $   6,401       6,401
   Other comprehensive loss:
    Translation adjustment                                                             (3,746)
    Unrealized gain on marketable securities, net of
      reclassification adjustment for gains included in
      net income of $1,980                                                              1,166
                                                                                    ---------
   Other comprehensive loss                                                            (2,580)
                                                                                    ---------
  Total comprehensive income                                                        $   3,821
                                                                                    =========
  Cash dividends-Common Shares-$4.00 per share                                                     (4,979)
  Cash dividends - Redeemable Preferred Stock-$8.00
   per share                                                                                         (240)
  Common Shares acquired-at cost                                                                              10,043      (3,361)
  Dividends payable in cash pursuant to the Senior
    Management Incentive Plan                                                                         (37)
  Decrease in redemption value of Redeemable Preferred
   Stock                                                                                              183
  Restricted stock activity                                                  (536)                            (9,820)      1,132
  Tax benefit from restricted stock                                            12
  Common Shares issued upon exercise of stock options                         230                             (4,484)        524
  Senior Management Incentive Plan activity                         2       1,225
                                                            ---------   ---------   ---------   ---------  ---------   ---------
Balance at December 31, 1999                                $   1,490   $  39,763               $ 191,042    245,451   $ (40,601)
                                                            ---------   ---------   ---------   ---------  ---------   ---------
                                                                           ACCUMULATED
                                                                              OTHER
                                                              LOANS TO    COMPREHENSIVE
(in thousands, except share and per share data)                OFFICERS       LOSS          TOTAL
-----------------------------------------------               ---------      ---------    ---------
  Balance at December 31, 1998                                $  (4,726)     $ (13,023)   $ 173,389
  Comprehensive income:
   Net income                                                                                 6,401
   Other comprehensive loss:
    Translation adjustment
    Unrealized gain on marketable securities, net of
      reclassification adjustment for gains included in
      net income of $1,980

   Other comprehensive loss                                                     (2,580)      (2,580)

  Total comprehensive income

  Cash dividends-Common Shares-$4.00 per share                                               (4,979)
  Cash dividends - Redeemable Preferred Stock-$8.00
   per share                                                                                   (240)
  Common Shares acquired-at cost                                                             (3,361)
  Dividends payable in cash pursuant to the Senior
    Management Incentive Plan                                                                   (37)
  Decrease in redemption value of Redeemable Preferred
   Stock                                                                                        183
  Restricted stock activity                                                                     596
  Tax benefit from restricted stock                                                              12
  Common Shares issued upon exercise of stock options                                           754
  Senior Management Incentive Plan activity                                                   1,227
                                                              ---------      ---------    ---------
Balance at December 31, 1999                                  $  (4,726)     $ (15,603)   $ 171,365
                                                              ---------      ---------    ---------

           Grey Advertising Inc. and Consolidated Subsidiary Companies
                      Consolidated Statements of Cash Flows

                                                                   YEAR ENDED DECEMBER 31
(in thousands, except share and per share data)                1999         1998        1997
-----------------------------------------------              ---------   ---------   ---------
OPERATING ACTIVITIES
Net income                                                   $   6,401   $  25,877   $  30,451
Adjustments to reconcile net income to net cash provided by
  operating activities, net of acquisitions:
Depreciation and amortization of fixed assets                   33,532      27,992      25,866
Amortization of intangibles                                     11,405       7,957       6,160
Deferred compensation                                            6,844      12,366      14,002
Equity in earnings of nonconsolidated affiliated companies,
  net of dividends received of  $645 in 1999, $856 in 1998,
  and $658 in 1997                                                (551)        134        (964)
Gains from the sale of marketable securities                    (1,980)       (256)       (215)
Gains from the sale of a nonconsolidated affiliated company       --          (336)       (384)
Minority interest applicable to consolidated companies           5,665       4,141       6,743
Amortization of restricted stock expense                           586          84         140
Deferred income taxes                                           (3,211)     (4,793)     (7,366)
Changes in operating assets and liabilities:
  Increase in accounts receivable                             (169,498)   (106,600)    (89,556)
  Decrease (increase) in expenditures billable to clients       11,059      (9,644)     (6,103)
  Increase in other current assets                             (21,169)     (9,590)     (5,314)
  Increase in other assets                                     (13,470)     (7,264)       (652)
  Increase in accounts payable                                 320,910     110,878     121,303
  Increase (decrease) in accrued expenses and other             33,601      (1,721)     14,473
  (Decrease) increase in income taxes payable                   (5,761)      7,656         480
  Increase in other liabilities                                  1,264          35       1,380
                                                             ---------   ---------   ---------
Net cash provided by operating activities                      215,627      56,916     110,444

INVESTING ACTIVITIES
Purchases of fixed assets                                      (51,255)    (47,068)    (39,718)
Trust fund deposits                                             (3,660)     (5,306)     (2,974)
Increase in investments in and advances to non-consolidated
   affiliated companies                                           (705)       (840)     (1,142)
Purchases of marketable securities                              (7,840)    (41,088)    (25,038)
Proceeds from the sales of marketable securities                67,236      26,684      49,613
Purchases of investment securities                              (7,123)       --          --
Increase in intangibles, primarily goodwill                    (52,021)    (24,839)    (19,912)
                                                             ---------   ---------   ---------
Net cash used in investing activities                          (55,368)    (92,457)    (39,171)

           Grey Advertising Inc. and Consolidated Subsidiary Companies
                Consolidated Statements of Cash Flows (continued)

                                                              YEAR ENDED DECEMBER 31
(in thousands, except share and per share data)            1999         1998       1997
-----------------------------------------------          ---------   ---------   ---------
FINANCING ACTIVITIES
Net proceeds from (repayments of) short-term
  borrowings                                                 1,941      45,694     (60,895)
Proceeds from term loan                                       --          --        75,000
Repayment of term loan                                        --          --       (30,000)
Common Shares acquired for treasury                         (3,361)       (168)       (962)
Preferred Shares redeemed to treasury                         --          (651)       --
Cash dividends paid on Common Shares                        (5,016)     (4,895)     (4,738)
Cash dividends paid on Redeemable Preferred Stock             (240)       (244)       (256)
Net proceeds from issuance (payments for repurchase) of
 Restricted Stock                                               22         (18)         27
Proceeds from exercise of stock options                        754          28          71
Borrowings under life insurance policies                       536         510         450
                                                         ---------   ---------   ---------
Net cash (used in) provided by financing activities         (5,364)     40,256     (21,303)
Effect of exchange rate changes on cash                     (2,155)     (1,452)    (11,902)
                                                         ---------   ---------   ---------
Increase in cash and cash equivalents                      152,740       3,263      38,068
Cash and cash equivalents at beginning of year             153,816     150,553     112,485
                                                         ---------   ---------   ---------
Cash and cash equivalents at end of year                 $ 306,556   $ 153,816   $ 150,553
                                                         =========   =========   =========







See notes to consolidated financial statements.

           Grey Advertising Inc. and Consolidated Subsidiary Companies
                   Notes to Consolidated Financial Statements
                 (in thousands, except share and per share data)

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

           Grey Advertising Inc. and Consolidated Subsidiary Companies
             Notes to Consolidated Financial Statements (continued)
                 (in thousands, except share and per share data)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


FOREIGN CURRENCY TRANSLATION

Primarily all balance sheet accounts of the Company's international operations are translated at the exchange rate in effect at each year end and statement of income accounts are translated at the average exchange rates prevailing during the year. Resulting translation adjustments are recorded as a component of other comprehensive income (loss). Foreign currency transaction gains and losses are reported in income. During 1999, 1998 and 1997, foreign currency transaction gains and losses were not material.

INTANGIBLES

The excess of purchase price over the underlying net equity of certain consolidated subsidiaries and nonconsolidated affiliated companies ("goodwill") is amortized by the straight-line method over periods of up to twenty years. The amounts of intangibles, net of accumulated amortization, associated with consolidated subsidiaries and nonconsolidated investments (included in Investments in and Advances to Nonconsolidated Affiliated Companies) were $157,115 and $3,001 in 1999, and $116,499 and $3,394 in 1998, respectively.

The Company periodically assesses the carrying value of its goodwill and the respective periods of amortization. As part of the evaluation, the Company considers a number of factors including actual operating results, the impact of gains and losses of major local clients, the impact of any loss of key local management staff and any changes in general economic conditions. The Company quantifies the recoverability of goodwill based on each agency's estimated future non-discounted cash flows over the applicable remaining amortization periods. This requires management to make certain specific assumptions with respect to future revenue and expense levels. When multiple investments are made in a single company, a weighted average amortization period is used. Charges to reflect permanent impairment are recorded to the extent that the unamortized carrying value of the goodwill exceeds the future cumulative discounted cash flows.


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

           Grey Advertising Inc. and Consolidated Subsidiary Companies
             Notes to Consolidated Financial Statements (continued)
                 (in thousands, except share and per share data)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


MARKETABLE SECURITIES

The Company has designated all its marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, based on publicly quoted market prices, with unrealized gains and losses reported as other comprehensive income (loss).

INVESTMENT SECURITIES

Investment securities are primarily investments in private companies and are included in Other Assets. Because quoted market prices are not available, such investments are recorded at cost, net of impairment write-downs, if necessary.

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

EARNINGS PER COMMON SHARE

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

           Grey Advertising Inc. and Consolidated Subsidiary Companies
             Notes to Consolidated Financial Statements (continued)
                 (in thousands, except share and per share data)

B. INTERNATIONAL OPERATIONS

The following financial data is applicable to the Company's consolidated international subsidiaries:

                                            1999        1998       1997
                                         ---------   ---------  ---------
Current assets                           $ 685,512   $ 610,767  $ 489,242
Current liabilities                        718,620     621,164    480,514
Other assets - net of other liabilities    186,271     161,619     79,391
Net (loss) income                          (14,665)        745      8,921

Consolidated retained earnings at December 31, 1999 includes equity in unremitted earnings of nonconsolidated international companies of approximately $10,590.

C. OTHER INCOME - NET

Details of other income - net are:

                                                 1999       1998       1997
                                               --------   --------   --------
Interest income                                $ 14,995   $ 16,113   $ 13,826
Interest expense                                (12,479)   (11,506)   (11,095)
Gains from the sale of  marketable securities     1,980        592        599
Dividends from affiliates                            86         93         83
Other income-net                                    815      1,203        958
                                               --------   --------   --------
                                               $  5,397   $  6,495   $  4,371
                                               ========   ========   ========

D. FIXED ASSETS

Components of fixed assets-at cost are:

                                              1999        1998
                                           ---------   ---------
Furniture, fixtures and equipment          $ 205,451   $ 180,657
Leaseholds and leasehold improvements         79,858      69,961
                                           ---------   ---------
                                             285,309     250,618
Accumulated depreciation and amortization   (158,370)   (137,534)
                                           ---------   ---------
                                           $ 126,939   $ 113,084
                                           =========   =========

           Grey Advertising Inc. and Consolidated Subsidiary Companies
             Notes to Consolidated Financial Statements (continued)
                 (in thousands, except share and per share data)


E. ACQUISITIONS AND RELATED COSTS

In 1999, the Company completed a number of acquisitions that expanded its core capabilities and presence in specialized communications areas and also increased its investments in majority- owned subsidiaries in key markets. The acquisitions and increased investments were accounted for under the purchase method and had an aggregate purchase price of $53,784. The purchase price and corresponding goodwill in connection with a number of the acquisitions may be increased by contingent payouts to certain of the sellers depending on the future earnings of the acquired entities. Goodwill arising from these transactions is being amortized in accordance with the Company's policy. Results of the operations from these acquired entities for the period were not material. In late December 1998, pursuant to a cash tender offer, the common and preferred shareholders of TMBG Media Co. ("TMBG"), a United Kingdom company, agreed to be acquired by the Company. In January 1999, the Company distributed cash in the amount of $47,006 in exchange for 100% of TMBG's voting common stock and 90% of its preferred stock. The acquisition was funded out of operating cash and has been accounted for using the purchase method. Results of operations of TMBG for the period December 23, 1998 to December 31, 1998 were not material and thus were not included in the Consolidated Statement of Income for the year ended December 31, 1998. TMBG's net assets of $8,007, including $14,158 of cash as well as the liability related to the tendered shares of TMBG were included in the consolidated balance sheet at December 31, 1998. The excess of purchase price over the underlying net equity of TMBG was recorded as goodwill and is being amortized in accordance with the Company's accounting policy. Pro-forma results of operations for 1999 and 1998 would not be materially different from the reported amounts for those periods.

F. MARKETABLE SECURITIES AND OTHER INVESTMENT SECURITIES

The marketable securities and other investment securities, by type of investment, held by the Company at December 31, 1999 and 1998 are as follows:

                                                   1999     1998
                                                 -------  -------
Marketable securities:
   Maturities of one year or less:
     Money market funds                          $ 1,355  $55,130
     Equity securities                             4,226     --
                                                 -------  -------
                                                   5,581   55,130
                                                 -------  -------
   Maturities greater than one year:
     Corporate bonds                              22,429   30,827
                                                 -------  -------

Total marketable securities                      $28,010  $85,957
                                                 =======  =======

Investment securities, primarily private equity
   securities                                    $ 9,985  $ 2,343
                                                 =======  =======

           Grey Advertising Inc. and Consolidated Subsidiary Companies
             Notes to Consolidated Financial Statements (continued)
                 (in thousands, except share and per share data)


F. MARKETABLE SECURITIES AND OTHER INVESTMENT SECURITIES (CONTINUED)

At December 31, 1999, the Company had unrealized gains of $2,790 and unrealized losses of $2,931 related primarily to investments in both U.S. and non-U.S. corporate bonds; all such bonds are denominated in U.S. dollars. At December 31, 1998, the Company had unrealized gains of $5,412 and unrealized losses of $6,719 related primarily to investments in both U.S. and non-U.S. corporate bonds; all such bonds are denominated in U.S. dollars. At December 31, 1999 and 1998, the Company's investments in marketable securities, classified as long-term, had an average maturity of approximately 5.43 and 6 years, respectively.

G. CREDIT ARRANGEMENTS AND LONG-TERM DEBT

The Company maintains committed lines of credit of $60,000 with various domestic banks and may draw against the lines on unsecured demand notes at rates below the applicable bank's prime interest rate. These lines of credit, which are renewable annually, were partially utilized during both 1999 and 1998 by selected foreign subsidiaries in the amount of $20,500 and $18,700 at the end of each respective year. The weighted average interest rate related to the debt associated with the committed lines of credit was 5.67% and 7.43% at December 31, 1999 and 1998, respectively. The Company had $48,000 and $52,211 outstanding under other uncommitted lines of credit at December 31, 1999 and 1998, respectively. The weighted average interest rate for the borrowings under the uncommitted lines of credit was 5.91% and 6.24% at December 31, 1999 and 1998, respectively. The carrying amount of the debt outstanding under both the committed and uncommitted lines of credit approximates fair value because of the short maturities of the underlying notes. Occasionally, the Company enters into foreign currency contracts for known cash flows related to the repatriation of earnings from its international subsidiaries. The terms of each foreign currency contract entered into in 1999 and 1998 were for less than three months. At December 31, 1999, there were no foreign currency contracts transactions open. In December 1998, the Company did take advantage of an inverted yield curve in the United Kingdom and entered into a two year interest rate swap agreement as a hedge against rising interest rates by exchanging the cash flow on borrowings of (pound)5,000 at a variable interest rate under the uncommitted lines of credit, for the cash flow from a similar borrowing at a fixed interest rate of 5.67%. The fair value of the swap agreement was not material. This estimate was determined using a discounted cash flow analysis using current interest rates for debt having similar terms and remaining maturities.

Long-term debt at December 31, 1999 and 1998 is as follows:

                          1999     1998
                        -------  -------
Term loans              $75,000  $75,000
Convertible debentures    3,025    3,025
                        -------  -------
Long-term debt          $78,025  $78,025
                        =======  =======

           Grey Advertising Inc. and Consolidated Subsidiary Companies
             Notes to Consolidated Financial Statements (continued)
                 (in thousands, except share and per share data)


G. CREDIT ARRANGEMENTS AND LONG-TERM DEBT (CONTINUED)

The Company has a $75,000 loan outstanding from 1997 from the Prudential Insurance Company ("Prudential") at a fixed interest rate of 6.94% with the principal repayable in equal installments of $25,000 in December 2003, 2004 and 2005. The terms of the loan agreement require, inter alia, that the Company meet certain cash flow requirements and limit its incurrence of additional indebtedness to certain specified amounts. At December 31, 1999 and 1998, the Company was in compliance with all of these covenants. The fair value of the Prudential debt is estimated to be $72,510 and $79,105 at December 31, 1999 and 1998, respectively. This estimate was determined using a discounted cash flow analysis using current interest rates for debt having similar terms and remaining maturities.

The remaining portion of long-term debt consists of 8 1/2% Convertible Subordinated Debentures, due December 31, 2003, which are currently convertible into 8.44 shares of Common Stock and an equal number of shares of Limited Duration Class B Common Stock ("Class B Common Stock"), subject to certain adjustments, for each $1 principal amount of such debentures. The debentures were issued in exchange for cash and a $3,000, 9% promissory note from the Chairman and Chief Executive Officer of the Company, payable on December 31, 2004 (included in Other Assets at December 31, 1999 and 1998). During each of the years 1999, 1998 and 1997, the Company paid to the officer interest of $257 pursuant to the terms of the debentures and the officer paid to the Company interest of $270 pursuant to the terms of the 9% promissory note.

The scheduled repayment of long-term debt is as follows:

                       YEARS ENDING
                        DECEMBER 31        AMOUNT
                       ------------      ---------
                           2003          $  28,025
                           2004             25,000
                           2005             25,000
                                         ---------
                                         $  78,025
                                         =========

During 1999 and 1998, the Company borrowed against the cash surrender value of the life insurance policies that it owns on the life of its Chairman and Chief Executive Officer. The amounts borrowed at December 31, 1999 and 1998 are $19,965 and $18,184, respectively, with an interest rate of 7.30% in each year, and are carried as a reduction of the related cash surrender value that is included in Other Assets. Of the amounts borrowed in 1999 and 1998, the Company received $536 and $510 in cash, respectively, and $1,245 was used in each year to pay premiums on the underlying life insurance policies.

For the years 1999, 1998 and 1997, the Company made interest payments of $12,502, $11,673 and $11,969, respectively.

           Grey Advertising Inc. and Consolidated Subsidiary Companies
             Notes to Consolidated Financial Statements (continued)
                 (in thousands, except share and per share data)

H. REDEEMABLE PREFERRED STOCK

As of December 31, 1999 and 1998, the Company had outstanding 20,000 shares of Series I Preferred Stock and 5,000 shares each of Series II and Series III Preferred Stock. In 1997, 2,000 shares of Series 1 Preferred Stock were outstanding which were redeemed in 1998. The holder of the Series I, Series II and Series III Preferred Stock is the Chairman and Chief Executive Office of the Company. The terms of each class of Preferred Stock, including the basic economic terms relating thereto are essentially the same. The redemption date for the Series I, Series II and Series III Preferred Stock is fixed at April 7, 2004, unless redeemed earlier under circumstances described below. The terms of the Series I, Series II and Series III Preferred Stock also give the holder, his estate or legal representative, as the case may be, the option to require the Company to redeem his Preferred Stock for a period of 12 months following his
(i) death, (ii) permanent disability or permanent mental disability, (iii) termination of full-time employment for good reason or (iv) termination of full-time employment by the Company without cause.

Each share of Preferred Stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock (subject to certain adjustments) upon redemption, less a fixed discount established upon the issuance of the Preferred Stock. The holder of each class of Preferred Stock is entitled to receive cumulative preferential dividends at the annual rate of $.25 per share, and to participate in dividends on one share of the Common Stock and one share of Class B Common Stock to the extent such dividends exceed the per share preferential dividend. In connection with his ownership of the Series I, Series II and Series III Preferred Stock, the holder issued to the Company full recourse promissory notes totaling $763 (included in Other Assets at December 31, 1999 and 1998) with a maturity date of April 2004. The interest paid by the holder to the Company in 1999, 1998 and 1997 pursuant to the terms of these notes was approximately $69 in each year.

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

           Grey Advertising Inc. and Consolidated Subsidiary Companies
             Notes to Consolidated Financial Statements (continued)
                 (in thousands, except share and per share data)

H. REDEEMABLE PREFERRED STOCK (CONTINUED)

In the event of the liquidation of the Company, the holder of the Preferred Stock is entitled to a preferential liquidation distribution of $1.00 per share in addition to all accrued and unpaid preferential dividends.

The total carrying value of the Preferred Stock (applicable to those shares outstanding at each respective year-end) decreased by $183 in 1999 and increased by $224 and $662 in 1998 and 1997, respectively. The change in carrying value represents the change in aggregate redemption value during those periods. This change is referred to as "Additional Capital Applicable to Redeemable Preferred Stock" in the respective Certificates.


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

           Grey Advertising Inc. and Consolidated Subsidiary Companies
             Notes to Consolidated Financial Statements (continued)
                 (in thousands, except share and per share data)

J. RESTRICTED STOCK AND STOCK OPTION PLANS (CONTINUED)

STOCK INCENTIVE PLAN

Under the Stock Incentive Plan, awards in the form of incentive or nonqualified stock options or restricted stock are available to be granted through June 2003 to officers and other key employees. A maximum of 250,000 shares of Common Stock is available for grant under the Stock Incentive Plan. Stock options cannot be granted at a price less than 100% of the fair market value of the shares on the date of grant. A committee of the Board of Directors ("Committee") determines the terms and conditions under which the awards may be granted, vest or are exercisable. Options must be exercised within ten years of the date of grant. Shares of restricted stock may be sold to participants at a purchase price determined by the Committee (which may be less than fair market value per share).

Under the Prior Plans, nonqualified and incentive stock options were granted to employees eligible to receive options at prices not less than 100% of the fair market value of the shares on the date of grant. Options must be exercised within ten years of grant and for only specified limited periods beyond termination of employment. There were 1,000 shares reserved for issuance under the Prior Plans at December 31, 1999.

NONQUALIFIED OPTIONS

Transactions involving nonqualified options under the Stock Incentive and Prior Plans were:

                                  NUMBER   WEIGHTED AVERAGE
                                OF SHARES   EXERCISE PRICE
                                ---------  ----------------
Outstanding, December 31, 1996   135,474       $   178
Granted                            8,450           260
Exercised                           --             --
Forfeited                         (1,500)          189
                                 -------
Outstanding, December 31, 1997   142,424           183
Granted                           45,400           333
Exercised                           (200)          141
Forfeited                         (8,675)          209
                                 -------
Outstanding, December 31, 1998   178,949           220
GRANTED                           18,870           318
EXERCISED                         (4,484)          168
FORFEITED                        (14,449)          221
                                 -------
OUTSTANDING, DECEMBER 31, 1999   178,886           231
                                 =======

There were 93,273, 76,750, and 50,133 options exercisable at December 31, 1999, 1998 and 1997, respectively. The weighted average fair value of the options granted during 1999, 1998 and 1997 was $135, $108 and $101, respectively.

           Grey Advertising Inc. and Consolidated Subsidiary Companies
             Notes to Consolidated Financial Statements (continued)
                 (in thousands, except share and per share data)

J. RESTRICTED STOCK AND STOCK OPTION PLANS (CONTINUED)

The remaining weighted average contractual life and weighted average exercise price of options outstanding as of December 31, 1999 and the weighted average exercise price for options exercisable at December 31, 1999 are as follows:

                             OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                 ----------------------------------------------  ---------------------------
    RANGE OF      NUMBER OF    WEIGHTED AVERAGE    WEIGHTED       NUMBER OF      WEIGHTED
    EXERCISE        SHARES        REMAINING         AVERAGE         SHARES        AVERAGE
     PRICES      OUTSTANDING   CONTRACTUAL LIFE  EXERCISE PRICE  EXERCISABLE  EXERCISE PRICE
    -------      -----------   ----------------  --------------  -----------  --------------
    $   131          1,000        0.2 years        $   131          1,000        $   131
    149-171         74,666        4.4 years            150         44,106            150
    187-196          1,950        6.0 years            194            167            187
        235         33,150        6.3 years            235         20,000            235
    259-282          8,450        7.3 years            260          8,000            259
    268-393         59,670        6.9 years            330         20,000            333
                   -------                                        -------
     Total         178,886                                         93,273
                   =======                                        =======

INCENTIVE STOCK OPTIONS

There were no incentive stock options outstanding under the plan at December 31, 1999, 1998 or 1997.

RESTRICTED STOCK

In 1999, 9,820 shares of Restricted Stock were issued at a price of $1.00 per share. In 1998, 1,375 shares of Restricted Stock were issued at a price of $1.00 per share. In 1997, 3,000 shares of Restricted Stock were issued at prices between $1.00 and $93.50 per share. All stock is issued with restrictions as to transferability with various expiration dates between two and five years. In 1999, 1,750 restricted shares lapsed with no forfeitures. No restrictions lapsed in 1998 or 1997. In 1998, 2,000 shares were forfeited and held in treasury.

Compensation to employees under the Stock Incentive and Prior Plans of $3,447 in 1999, $671 in 1998 and $756 in 1997, representing the excess of the market value of restricted stock over any cash consideration received, is carried as a reduction of Paid-In Additional Capital and is charged to income ($586 in 1999, $166 in 1998 and $140 in 1997) over the related required period of service of the respective employees. In 1998, accumulated amortization of $82 was added back to income resulting from the forfeiture of Restricted Stock.

           Grey Advertising Inc. and Consolidated Subsidiary Companies
             Notes to Consolidated Financial Statements (continued)
                 (in thousands, except share and per share data)

J. RESTRICTED STOCK AND STOCK OPTION PLANS (CONTINUED)

PRO FORMA INFORMATION

Pro forma information regarding net income and earnings per common share has been determined as if the Company had accounted for its employee stock options under the fair value method. The approximate fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted average assumptions for the years 1999, 1998 and 1997, respectively; risk-free interest rates of 5.69%, 5.53% and 6.70%; dividend yields of 1.26%, 1.18% and 1.40%; volatility factors of the expected market price of the Company's Common Stock of .27, .19 and .19; and a weighted-average expected life for the options of 10.0, 9.3, and 10.0 years.

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

                                                   1999              1998              1997
                                                ----------        ----------        ----------
    Pro forma net income                          $5,613            $24,450           $29,689
    Pro forma earnings per common share:
         Basic                                    $ 4.52            $ 19.67           $ 24.41
         Diluted                                  $ 4.30            $ 17.95           $ 21.39


The pro forma information for 1999, 1998 and 1997 is not necessarily indicative of future year calculations because options issued prior to 1995 have not been valued for purposes of the pro forma calculation.

           Grey Advertising Inc. and Consolidated Subsidiary Companies
             Notes to Consolidated Financial Statements (continued)
                 (in thousands, except share and per share data)

K. COMPUTATION OF EARNINGS PER COMMON SHARE

The following table shows the amounts used in computing earnings per common share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                       FOR THE YEAR ENDED DECEMBER 31
                                                                   1999                1998           1997
                                                               -----------         -----------    -----------
                  BASIC EARNINGS PER COMMON SHARE
    WEIGHTED-AVERAGE SHARES                                      1,237,007           1,220,767      1,180,146
                                                               -----------         -----------    -----------

    Net Income                                                     $ 6,401            $ 25,877       $ 30,451
    Effect of dividend requirements  and the change in
        redemption value of redeemable preferred stock                 (57)               (468)          (917)
                                                               -----------         -----------    -----------
    NET EARNINGS USED IN COMPUTATION                               $ 6,344            $ 25,409       $ 29,534
                                                               -----------         -----------    -----------

    PER SHARE AMOUNT                                                $ 5.13             $ 20.81       $ 25.03
                                                               ===========         ===========    ===========

                 DILUTED EARNINGS PER COMMON SHARE
    Weighted-average shares used in Basic                        1,237,007           1,220,767      1,180,146
    Net effect of dilutive stock options and stock incentive
        plans (1)                                                   45,244              74,121        124,289
    Assumed conversion of 8.5% Convertible Subordinated
        Debentures                                                  51,128              51,040         51,017
                                                               -----------         -----------    -----------
    ADJUSTED WEIGHTED-AVERAGE SHARES                             1,333,379           1,345,928      1,355,452
                                                               -----------         -----------    -----------

    Net Income used in Basic                                       $ 6,344            $ 25,409       $ 29,534
    8.5% Convertible Subordinated Debentures interest net of
        income tax effect                                              137                 137            139
                                                               -----------         -----------    -----------
    NET EARNINGS USED IN COMPUTATION                               $ 6,481            $ 25,546       $ 29,673
                                                               -----------         -----------    -----------



    PER SHARE AMOUNT                                               $ 4.86             $ 18.98        $ 21.89
                                                               ===========         ===========    ===========

(1) Includes 11,954, 31,481, and 92,391 shares for 1999, 1998 and 1997, respectively, expected to be issued pursuant to the terms of the Senior Management Incentive Plan.

           Grey Advertising Inc. and Consolidated Subsidiary Companies
             Notes to Consolidated Financial Statements (continued)
                 (in thousands, except share and per share data)

L. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. At December 31, 1999 and 1998, the Company had deferred tax assets and deferred tax liabilities as follows:

                                              DEFERRED TAX ASSETS (LIABILITIES)
                                                       1999        1998
                                                   --------    --------
    Deferred compensation                          $ 23,691    $ 24,485
    Accrued expenses                                  3,928       3,649
    Safe harbor lease and depreciation                2,041         749
    Foreign net operating losses                     24,857      14,517
    Tax on unremitted foreign earnings and other     (1,956)     (1,477)
                                                   --------    --------
                                                     52,561      41,923
    Valuation allowance                             (17,915)    (10,488)
                                                   --------    --------
    Net deferred tax assets                        $ 34,646    $ 31,435
                                                   ========    ========

    Included in:
      Other current assets                         $  9,520    $ 10,914
      Other assets                                   25,126      20,521
                                                   --------    --------
                                                   $ 34,646    $ 31,435
                                                   ========    ========

The components of income of consolidated companies before taxes on income are as follows:

                  1999      1998      1997
               -------   -------   -------
    Domestic   $33,143   $44,600   $40,476
    Foreign      5,127    14,552    28,815
               -------   -------   -------
               $38,270   $59,152   $69,291
               =======   =======   =======


Provisions (benefits) for Federal, foreign, state and local income taxes consisted of the following:

                             1999                     1998                    1997
                      --------------------    --------------------    --------------------
                       CURRENT    DEFERRED     CURRENT    DEFERRED     CURRENT    DEFERRED
                      --------    --------    --------    --------    --------    --------
    Federal           $ 11,698    $ (1,052)   $ 11,382    $  1,526    $ 16,763    $ (3,989)
    Foreign             13,476      (2,048)     16,010      (6,886)     15,171      (1,204)
    State and local      5,437        (111)      7,257         567       9,151      (2,173)
                      --------    --------    --------    --------    --------    --------
                      $ 30,611    $ (3,211)   $ 34,649    $ (4,793)   $ 41,085    $ (7,366)
                      ========    ========    ========    ========    ========    ========

           Grey Advertising Inc. and Consolidated Subsidiary Companies
             Notes to Consolidated Financial Statements (continued)
                 (in thousands, except share and per share data)

L. INCOME TAXES (CONTINUED)

The effective tax rate varied from the statutory Federal income tax rate as follows:

                                                                         1999      1998      1997
                                                                       ------    ------    ------
    Statutory Federal tax rate                                           35.0%     35.0%     35.0%
    State and local income taxes, net of Federal income tax benefits      9.0       8.6       6.6
    Difference in foreign tax rates inclusive of not-tax benefited
       net operating losses                                              27.3       6.8       4.7
    Withholding tax on unremitted foreign earnings                        0.1       0.1       0.9
    Other--net                                                            0.2      --         1.5
                                                                       ------    ------    ------
                                                                         71.6%     50.5%     48.7%
                                                                       ======    ======    ======

During the years 1999, 1998 and 1997, the Company made income tax payments of $37,026 $31,104, and $39,689, respectively.

The tax benefit resulting from the difference between compensation expense deducted for tax purposes and compensation expense charged to income for restricted stock and nonqualified stock options is recorded as an increase to Paid-In Additional Capital.

At December 31, 1999, the Company had cumulative net operating losses attributable to foreign subsidiaries of approximately $74,000. The duration over which the tax benefits attributable to these losses may be realized varies on a country by country basis, but in no instance will any of the benefits expire before 2003. Since a portion of the benefits may fail to be realized, a valuation allowance has been reflected.

M. RETIREMENT PLANS, DEFERRED COMPENSATION, EXECUTIVE OFFICER LOANS, LEASES AND CONTINGENCIES

1. The Company's Profit Sharing Plan is available to employees of Grey and qualifying subsidiaries meeting certain eligibility requirements. This plan provides for contributions by the Company at the discretion of the Board of Directors, subject to maximum limitations, as well as employee pre-tax contributions. The Company also maintains a noncontributory Employee Stock Ownership Plan covering eligible employees of the Company and qualifying subsidiaries, under which the Company may make contributions (in stock or cash) to an Employee Stock Ownership Trust (ESOT) in amounts each year as determined at the discretion of the Board of Directors. The Company made only cash contributions to the ESOT in 1999, 1998 and 1997. The Company and the ESOT have certain rights to purchase shares from participants whose employment has terminated. In addition to the two plans noted above, a number of subsidiaries maintain separate profit sharing and retirement arrangements. Furthermore, the Company also provides additional retirement and deferred compensation benefits to certain executive officers and employees. The Company maintains a Senior Management Incentive Plan ("Plan") in which deferred compensation is granted to

           Grey Advertising Inc. and Consolidated Subsidiary Companies
             Notes to Consolidated Financial Statements (continued)
                 (in thousands, except share and per share data)

M. RETIREMENT PLANS, DEFERRED COMPENSATION, EXECUTIVE OFFICER LOANS, LEASES AND CONTINGENCIES (CONTINUED)

   senior executive or management employees deemed important to the continued success of the Company. The Plan operates as an ongoing series of individual five year plans. The latest plan in the series commenced in 1998. Awards will vest to individuals achieving five years of participation in the current plan. Those participants who commence participation after 1998 will vest in their awards five years from the year of their initial participation. The amount recorded as an expense related to the Plan amounted to $4,414, $7,600 and $8,377 in 1999, 1998 and 1997, respectively. Approximately $1,876, $2,295 and $1,113 of plan expense incurred in 1999, 1998 and 1997, respectively, will be payable in Common Stock in accordance with the terms of the Plan. The awards payable in Common Stock were converted into an equivalent number of shares of Common Stock, based on the average of the market values on the last 15 business days of the calendar year. The net increase to Paid-in Additional Capital for the 1999 Plan is $1,225 and relates to the future obligation to issue Common Stock. The 1998 Plan activity included increases to Paid-in Additional Capital of $1,899 related to the future obligation to issue Common Stock and $3,648 related to the tax benefit resulting from the issuance of shares in settlement of the previous plan's awards offset by a decrease of $11,158 related to the repurchase of shares to satisfy statutory minimum tax withholding requirements. At December 31, 1999, approximately 17,000 shares are payable in Common Stock pursuant to the Plan of which approximately 1,300 shares were vested.

   In 1995, the Company and its Chairman and Chief Executive Officer entered into an agreement extending the term of his employment agreement with the Company through December 31, 2002. This agreement further provides for the deferral of certain compensation otherwise payable to the Chairman and Chief Executive pursuant to his employment agreement and the payment of such deferred compensation into a trust, commonly referred to as a rabbi trust, established with United States Trust Company of New York. The purpose of the trust arrangement is to ensure the Company's ability to deduct compensation paid to the Chairman and Chief Executive Officer without the application of
   Section 162(m) of the Internal Revenue Code ("Section"). The Section, under certain circumstances, denies a tax deduction to an employer for certain compensation expenses in excess of $1,000 per year paid by a publicly held corporation to certain of its executives. Amounts deferred and paid into the trust, as adjusted for the earnings and gains or losses on the trust assets, will be paid to the Chairman and Chief Executive Officer or to his estate, as the case may be, following the expiration of his employment agreement, or the termination of his employment by reason of death or disability. In 1998, the Company made payments to the rabbi trust which are to be used to fund a pension obligation to be payable to the Chairman and Chief Executive Officer over the eleven year period following the normal expiration of his current employment agreement ("pension period"). The initial pension deposit was for $1,040 with

           Grey Advertising Inc. and Consolidated Subsidiary Companies
             Notes to Consolidated Financial Statements (continued)
                 (in thousands, except share and per share data)

M. RETIREMENT PLANS, DEFERRED COMPENSATION, EXECUTIVE OFFICER LOANS, LEASES AND CONTINGENCIES (CONTINUED)

   annual pension deposits of $360 ratably payable through 2002, inclusive. The amount of the pension to be paid to the Chairman and Chief Executive Officer will depend on and be limited to, the funds in the rabbi trust during the pension period. In addition, upon termination of his employment prior to the commencement of the pension period or upon his death, any undistributed funds in the rabbi trust would be paid to his estate, as the case may be, in satisfaction of any future obligations with respect to this pension.

   At December 31, 1999 and 1998, the value of the trust was $21,260 and $15,706, respectively, and is included in Other Assets and the Company's related deferred compensation obligation for the same amount is included in Other Liabilities.

   Amounts charged to expense related to the foregoing plans and benefits aggregated $30,961 in 1999, $32,266 in 1998 and $33,230 in 1997.

2. Pursuant to an employment agreement, dated January 1, 1994, an executive officer of the Company borrowed $600 from the Company which was forgiven in $200 annual installments, the last of which occurred in 1999. The Company included $200 as compensation expense in each year that an amount was forgiven.

   In addition, a second executive officer has outstanding loans with the Company totaling $700 as of December 31, 1999 and $825 as of December 31,1998, which are reflected in Other Assets. The first loan for $125 was made in 1995 and was forgiven in 1999. The $700 additional loan to this executive officer will be forgiven by the Company in installments of $200 and $500 in 2003 and 2004, respectively, assuming his continued employment through those dates.

   In connection with a 1992 exercise of the stock options, the Company received a cash payment of $67 and a note from the Chairman and Chief Executive Officer of the Company in the amount of $3,170, due in December 2001, bearing interest at the rate of 6.06%. In addition, and in accordance with the terms of the option agreement, the holder of the options issued to the Company a promissory note in the principal amount of $2,340 bearing interest at the rate of 6.06%, payable in December 2001, to settle his obligation to provide the Company with funds necessary to pay the required withholding taxes due upon the exercise of the options. A portion of the second note ($1,556) equal to the tax benefit received by the Company upon exercise and the full amount of the note for $3,170 are reflected in a separate component of common stockholders' equity. The interest paid to the Company by the holder pursuant to the terms of the two notes issued in connection with the option exercise was $334 in 1999, 1998 and 1997.

           Grey Advertising Inc. and Consolidated Subsidiary Companies
             Notes to Consolidated Financial Statements (continued)
                 (in thousands, except share and per share data)

M. RETIREMENT PLANS, DEFERRED COMPENSATION, EXECUTIVE OFFICER LOANS, LEASES AND CONTINGENCIES (CONTINUED)

3. Rental expense amounted to approximately $51,943 in 1999, $44,364 in 1998 and $41,239 in 1997. Approximate minimum rental commitments, excluding escalations, under noncancellable operating leases are as follows:

        2000                $  51,192
        2001                   49,249
        2002                   44,659
        2003                   39,263
        2004                   36,884
        Beyond 2004           126,568
                            ---------
                            $ 347,815
                            =========

4. The Company is not involved in any pending legal proceedings not covered by insurance or by adequate indemnification or which, if decided adversely, would have a material effect on the results of operations, liquidity or financial position of the Company.

           Grey Advertising Inc. and Consolidated Subsidiary Companies
             Notes to Consolidated Financial Statements (continued)
                 (in thousands, except share and per share data)

N. INDUSTRY SEGMENT AND RELATED INFORMATION

The Company is not engaged in more than one industry segment. The Company evaluates performance by geographic region based on profit or loss before income taxes. Commissions and fees are attributed to the geographic region that generates billings. Commissions and fees, operating profit, interest income/expense, and related identifiable assets at December 31, 1999, 1998 and 1997, are summarized below according to geographic region:

                                                         UNITED STATES                                EUROPE
                                            ---------------------------------------   ---------------------------------------
                                                1999          1998          1997          1999          1998          1997
                                            -----------   -----------   -----------   -----------   -----------   -----------
    Commissions and fees                    $   464,858   $   419,469   $   382,288   $   478,219   $   415,685   $   380,675
                                            -----------   -----------   -----------   -----------   -----------   -----------
    Operating profit (loss)                      26,668        38,501        32,570        22,322        27,509        30,534

    Interest income (expense) - net               3,699         4,677         6,366           121           853        (2,501)

    Other income (expense)                        2,776         1,422         1,540            66           785           194
                                            -----------   -----------   -----------   -----------   -----------   -----------
    Income (loss) of consolidated
    companies before taxes on income        $    33,143   $    44,600   $    40,476   $    22,509   $    29,147   $    28,227
                                            ===========   ===========   ===========   ===========   ===========   ===========


    Equity in earnings of
    nonconsolidated  affiliated companies



    Identifiable assets                     $   796,657   $   608,880   $   581,557   $   752,662   $   699,637   $   457,099

    Investments in and advances to
    nonconsolidated affiliated companies


    Total assets


                                                                 OTHER                                   CONSOLIDATED
                                              -----------------------------------------    ----------------------------------------
                                                  1999           1998           1997           1999           1998          1997
                                              -----------    -----------    -----------    -----------    -----------   -----------
    Commissions and fees                      $   124,135    $   100,027    $    95,789    $ 1,067,212    $   935,181   $   858,752
                                              -----------    -----------    -----------    -----------    -----------   -----------
    Operating profit (loss)                       (16,117)       (13,353)         1,816    $    32,873    $    52,657   $    64,920

    Interest income (expense) - net                (1,304)          (923)        (1,135)         2,516          4,607         2,730

    Other income (expense)                             39           (319)           (93)         2,881          1,888         1,641
                                              -----------    -----------    -----------    -----------    -----------   -----------
    Income (loss) of consolidated
    companies before taxes on income          $   (17,382)   $   (14,595)   $       588    $    38,270    $    59,152   $    69,291
                                              ===========    ===========    ===========    ===========    ===========   ===========


    Equity in earnings of
    nonconsolidated  affiliated companies                                                  $     1,196    $       722  $     1,622
                                                                                           ===========    ===========   ===========


    Identifiable assets                       $   241,974    $   164,431    $   142,945    $ 1,791,293    $ 1,472,948   $ 1,181,601

    Investments in and advances to
    nonconsolidated affiliated companies                                                        17,961         16,705       18,386
                                                                                           -----------    -----------   -----------

    Total assets                                                                           $ 1,809,254    $ 1,489,653   $ 1,199,987
                                                                                           ===========    ===========   ===========

Commissions and fees from one client amounted to 11.2%, 13.4% and 12.8% of the consolidated total in 1999, 1998 and 1997, respectively.

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

                               INDEX TO EXHIBITS


  Number Assigned to
 Exhibit (i.e. 601 of
    Regulation S-K)             Description of Exhibits
 --------------------           -----------------------
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

         10.02*   Amendments Two through Ten to Meyer Employment Agreement.
                  (Incorporated herein by reference to Exhibit 10.02 to Grey's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1985, Exhibit 10.03 to Grey's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Exhibit 1 to Grey's Current Report on Form 8-K, dated May 9, 1988, filed with the SEC pursuant to Section 13 of the 1934 Act, Exhibit 2 to Grey's Current Report on Form 8-K, dated May 9, 1988, filed with the SEC pursuant to Section 13 of the 1934 Act. Exhibit I to Grey's Current Report on Form 8-K, dated June 9, 1989, filed with the SEC pursuant to Section 13 of the 1934 Act,
                  Exhibit 10.07 to Grey's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Exhibit 10.03 to Grey's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1994, Exhibit 10.03 to Grey's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and Exhibit 10.01 to Grey's Quarterly Report on Form 10-Q for the quarter ended
                  March 31, 1998, respectively.)

                                INDEX TO EXHIBITS


  Number Assigned to
 Exhibit (i.e. 601 of
    Regulation S-K)             Description of Exhibits
 --------------------           -----------------------
         10.03*   Deferred Compensation Trust Agreement dated March 22, 1995
                  ("Trust Agreement"), by and between Grey and United States
                  Trust Company of New York. (Incorporated herein by reference to Exhibit 10.04 to Grey's Annual Report on Form 10-K for the
                  fiscal year ended December 31, 1994.)

         10.04* First and Second Amendments to Trust Agreement (Incorporated herein by reference to Exhibit 10.05 to Grey's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and
                  Exhibit 10.02 to Grey's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, respectively.)

         10.05*   Amendment to Employment Agreement, dated as of April 26,
                  1994, by and between Grey and Stephen A. Novick. (Incorporated herein by reference to Exhibit 10.07 to Grey's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

         10.06* Employment Agreement, dated as of December 1, 1992, by and between Grey and Robert L. Berenson. (Incorporated herein by reference to Exhibit 10.05 to Grey's Annual Report on Form
                  10-K for the fiscal year ended December 31, 1992.)

         10.07* Grey Advertising Inc. Book Value Preferred Stock Plan, as amended. (Incorporated herein by reference to Exhibit 4.1 to Grey's Current Report on Form 8-K, dated June 14, 1983, filed with the SEC pursuant to Section 13 of the 1934 Act.)

         10.08*   Grey Advertising Inc. Amended and Restated Senior Executive
                  Officer Pension Plan. (Incorporated herein by reference to Exhibit 10.08 to Grey's Annual Report on Form 10-K for the fiscal year ended December 31, 1984.)

         10.09*   Grey Advertising Inc. Amended and Restated 1993 Senior
                  Management Incentive Plan. (Incorporated herein by reference to Exhibit 10.01 to Grey's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

                                INDEX TO EXHIBITS


  Number Assigned to
 Exhibit (i.e. 601 of
    Regulation S-K)             Description of Exhibits
 --------------------           -----------------------
         10.10*   Grey Advertising Inc. 1998 Senior Management Incentive Plan
                  (Incorporated herein by reference to Exhibit A to Grey's
                  Annual Meeting Proxy Statement)

         10.11* Promissory Notes I and II, dated as of December 29, 1992, from Edward H. Meyer to Grey, delivered pursuant to the Stock
                  Option Agreement dated as of October 13, 1984 by and between Grey and Edward H. Meyer. (Incorporated herein by reference to Exhibit 10.16 to Grey's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

         10.12* Stock Option Agreement, effective as of January 5, 1995, by and between Grey and Edward H. Meyer. (Incorporated herein by reference to Exhibit 13 to Amendment No. 8 to the Statement on
                  Schedule 13D, dated as of March 10, 1995, filed by Edward H.
                  Meyer.)

         10.13* Stock Option Agreement effective as of November 26, 1996, by and between Grey and Edward H. Meyer. (Incorporated herein by reference to Exhibit 15 to Amendment No. 10 to the Statement on Schedule 13D, dated as of February 11, 1997, filed by Edward H. Meyer.)

         10.14* Stock Option Agreement, effective as of January 23, 1998, by and between Grey and Edward H. Meyer. (Incorporated herein by reference to Exhibit 16 to Amendment No. 11 to the Statement on Schedule 13D, dated as of March 13, 1998, filed by Edward
                  H. Meyer.)

         10.15 Registration Rights Agreement, dated as of June 5, 1986, between Grey and Edward H. Meyer. (Incorporated herein by reference to Exhibit 12 to Amendment No. 8 to the Statement on
                  Schedule 13D, dated as of March 10, 1995, filed by Edward H.
                  Meyer.)

         10.16* Grey Advertising Inc. Incentive Stock Option Plan, as amended and restated as of April 3, 1986. (Incorporated herein by reference to Exhibit 4.04 to Grey's Registration Statement on
                  Form S-8 filed with the SEC pursuant to Section 6(a) of the '33 Act.)

                                INDEX TO EXHIBITS


  Number Assigned to
 Exhibit (i.e. 601 of
    Regulation S-K)             Description of Exhibits
 --------------------           -----------------------
         10.17*   Grey Advertising Inc. 1987 Stock Option Plan. (Incorporated
                  herein by reference to Exhibit 10.24 to Grey's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)

         10.18*   Grey Advertising Inc. amended and restated 1994 Stock
                  Incentive Plan. (Incorporated herein by reference to Exhibit
                  10.02 to Grey's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

         10.19 Note Agreement, dated as of December 23, 1997, by and between Grey and the Prudential Insurance Company of America
                  (Incorporated herein by reference to Exhibit 10.20 to Grey's
                  Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1997).

         10.20* Bonuses - Grey has paid bonuses to certain of its executive officers (including those who are directors) and employees in prior years including 1993, and may do so in future years.
                  Bonuses have been and may be in the form of cash, shares of stock or both although Grey presently does not have any plans to pay stock bonuses. Bonuses are not granted pursuant to any formal plan.

         10.21* Director's Fees - It is the policy of Grey to pay each of its non-employee directors a fee of $4,500 per fiscal quarter and a fee of $3,000 for each meeting of the Board of Directors attended. This policy is not embodied in any written document.

         10.22* Deferred Compensation Agreement, dated December 23, 1981, between Grey and Mark N. Kaplan, regarding deferral of payment of director's fees to which Mr. Kaplan may become entitled.
                  (Incorporated herein by reference to Exhibit 10.18 to Grey's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1982.)

                                INDEX TO EXHIBITS


  Number Assigned to
 Exhibit (i.e. 601 of
    Regulation S-K)             Description of Exhibits
 --------------------           -----------------------
         10.23*   On March 23, 1978, Grey's Board of Directors, at a meeting thereof held on such date, approved an arrangement whereby
                  Grey is required to accrue for Edward H. Meyer, the difference between the amount contributed by Grey on behalf of Mr. Meyer under the Profit Sharing Plan and Grey's Employee Stock
                  Ownership Plan, and the amount which would have been
                  contributed to such plans on his behalf had such plans not contained maximum annual limitations on contributions and
                  credits, as required by the Employee Retirement Income
                  Security Act of 1974. Such accrual is to be paid to Mr. Meyer as if it had been contributed to his account under the Profit
                  Sharing Plan. Such arrangement is not embodied in any written document.

         10.24 Lease, dated as of July 1, 1978, by and between Grey and William Kaufman and J. D. Weiler, regarding space at 777 Third
                  Avenue, New York, New York ("Main Lease"). (Incorporated herein by reference to Exhibit 10.21 to Grey's Annual Report on Form 10-K for the fiscal year ended December 31, 1982.)

         10.25    First through Eighteenth Amendments to Main Lease
                  (Incorporated herein by reference to Exhibits 10.22, 10.23, 10.24, 10.25, 10.26, 10.27, 10.28 and 10.29 to Grey's Annual
                  Report on Form 10-K for the fiscal year ended December 31, 1982, Exhibit 10.30 to Grey's Annual Report on Form 10-K for the fiscal year ended December 31, 1983, Exhibits 10.33 and
                  10.34 to Grey's Annual Report on Form 10-K for the fiscal year ended December 31, 1984, Exhibits 10.35 and 10.36 to Grey's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1985, Exhibit 10.36 to Grey's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, Exhibit 10.27 to Grey's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1997, and Exhibit 10.26 to Greys Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1998, respectively.)

         21.01    Subsidiaries of Grey

         23.01    Consent of Independent Auditors

                              INDEX TO EXHIBITS


  Number Assigned to
 Exhibit (i.e. 601 of
    Regulation S-K)             Description of Exhibits
 --------------------           -----------------------
         27.01    Financial Data Schedule

                  *Management contract or compensatory plan or arrangement identified in compliance with Item 14(c) of the rules governing the preparation of this report.

     10K-Exhibits