Form 10-K405/A
period 1999-12-31
GREY ADVERTISING INC /DE/
filed 2000-04-26
CIK 43952

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

                          Commission File Number 0-7898

                              GREY ADVERTISING INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                             13-0802840
---------------------------------------------         ---------------------------------------------
      (State or other jurisdiction of                    (I.R.S. Employer Identification Number)
       incorporation or organization)


    777 Third Avenue, New York, New York                                  10017
---------------------------------------------         ---------------------------------------------
  (Address of principal executive offices)                              (Zip Code)

Registrant's telephone number,                                        212-546-2000
including area code                                   ---------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

             Title of each Class                        Name of each exchange on which registered
---------------------------------------------         ---------------------------------------------
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

Yes /X/    No / /

The aggregate market value of the voting stock held by non-affiliates of registrant was $336,245,222 as at March 1, 2000.

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

--------------------------------------------------------------------------------

    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the year ended December 31, 1999 on Form 10-K as set forth in the pages attached hereto:

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

                                             Grey Advertising Inc.
                                             -----------------------------------
                                             (Registrant)

Dated: April 28, 2000                        By /s/ Steven G. Felsher
                                             -----------------------------------
                                             Executive Vice President,
                                             Secretary and Treasurer

Item 10. Directors and Executive Officers of the Registrant ("Company").

Set forth below is certain information concerning the Company's directors:

                                                          TERM/      NO. OF        PERCENT OF
                                                          OFFICE    SHARES OF      VOTES CAST
                                               DIRECTOR    WILL    VOTING STOCK      BY VOTING
    NAME(a)           AGE   OCCUPATION(b)       SINCE     EXPIRE       OWNED          SHARES
                                                                   BENEFICIALLY(c)
Mark N. Kaplan        70   of counsel,          1973       2002       2,200(e)         -(f)
                           Skadden,
                           Arps, Slate,
                           Meagher & Flom,
                           LLP law firm(d)

Edward H. Meyer       73   Chairman of the      1961       2000     538,272(g)         71.08%
                           Board,
                           President
                           and Chief
                           Executive
                           Officer

Richard Reiss, Jr     56   Chairman,            1999       -(h)       1,500(i)         -(f)
                           Georgica
                           Advisors, LLC,
                           an investment
                           firm

John Shannon          63   President,           1991       2001       1,000            -(f)
                           Grey-International

(a) There is no family relationship between any director and any other director or executive officer of the Company.

(b) The positions of Messrs. Meyer and Shannon are with the Company, and each has served the Company for more than the past five years.

    Mr. Kaplan also serves on the boards of directors of American Biltrite Inc., autobytel.com inc., Congoleum, Inc., DRS Technologies, Inc., REFAC Technology Development Corporation and Volt Information Sciences, Inc.

    Mr. Meyer is also a director of Ethan Allen Interiors, Inc. and Harman International Industries, Inc.

    Mr. Reiss is also a director of Lazard Funds, Inc., O'Charley's Inc. and R7S Investors LP.

(c) Represents beneficial interests in shares of the Company's Common Stock, Class B Stock and Series I, II and III Preferred Stock. Information is as of March 1, 2000.

(d) Skadden, Arps, Slate, Meagher & Flom LLP, a law firm in which Mr. Kaplan is of counsel, has provided certain legal services to the Company in 1999 and 2000.

(e) Mr. Kaplan owns 1,100 shares of each of Common Stock and Class B Stock.

(f) Represents less than 1.0% of the votes entitled to be cast.

(g) Mr. Meyer beneficially owns 104,684 shares of Common Stock and 110,053 shares of Class B Stock, as to which he, as the Voting Trustee under the Voting Trust Agreement (as hereinafter defined), exercises voting power, and 20,000 shares of the Series I Preferred Stock, and 5,000 shares of each of the Series II and of the Series III Preferred Stock, representing approximately 10.3%, 47.2%, 100%, 100% and 100% of each class, respectively. Also includes shares held pursuant to the Voting Trust Agreement, as to which Mr. Meyer, as the Voting Trustee, exercises voting power, and shares of Common Stock and Class B Stock held in the Company's Employee Stock Ownership Plan as to which Mr. Meyer exercises shared voting power by virtue of his membership on the committee charged with its administration. Also includes shares of Common Stock (2.5%) and Class B Stock (11.0%) issuable upon conversion of the Company's 8-1/2% Convertible Subordinated Debentures owned by Mr. Meyer after giving effect to the assumed conversion thereof and shares of Common Stock (7.4%) issuable upon exercise of currently exercisable stock options owned by Mr. Meyer after giving effect to the assumed exercise thereof. Does not include 7,000 shares of the Common Stock and 7,500 shares of the Class B Stock held in trust for Mr. Meyer's children, as to which Mr. Meyer, as the Voting Trustee under the Voting Trust Agreement, exercises voting power, and 15,000 shares of Common Stock issuable upon exercise of stock options held in trust for Mr. Meyer's children.

(h) Mr. Reiss had been elected by the holder of the Series I Preferred Stock and serves until the election of his successor.

(i) Mr. Reiss owns 1500 shares of Common Stock.

    Information concerning the Company's executive officers is included in Part I of this report.

Item 11. Executive Compensation.

    The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of its Chief Executive Officer and each of the four other most highly compensated executive officers of the Company with respect to the three most recently completed fiscal years of the Company:


                             ANNUAL COMPENSATION                   LONG-TERM COMPENSATION
                             -------------------                   ----------------------
                                                                                                ALL
     NAME AND                                                       REST.         STOCK        OTHER
     POSITION                YEAR     SALARY(2)      BONUS(2)      STOCK($)     OPTIONS(#)    COMP.(1)

Edward H. Meyer              1999    $2,900,000      $250,000           -0-           -0-     $912,520
Chairman,                    1998     2,900,000       400,000           -0-       30,000     1,395,597
President                    1997     2,575,000       475,000           -0-           -0-    1,584,347
and Chief
Executive Officer

Robert L. Berenson           1999      $625,000      $170,000           -0-           -0-     $280,659
President                    1998       625,000       220,000           -0-           -0-      356,597
Grey-N.Y                     1997       540,000       310,000           -0-           -0-      380,854

J. Alec Gerster              1999      $400,000      $130,000           -0-           -0-     $143,513
Executive                    1998       400,000       170,000           -0-          500       191,119
Vice President               1997       400,000       175,000           -0-           -0-      219,140

Stephen A. Novick            1999      $825,000      $100,000           -0-           -0-     $205,412
Executive                    1998       825,000       125,000           -0-           -0-      432,401
Vice President               1997       825,000       150,000           -0-           -0-      495,207

John Shannon                 1999      $600,730      $165,320           -0-           -0-      $61,741
President,                   1998       600,730       220,320           -0-          500        82,492
Grey-International           1997       568,898       262,400           -0-           -0-       65,982



(1) All Other Compensation includes: (i) contributions of $6,300 in 1999 to the Company's qualified defined contribution plans on behalf of the named executives other than Mr. Shannon, who, as a United Kingdom resident, participated in local pension programs to which he contributed funds from his salary compensation; (ii) amount shown for Mr. Shannon represents deferred compensation pursuant to a subsidiary-sponsored program for United Kingdom executives; (iii) respective insurance premium expense coverage or reimbursement of $79,870, $19,359, $7,213 and $24,112 in 1999, for Messrs.
    Meyer, Berenson, Gerster and Novick; (iv) accruals in the amounts of $164,400 for Mr. Meyer in 1999 generally in respect of amounts which would have been allocated to Mr. Meyer's accounts under the Company's qualified defined contribution programs for such year but for certain limitations determined under the federal tax laws; (v) respective allocations under the Company's Senior Management Incentive Plan ("SMIP") in 1999 for Messrs. Berenson, Meyer, Gerster and Novick of $130,000, $661,950, $130,000 and $175,000; (vi) $150,000 of loan forgiveness in 1998 and $125,000 of loan forgiveness effected in early 2000 in respect of Mr. Berenson's indebtedness to the Company; and (vii) $200,000 of loan forgiveness effected in early 1999 in respect to Mr. Novick's indebtedness to the Company.

(2) Includes amounts paid into a deferred compensation trust on Mr. Meyer's behalf in 1999. (See "Certain Relationships and Related Transactions.")

AGGREGATE OPTIONS EXERCISED IN 1999 AND STOCK OPTION VALUES AS AT DECEMBER 31, 1999(1)

                                                                           VALUE OF
                                                       NUMBER OF          UNEXERCISED
                                                      UNEXERCISED        IN-THE-MONEY
                                                      OPTIONS AT          OPTIONS AT
                                                   DECEMBER 31, 1999   DECEMBER 31, 1999
                         SHARES                    -----------------   -----------------
                        ACQUIRED        VALUE        EXERCISABLE/        EXERCISABLE/
       NAME           ON EXERCISE    REALIZED(2)     UNEXERCISABLE       UNEXERCISABLE
------------------    -----------    -----------   -----------------   -----------------
Edward H. Meyer               --             --             75,000/0      $14,372,500/0
Robert L. Berenson            --             --              0/5,000       0/$1,257,500
J. Alec Gerster               --             --              0/3,000         0/$662,500
Stephen A. Novick             --             --              0/3,500         0/$880,250
John Shannon                  --             --              0/2,500         0/$536,750

(1) All options relate to shares of Common Stock.

(2) "Value Realized" represents the market price of the Common Stock on the date of exercise less the exercise price paid.

OPTION GRANTS IN THE LAST FISCAL YEAR

No options were granted to any of the named executives during 1999.


SENIOR EXECUTIVE OFFICER POST-EMPLOYMENT COMPENSATION PLAN

    The Senior Executive Officer Post-Employment Compensation Plan provides that certain qualified officers of the Company and its subsidiaries will be entitled upon retirement at or after the age of 60 to a lifetime supplemental pension of a maximum of $60,000 per year depending, in part, upon the date of retirement. Persons who are executive vice presidents of the Company, or more senior, or are designated senior executive officers of certain of the Company's subsidiaries, and who have met certain age and length of service requirements, and have been designated by the Board of Directors of the Company, are participants under the plan. In addition, a surviving spouse of a recipient of a pension under the plan is entitled to an annual pension equal to a maximum of $30,000, depending, in part, upon the date of retirement of the deceased participant, for the shorter of such spouse's life and 20 years. Each of the named executives (other than Mr. Shannon) were participants under the plan. In addition, the Company has certain understandings whereby certain additional pension amounts may be paid to Messrs. Berenson and Novick. Furthermore, in 1998 the Company agreed to make certain payments ("pension deposits") to a rabbi trust established with the United States Trust Company of New York which would be used to fund a pension obligation to be payable to Mr. Meyer over the eleven year period following the normal expiration of his current employment agreement ("pension period"). The pension deposits, made with respect to 1997 and 1998 totaled $1,400,000 and annual pension deposits of $360,000 are scheduled to be made with respect to 1999 through 2002, inclusive. The amount of the pension to be paid to Mr. Meyer will depend on, and be limited to, the funds in the rabbi trust during the pension period. In addition, upon termination of Mr. Meyer's employment prior to the commencement of the pension period or upon his death, any undistributed funds in the rabbi trust would be paid to Mr. Meyer or his estate, as the case may be, in satisfaction of any future obligations with respect to this pension.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    As of March 1, 2000, the Company had outstanding 1,012,054 shares of Common Stock and 233,107 shares of Class B Stock. To the knowledge of the Board of Directors as of March 1, 2000 no stockholder owned of record or beneficially more than 5% of the Company's outstanding Shares of Common Stock, Class B Stock or Preferred Stock except as indicated below.

                                                  AMOUNT OF
                                                  SHARES AND
                                                  NATURE OF
                        NAME AND ADDRESS          BENEFICIAL
                          OF RECORD OR            OR RECORD       PERCENTAGE
 TITLE OF CLASS         BENEFICIAL OWNER          OWNERSHIP        OF CLASS

Common Stock       Edward H. Meyer, as Voting      144,687(a)        14.3
                   Trustee under a Voting Trust
                   Agreement, dated as of
                   February 24, 1986, and as
                   subsequently amended ("Voting
                   Trust Agreement"), among the
                   Voting Trustee, the Company
                   and the Beneficiaries of the
                   Voting Trust Agreement
                   777 Third Avenue, New York,
                   New York 10017

Common Stock       Edward H. Meyer                 205,248(b)        20.3
                   777 Third Avenue
                   New York, New York 10017

                   The committee administering      36,530(c)         3.6
                   the Company's Employee Stock
                   Ownership Plan
                   777 Third Avenue
                   New York, New York 10017

                   Ariel Capital Management, Inc.  175,781(d)        17.4
                   307 North Michigan Avenue
                   Chicago, Illinois

                   Tweedy Browne Company L.P.       69,620(e)         6.9
                   52 Vanderbilt Avenue
                   New York, New York 10017

                   All executive officers and      286,781(f)        28.3
                   directors as a group


Class B Stock      Edward H. Meyer                 142,583(a)        61.2
                   Trustee under the Voting
                   Trust Agreement
                   777 Third Avenue
                   New York, New York 10017

                   Edward H. Meyer                 135,617(b)        58.2
                   777 Third Avenue
                   New York, New York 10017

                   The committee administering     56,944(c)        24.4
                   the Company's Employee Stock
                   Ownership Plan
                   777 Third Avenue
                   New York, New York 10017

                   All executive officers and     226,191(f)        97.0
                   directors as a group

Series I, Series
II and Series
III Preferred      Edward H. Meyer                 30,000(g)       100.0
Stock              777 Third Avenue
                   New York, New York 10017

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

    (b) Includes shares of Common Stock and of Class B Stock, as the case may be, issuable upon conversion of the Company's 8-1/2% Convertible Subordinated Debentures owned by Mr. Meyer, and shares of Common Stock issuable upon exercise of stock options which are currently exercisable (after giving effect to the assumed conversion and exercise thereof) and Mr. Meyer's beneficial interest in shares of Common Stock and Class B Stock deposited by him pursuant to the Voting Trust Agreement as to which he retains investment power. Does not include shares of Common Stock (3.6% of such class) and of Class B Stock (24.4%) held in the Company's Employee Stock Ownership Plan as to which Mr. Meyer exercises shared voting power by virtue of his membership on the committee charged with its administration. Does not include shares of Common Stock and Class B Stock held in trust for Mr. Meyer's children which have been deposited with the Voting Trust under the Voting Trust Agreement, or shares of Common Stock or of Class B Stock as to which Mr. Meyer exercises voting power by virtue of being the Voting Trustee under the Voting Trust Agreement (other than shares deposited in the Voting Trust by Mr. Meyer).

    (c) The committee which administers the Company's Employee Stock Ownership Plan exercises voting power over shares held in such plan, and is comprised of Mr. Meyer and Steven G. Felsher.

    (d) Information based on the Company's understanding of publicly filed material. Ariel Capital Management, Inc., a registered investment advisor, together with a related entity, on behalf of its clients, has sole or shared dispositive and voting power with respect to the shares listed.

    (e) Information based on the Company's understanding of publicly filed material. Tweedy Browne Company L.P., a registered investment advisor, together with a related entities, on behalf of its clients, has been a long-term investor in the Company, has sole or shared dispositive and voting power with respect to the shares listed.

    (f) Includes shares of Common Stock (3.6% of such class) and of Class B Stock (24.4%), as the case may be, as to which certain executive officers exercise shared voting power by virtue of their membership on the committee administering the Company's Employee Stock Ownership Plan. Includes shares of Common Stock and Class B Stock as to which the Voting Trustee (Mr. Meyer) under the Voting Trust Agreement exercises voting power. Includes shares of Common Stock and of Class B Stock issuable upon conversion of the Company's 8-1/2% Convertible Subordinated Debentures owned by Mr. Meyer and shares of Common Stock issuable upon exercise of stock options which are exercisable by beneficiaries under the Voting Trust Agreement, who are obliged, under the terms of the Voting Trust Agreement, to deposit in the Voting Trust shares acquired subsequent to the execution of the Voting Trust Agreement, after giving effect to the assumed conversion and exercise thereof. Does not include shares of Common Stock issuable to beneficiaries under the Voting Trust Agreement upon exercise of stock options which are not presently exercisable.

    (g) Represents 20,000 shares of Series I Preferred Stock, and 5,000 shares of each of the Company's Series II and Series III Preferred Stock, of which classes Mr. Meyer owns 100% of the outstanding shares.

Item 13.  Certain Relationships and Related Transactions.

    The Company has an agreement with Mr. Berenson providing for his continued employment with the Company through December 31, 1999 at an annual salary of $625,000 per year. Pursuant to an earlier employment arrangement with Mr. Berenson, the Company agreed to advance him a compensatory loan in an amount not to exceed $500,000 to facilitate the purchase of a primary residence which would secure the loan. Such loan was to be repayable five years after it was made or upon termination of Mr. Berenson's employment with the Company under certain circumstances (with the Company having agreed to forgive 20% of the original amount thereof each December 31 on which Mr. Berenson was employed after the closing of the loan). During 1993, in lieu of making the loan to Mr. Berenson and forgiving it as contemplated, the Company assisted Mr. Berenson in securing a loan from a commercial bank by agreeing to amortize up to $100,000 per year for up to five years of the principal on the mortgage loan Mr. Berenson took from such bank. The Company's obligation to reimburse the bank is essentially parallel to the obligation it would have had to Mr. Berenson to forgive the loan which the agreement with him contemplated being made to him and, therefore, it is considered the equivalent of a loan forgiveness. In addition, in early 1994, the Company loaned Mr. Berenson $50,000 which was forgivable by the Company assuming his continued employment through 1998. In 1995, the Company loaned Mr. Berenson $125,000 which was forgivable by the Company assuming Mr. Berenson's continued employment through 1999. During 1996, the Company loaned Mr. Berenson $700,000, $200,000 of which is forgivable by the Company assuming Mr.
Berenson's continued employment through 2003 and $500,000 of which is forgivable by the Company assuming Mr. Berenson's employment through 2004. In addition, in 1999 the Company agreed with Mr. Berenson that upon a change in control of the Company and the involuntary termination of Mr. Berenson's employment or material diminution of his status resulting in him terminating his employment, he shall be entitled to continued salary for one year following such event and the immediate vesting of all of his currently-held theretofore unvested stock options and allocations under SMIP, and the forgiveness of his outstanding loans detailed above.

    In 1994 the Company agreed to lend to Mr. Novick $600,000 to acquire a new residence intended to be used, in part, for business entertaining. This loan was forgivable in three installment of $200,000 at the end of each of 1996, 1997 and 1998, provided Mr. Novick was then employed by the Company. In early 1999 the Company forgave the then remaining $200,000 on the loan.

    The Company has an employment agreement with Mr. Meyer, which provides for Mr. Meyer's employment with the Company through December 31, 2002. The agreement also provides for a minimum annual salary of $2,900,000 for Mr. Meyer's services as Chief Executive Officer. If the Company terminates Mr. Meyer's full-time employment as Chief Executive Officer without cause (as defined in the agreement), or if Mr. Meyer effects such termination due to a change of control of the Company or other good reason specified in the agreement, Mr. Meyer will receive $3,000,000 in consideration of his employment. The agreement further provides that the Company will defray premiums on life insurance policies on Mr. Meyer's life payable to a beneficiary designated by him; the Company paid $39,283 in premiums in respect of these policies in 1999. The employment agreement also provides that Mr. Meyer may, for a period subsequent to his termination of full-time employment as Chief Executive Officer, provide the Company with consulting services for compensation at the rate of $10,000 per month. If the Company terminates Mr. Meyer's full-time employment as Chief Executive Officer without cause, or if Mr. Meyer effects such termination due to a change in control of the Company or for other good reason, Mr. Meyer will receive a lump sum payment equal to his then current aggregate remuneration multiplied by the greater of the number of years remaining in the term of the employment agreement and the number three. In such event, Mr. Meyer will also have an option to sell to the Company each share of the Common Stock and the Class B Stock which he then owns at the per share market value of the Common Stock. Mr. Meyer's agreement also provides that, for the ten year period (subject to reduction or suspension in the event Mr. Meyer becomes disabled or is in breach of his agreement) following his termination of employment, the Company will, among other things, provide Mr. Meyer with an office, and related office staff and facilities, and the continued use of a car and driver. The Company has also agreed to reimburse Mr. Meyer for certain business expenses incurred by him following termination of his employment up to $100,000 per year during the first five years of such period and $50,000 per year during the remainder of such period, with such amounts being adjusted for increases in the consumer price index until the date of termination of his employment. During such ten year period, Mr. Meyer has also been charged with the responsibility of overseeing a certain portion of the Company's charitable contributions and, thus, will see to the contribution to charities of $100,000 per year of the Company's funds during the first five years of the period and of $50,000 per year during the remainder of the period.

    In the context of the agreement extending the term of Mr. Meyer's employment agreement through the date hereinabove mentioned, the Company and Mr. Meyer also reached agreement providing for the deferral of certain compensation otherwise payable to him and the payment of such deferred compensation into a trust, commonly referred to as a rabbi trust, established with United States Trust Company of New York. The purpose of the trust arrangement is to enhance the Company's ability to deduct compensation paid to Mr. Meyer without the application of Section 162(m) of the Internal Revenue Code ("Section") at such times as the monies are paid to Mr. Meyer from the trust. The Section, under certain circumstances, denies a tax deduction to an employer for certain compensation expenses in excess of $1,000,000 per year paid by a publicly-held corporation to certain of its executives. For 1999, all cash compensation payable to Mr. Meyer in excess of $999,700 was deferred and paid into the trust. In 2000 and subsequent years, such compensation as shall be timely elected by Mr. Meyer shall be deferred and paid into the trust provided that no such election shall cause any compensation paid to Mr. Meyer to be non-deductible by reason of the Section. Amounts deferred and paid into the trust shall be paid to Mr. Meyer or to his estate, as the case may be, upon the expiration of Mr. Meyer's employment agreement, or the termination of his employment by reason of death or disability. For the purpose of the presentation of Mr. Meyer's compensation in the Summary Compensation Table hereinabove provided, the amounts deferred and paid into the trust are deemed having been paid to Mr. Meyer.

    In 1983, the Company sold and issued $3,025,000 principal amount of its 8-1/2% Convertible Subordinated Debentures, due December 10, 2003, to Mr. Meyer in consideration of a purchase price of equal amount, of which $25,000 was paid in cash and the remainder by delivery of Mr. Meyer's long-term 9% full recourse promissory note in the principal amount of $3,000,000, due December 31, 2004. The Debentures are convertible at any time into one share of Common Stock and one share of Class B Stock, at a current conversion price of $118.33, subject to adjustment upon the occurrence of certain events. During 1992, Mr. Meyer exercised certain stock options which had been granted to him in 1984, and, in connection therewith pursuant to the stock option agreement, issued to the Company his promissory note in the amount of $3,169,690, representing the exercise price in excess of the par value of the shares issued on exercise, which amount was paid in cash, and his promissory note in the amount of $2,339,998, representing the amount of tax required to be withheld in connection with such option exercise. The promissory notes are each full recourse, mature on December 22, 2001 and bear interest at the rate of 6.06% per year. Mr. Meyer is also indebted to the Company in the aggregate amount of $762,950 pursuant to long-term 9%, full recourse promissory notes delivered to the Company in connection with Mr. Meyer's purchase of shares of Series I Preferred Stock, Series II Preferred Stock and Series III Preferred Stock (collectively, the "Preferred Stock"). The redemption date of the Preferred Stock is fixed at April 7, 2004. The terms of the Preferred Stock also give Mr. Meyer or his estate, as the case may be, the option to require the Company to redeem his Preferred Stock for a period of 12 months following his (i) death, (ii) permanent disability or permanent mental disability, (iii) termination of full-time employment for good reason or (iv) termination of full-time employment by the Company without cause.

    If Mr. Meyer had been terminated effective December 31, 1999 under circumstances which would have resulted in payment of the special severance detailed in the foregoing description of his agreement, the amount then payable to him would have been $23,472,493. Other than pursuant to the loans described above in connection with Mr. Meyer's securities, and Messrs. Berenson's and Novick's arrangements, no executive named above is indebted to the Company for more than $60,000. Certain key employees of the Company, including the named executives (other than Mr. Shannon)and certain members of their immediate families ("Beneficiaries"), have entered into the Voting Trust Agreement, as amended in 1987 and 1994, pursuant to which the Beneficiaries have deposited the shares of Common Stock and Class B Stock owned by them into a voting trust. The Beneficiaries have also agreed to deposit into the voting trust shares of Common Stock or Class B Stock hereafter acquired by them. The trust was extended in 1994 and will continue until 2004. Mr. Meyer has been designated the sole Voting Trustee. Beneficiaries retain the sole authority to receive dividends and, in general, to dispose of their shares held in the voting trust. The Company has entered into indemnification agreements with each of the members of the Board of Directors providing, generally, for the fullest indemnification permitted by law.