Form 10-Q
period 2000-03-31
GREY ADVERTISING INC /DE/
filed 2000-05-15
CIK 43952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-7898

                              GREY ADVERTISING INC.
              ----------------------------------------------------
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

As of April 30, 2000, the total number of shares outstanding of Registrant's Common Stock, par value $1 per share ("Common Stock"), was 1,010,752 and of Registrant's Limited Duration Class B Common Stock, par value $1 per share ("Class B Common Stock"), was 231,415.

                              GREY ADVERTISING INC.

                      AND CONSOLIDATED SUBSIDIARY COMPANIES

                                      INDEX

                                                                       PAGE NO.
                                                                       --------
Financial Statements:

  Condensed Consolidated Balance Sheets                                  3

  Condensed Consolidated Statements of Income                            5

  Condensed Consolidated Statements of Cash Flows                        6

  Notes to Condensed Consolidated Financial Statements                   8

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                   11

Other Information                                                       13

Signatures                                                              14

Index to Exhibits                                                       15

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                              MARCH 31,                     DECEMBER 31,
                                                                                2000                            1999
(in thousands, except share and per share data)                             (UNAUDITED)                         (A)
                                                                   -------------------------       -------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                            $           169,099               $         306,556
 Marketable securities                                                              6,926                           5,581
 Accounts receivable                                                              970,067                         940,612
 Expenditures billable to clients                                                  59,117                          51,991
 Other current assets                                                             101,250                          93,207
                                                                   -------------------------       -------------------------
Total current assets                                                            1,306,459                       1,397,947


Investments in and advances to nonconsolidated
  affiliated companies                                                             17,895                          17,961
Fixed assets-at cost, less accumulated depreciation of
  $163,550 in 2000 and $158,370 in 1999                                           133,226                         126,939
Marketable securities                                                              21,222                          22,429
Intangibles-net of accumulated amortization of $45,849
  in 2000 and $42,818 in 1999                                                     157,536                         157,115
Other assets-including loans to executive officers of
 $5,247 in 2000 and 1999                                                          104,621                          86,863
                                                                   -------------------------       -------------------------
Total assets                                                            $       1,740,959               $       1,809,254
                                                                   =========================       =========================


     See accompanying notes to condensed consolidated financial statements.
(A) The condensed consolidated balance sheet has been derived from the audited financial statements at that date.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)



                                                                                 MARCH 31,                        DECEMBER 31,
                                                                                  2000                               1999
(in thousands, except share and per share data)                                (UNAUDITED)                            (A)
                                                                    ------------------------------      ----------------------------
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                              $ 1,112,752                         $ 1,161,508
 Notes payable to banks                                                             56,894                              68,500
 Accrued expenses and other                                                        202,131                             208,254
 Income taxes payable                                                               20,563                              16,572
                                                                    ------------------------------      ----------------------------
Total current liabilities                                                        1,392,340                           1,454,834
Other liabilities, including deferred compensation of
 $45,967 in 2000 and $44,160 in 1999                                                70,082                              75,260
Long-term debt                                                                      78,025                              78,025
Minority interest                                                                   18,776                              19,620
Redeemable Preferred Stock-at redemption value; par
 value $1 per share; authorized 500,000 shares; issued
 and outstanding 30,000 shares in 2000 and 1999                                     10,171                              10,150
Common stockholders' equity:
 Common Stock-par value $1 per share; authorized
  10,000,000 shares; issued 1,230,338 shares in 2000
  and 1,228,534 shares in 1999                                                       1,230                               1,229
 Limited Duration Class B Common Stock-par value $1
  per share; authorized 2,000,000 shares;
  issued 260,044 shares in 2000 and 261,224 shares in 1999                             260                                 261
 Paid-in additional capital                                                         40,315                              39,763
 Retained earnings                                                                 194,870                             191,042
 Accumulated other comprehensive loss
  Cumulative translation adjustment                                                (18,754)                            (15,462)
  Unrealized gain (loss) on marketable securities                                      447                                (141)
                                                                    ------------------------------      ----------------------------
 Total accumulated other comprehensive loss                                        (18,307)                            (15,603)
                                                                    ------------------------------      ----------------------------
 Loans to officer used to purchase Common Stock and
  Limited Duration Class B Common Stock                                             (4,726)                             (4,726)
                                                                    ------------------------------     -----------------------------
                                                                                   213,642                              211,966
Less-cost of 221,465 and 218,514 shares of Common
 Stock and 26,937 and 26,937 shares of Limited
 Duration Class B Common Stock held in treasury in
 2000 and 1999, respectively                                                        42,077                               40,601
                                                                    ----------------------------------      ------------------------
Total common stockholders' equity                                                  171,565                              171,365
                                                                    ----------------------------------      ------------------------
Total liabilities and common stockholders' equity                               $1,740,959                           $1,809,254
                                                                    ==================================      ========================




     See accompanying notes to condensed consolidated financial statements.
(A) The condensed consolidated balance sheet has been derived from the audited financial statements at that date.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




                                                                               FOR THE THREE MONTHS ENDED MARCH 31,

(in thousands, except share and per share data)                            2000                                1999
                                                             ----------------------------------- ----------------------------------

Commissions and fees                                                    $ 288,708                           $ 227,907
Expenses:
 Salaries and employee related expenses                                   187,404                             151,635
 Office and general expenses                                               89,496                              73,215
                                                             ----------------------------------- ----------------------------------
                                                                          276,900                             224,850
                                                             ----------------------------------- ----------------------------------
                                                                           11,808                               3,057
Other income-net                                                            1,151                                 960
                                                             ----------------------------------- ----------------------------------
Income of consolidated companies before taxes on income                    12,959                               4,017
Provision for taxes on income                                               6,911                               3,000
                                                             ----------------------------------- ----------------------------------
Income of consolidated companies                                            6,048                               1,017
Minority interest applicable to consolidated companies                     (1,358)                             (1,187)
Equity in earnings of nonconsolidated affiliated companies                    464                                 277
                                                             ----------------------------------- ----------------------------------

Net income                                                              $   5,154                           $     107
                                                             =================================== ==================================

Weighted average number
 of common shares outstanding:
      Basic                                                             1,233,588                           1,237,681
      Diluted                                                           1,342,259                           1,237,681
 Earnings per common share:
      Basic                                                                 $4.11                               $0.20
      Diluted                                                               $3.81                               $0.20

Dividends per common share                                                  $1.00                               $1.00



     See accompanying notes to condensed consolidated financial statements.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                                                          FOR THE THREE MONTHS ENDED
                                                                                                   MARCH 31,

(in thousands, except share and per share data)                                     2000                          1999
                                                                   --------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                                        $  5,154                       $    107
Adjustments to reconcile net income to net cash used in
 operating activities:
 Depreciation and amortization of fixed assets                                       8,826                          7,301
 Amortization of intangibles                                                         3,031                          2,398
 Deferred compensation                                                               2,599                         (1,882)
 Equity in earnings of nonconsolidated affiliated
  companies, net of dividends received of $12 in 2000
  and $35 in 1999                                                                     (452)                          (242)
 Loss (gains) from the sale of marketable securities                                    22                            (66)
 Minority interest applicable to consolidated companies                              1,358                          1,187
 Restricted stock expense                                                              195                            131
 Deferred income taxes                                                                (600)                           293
 Changes in operating assets and liabilities                                      (102,437)                       (75,473)
                                                                    ---------------------------------------------------------------
Net cash used in operating activities                                              (82,304)                       (66,246)

INVESTING ACTIVITIES
Purchases of fixed assets                                                          (17,781)                       (11,975)
Trust fund deposits                                                                 (1,134)                        (1,240)
Decrease in investments in and advances to
 nonconsolidated affiliated companies                                                  518                            630
Purchases of marketable securities                                                    (501)                          (101)
Proceeds from the sale of marketable securities                                        920                         29,708
Purchases of investment securities                                                 (14,966)                             -
Increase in intangibles, primarily goodwill                                         (9,800)                        (5,417)
                                                                   ---------------------------------------------------------------
Net cash (used in) provided by investing activities                                (42,744)                        11,605

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                   (CONTINUED)



                                                                            FOR THE THREE MONTHS ENDED
                                                                                    MARCH 31,

(in thousands, except share and per share data)                        2000                               1999
                                                       -------------------------------- ----------------------------------


FINANCING ACTIVITIES
Net repayments of short-term borrowings                              (8,835)                              (566)
Common shares acquired for treasury                                  (1,606)                               (98)
Cash dividends paid on common shares                                 (1,244)                            (1,242)
Cash dividends paid on redeemable Preferred Stock                       (60)                               (60)
Issuance of restricted stock                                              3                                  4
Proceeds from exercise of stock options                                 164                                722
                                                       -------------------------------- ----------------------------------
Net cash used in financing activities                               (11,578)                            (1,240)
Effect of exchange rate changes on cash                                (831)                            (1,447)
                                                       -------------------------------- ----------------------------------
Decrease in cash and cash equivalents                              (137,457)                           (57,328)
Cash and cash equivalents at beginning of period                    306,556                            153,816
                                                       -------------------------------- ----------------------------------
Cash and cash equivalents at end of period                        $ 169,099                           $ 96,488
                                                       ================================ ==================================





     See accompanying notes to condensed consolidated financial statements.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)


1. As permitted by the Securities and Exchange Commission, the accompanying unaudited Consolidated Financial Statements and Notes thereto have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

2. The financial statements as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

3. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

4. The provision for taxes on income results in an effective tax rate that is greater than the Federal statutory rate principally due to state and local income taxes and an effective foreign tax rate in excess of the Federal statutory rate and, in 1999, the non-recognition of tax benefits of certain international net operating losses.

5. As of March 31, 2000 and December 31, 1999, the Company had outstanding 20,000 shares of Series I Preferred Stock, and 5,000 shares each of its Series II and Series III Preferred Stock. The holder of these shares is the Chairman and Chief Executive Officer of the Company. Each share of Preferred Stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock (subject to certain adjustments) upon redemption, less a fixed discount established upon the issuance of the Preferred Stock. The holder of each class of Preferred Stock is entitled to receive cumulative preferential dividends at the annual rate of $.25 per share, and to participate in dividends on one share of the Common Stock and one share of the Class B Common Stock to the extent such dividends exceed the per share preferential dividend. The redemption date for the Series I, Series II and Series III Preferred Stock is fixed at April 7, 2004.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 (in thousands, except share and per share data)


6. The computation of basic earnings per common share is based on the weighted average number of common shares outstanding and, for diluted earnings per common share, is adjusted for the dilutive effect, if any, of the assumed exercise of dilutive stock options, shares issuable pursuant to the Company's Senior Management Incentive Plan and the assumed conversion of the Company's 8 1/2% Convertible Subordinated Debentures. For the purpose of computing basic earnings per common share, the Company's net income is adjusted by dividends paid on the Company's Preferred Stock and by the change in redemption value of the Company's Preferred Stock during the period. For the purpose of computing diluted earnings per common share, net income is also adjusted by the interest savings, net of tax, on the assumed conversion of the Company's 8 1/2% Convertible Subordinated Debentures. Additionally, in computing diluted earnings per common share, the average quarterly market price is used to determine the number of shares which would be assumed to be repurchased. The market price for a share of Class B Common Stock, which is not publicly traded, is deemed to be equal to the market price of a share of Common Stock, into which a share of Class B Common Stock may be converted at the option of the holder, as of the date such valuation is made. The following table shows the amounts effecting income used in computing earnings per common share ("EPS") and the weighted average number of shares of dilutive potential common stock:


                                                                                         FOR THE THREE MONTHS ENDED
                                                                                                  MARCH 31,

                                                                             ----------------------------------------------------
                                                                                       2000                       1999
                                                                             ----------------------------------------------------

            BASIC EARNINGS PER COMMON SHARE
            WEIGHTED AVERAGE SHARES                                                  1,233,588                   1,237,681
                                                                             ----------------------------------------------------

            Net income                                                                 $ 5,154                       $ 107
            Effect of dividend requirements and the change in
               redemption value of redeemable Preferred Stock                              (82)                        140
                                                                             ----------------------------------------------------
            NET EARNINGS USED IN COMPUTATION                                           $ 5,072                       $ 247
                                                                             ----------------------------------------------------

            PER SHARE AMOUNT                                                             $4.11                       $0.20
                                                                             ====================================================

            DILUTED EARNINGS PER COMMON SHARE
            Weighted average shares used in the Basic EPS calculation                1,233,588                   1,237,681

            Net effect of dilutive stock options and stock
                incentive plans (2)                                                     57,543           (1)             -
            Assumed conversion of  8 1/2% Convertible
                Subordinated Debentures                                                 51,128           (1)             -
                                                                             ----------------------------------------------------
            ADJUSTED WEIGHTED AVERAGE SHARES                                         1,342,259                   1,237,681
                                                                             ----------------------------------------------------

            Net earnings used in the Basic EPS calculation                             $ 5,072                       $ 247
            8 1/2% Convertible Subordinated Debentures
               interest, net of income tax effect                                           35           (1)             -
                                                                             ----------------------------------------------------
            NET EARNINGS USED IN COMPUTATION                                           $ 5,107                       $ 247
                                                                             ----------------------------------------------------

            PER SHARE AMOUNT                                                             $3.81                       $0.20
                                                                              ====================================================

      (1) For the first quarter of 1999, the assumed exercise of stock options, issuances under stock incentive plans and the assumed conversion of the 8 1/2% Convertible Subordinated Debentures each had an anti-dilutive effect. As such, these items have been excluded from the diluted EPS calculation for the period.
      (2) Includes 15,723 shares expected to be issued pursuant to the Senior Management Incentive Plan for the three months ended March 31, 2000. Due to their anti-dilutive effect, shares expected to be issued pursuant to the Senior Management Incentive Plan for the comparable period in 1999 were excluded.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                 (in thousands, except share and per share data)

7. The Company is not engaged in more than one industry segment. The Company evaluates performance by geographic region based on profit or loss before income taxes. Commissions and fees are attributed to the geographic region that generates the billings.

      Commissions and fees, operating profit, and income of consolidated companies before taxes on income for the three months ended March 31, 2000 and 1999, and related identifiable assets at March 31, 2000 and December 31, 1999 are summarized below according to geographic region:


                                              UNITED STATES                       EUROPE
                                        ---------------------------    -----------------------------
                                           2000          1999              2000           1999
                                        ------------- -------------    -------------- --------------


Commissions and fees                      $128,311     $ 99,117           $125,970      $106,427
                                        ------------- -------------    -------------- --------------

Operating profit (loss)                      5,678        5,521              7,841         2,058
                                        ------------- -------------    -------------- --------------
Income (loss) of consolidated
 companies before taxes on income            7,882        7,098              6,884         1,720
                                        ------------- -------------    -------------- --------------

Identifiable assets                        731,143      796,657            739,976       752,662
                                        ------------- -------------    -------------- --------------
Investments in and advances to
 nonconsolidated affiliated companies


Total assets




                                                   OTHER                          CONSOLIDATED
                                        ---------------------------    -----------------------------
                                           2000          1999              2000           1999
                                        ---------------------------    -----------------------------


Commissions and fees                      $ 34,427     $ 22,363         $  288,708    $  227,907
                                        ------------- -------------    -------------- --------------

Operating profit (loss)                     (1,711)      (4,522)            11,808         3,057
                                        ------------- -------------    -------------- --------------
Income (loss) of consolidated
 companies before taxes on income           (1,807)      (4,801)            12,959         4,017
                                        ------------- -------------    -------------- --------------

Identifiable assets                        251,945      241,974          1,723,064     1,791,293
                                        ------------- -------------
Investments in and advances to
 nonconsolidated affiliated companies                                       17,895        17,961
                                                                       -------------- --------------
Total assets                                                           $ 1,740,959   $ 1,809,254
                                                                       -------------- --------------





8.     During the first quarter of 2000 and 1999, total comprehensive income
       (loss) amounted to $2,450 and $(1,055), respectively. The difference between net income and total comprehensive income (loss) is the result of the change in the translated value of the net assets of the Company's international operations due to the change in value of the United States dollar versus other currencies

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                              RESULTS OF OPERATIONS
                 (in thousands, except share and per share data)

RESULTS OF OPERATIONS
Income from commissions and fees ("gross income") increased 26.7% during the first quarter of 2000 when compared to the same period in 1999. Absent exchange rate fluctuations, gross income increased 31.5% in the three months ended March 31, 2000 when compared to the same period in 1999. In the first quarters of 2000 and 1999, respectively, 44.4% and 43.5% of consolidated gross income was attributable to domestic operations and 55.6% and 56.5% to international operations. In the first quarter of 2000, gross income from domestic operations increased 29.5% versus the respective prior period, while gross income from international operations increased 24.5%, (33.0% absent exchange rate fluctuations) for the first quarter of 2000 when compared to the same period in 1999. The increase in gross income primarily resulted from the impact of new business and the continued growth of the Company's media and marketing communications operations, and from acquired companies.

Salaries and employee related expenses increased 23.6% in the first quarter of 2000 when compared to the respective prior period. Office and general expenses increased 22.2% for the three months ended March 31, 2000 versus the comparable prior period. These increases are slightly less but generally in line with the growth in gross income.

Inflation did not have a material effect on revenue or expenses during 2000 or 1999.

Minority interest applicable to consolidated companies increased by $171 in the first quarter of 2000 as compared to the respective prior period. The increase is primarily due to changes in the level of profits of majority-owned companies.

Equity in earnings of nonconsolidated affiliated companies increased by $187 in the first quarter of 2000 as compared to the respective prior period. The fluctuations are primarily due to changes in the level of profits of nonconsolidated affiliated companies.

The effective tax rate is 53.3% in the first quarter of 2000 versus 74.7% in the same period in 1999. The rate was significantly higher in the first quarter of 1999 because the Company decided it was not prudent to recognize the future tax benefits attributable to net operating losses at certain international subsidiaries.

Net income was $5,154 in the first quarter of 2000 as compared to $107 in the respective prior period. Basic and diluted earnings per common share for the first quarter of 2000 were $4.11 and $3.81 as compared to $0.20 for both basic and diluted, respectively, in the comparable quarter in 1999. The increase in net income is attributable principally to increased gross income at the Company's media and marketing communications operations, and the reduction of operating losses at certain international subsidiaries.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                        RESULTS OF OPERATIONS (CONTINUED)
                 (in thousands, except share and per share data)

LIQUIDITY AND CAPITAL RESOURCES
Working capital decreased by $28,994 to a deficit of $85,881 at March 31, 2000, versus a deficit of $56,887 at December 31, 1999. Cash and cash equivalents decreased by $137,457 from $306,556 to $169,099 at March 31, 2000. The decrease in cash and cash equivalents is largely attributable to the timing of collections of accounts receivable and billing of expenses to clients versus payments to trade vendors. Domestically, the Company has committed lines of credit totaling $60,000. These lines of credit were partially utilized during the three months ended March 31, 2000 and 1999 to secure obligations of selected foreign subsidiaries. There was $21,200 and $20,500 outstanding under these credit lines as of March 31, 2000 and December 31, 1999, respectively.

Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. There was $35,694 and $48,000 outstanding at March 31, 2000 and December 31, 1999, respectively.

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

        (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

           GREY ADVERTISING INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GREY ADVERTISING INC.

                                   (REGISTRANT)

DATE:   May 15, 2000          By:/s/         Steven G. Felsher
                                 -----------------------------
                              Steven G. Felsher
                              Executive Vice President -
                              Finance - Worldwide
                              Secretary and Treasurer
                              (Duly Authorized Officer)


DATE:    May 15, 2000         By:/s/        Lester M. Feintuck
                                 -----------------------------
                              Lester M. Feintuck
                              Senior Vice President -
                              Chief Financial Officer - US Operations
                              Controller
                              (Chief Accounting Officer)

                                INDEX TO EXHIBITS


                                                              Page Number in
Number Assigned to                                         Sequential Numbering
Exhibit (i.e. 601 of        Table of Item 601 Exhibits     System Where Exhibit
 Regulation S-K)              Description of Exhibits           May be Found
--------------------        --------------------------     ---------------------
      27                    Financial Data Schedule                 16