Form 10-Q
period 2000-06-30
GREY GLOBAL GROUP INC
filed 2000-08-14
CIK 43952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-7898

                             GREY GLOBAL GROUP INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                                                         13-0802840
----------------------------------------                                     --------------------------------------------
(State or other jurisdiction of                                                 (I.R.S. Employer Identification Number)
incorporation or organization)

777 Third Avenue, New York, New York                                                               10017
------------------------------------                                                           -------------
(Address of principal executive offices)                                                        (Zip Code)

Registrant's telephone number,
including area code:                                                                            212-546-2000
                                                                                             ------------------

                                 NOT APPLICABLE
                               ------------------
    Former name, former address and former fiscal year, if changed since last report.

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

As of July 31, 2000, the total number of shares outstanding of Registrant's Common Stock, par value $0.01 per share ("Common Stock"), was 1,011,919 and of Registrant's Limited Duration Class B Common Stock, par value $0.01 per share ("Class B Common Stock"), was 229,096.

                             GREY GLOBAL GROUP INC.

                      AND CONSOLIDATED SUBSIDIARY COMPANIES

                                      INDEX

                                                                                            PAGE NO.
                                                                                            --------
                  Financial Statements:
                      Condensed Consolidated Balance Sheets                                      3

                      Condensed Consolidated Statements of Operations                            5

                      Condensed Consolidated Statements of Cash Flows                            6

                      Notes to Condensed Consolidated Financial Statements                       8

                  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                       11

                  Other Information                                                             13

                  Signatures                                                                    14

                  Index to Exhibits                                                             15

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 JUNE 30,                DECEMBER 31,
                                                                                   2000                      1999
(in thousands, except share and per share data)                                (UNAUDITED)                   (A)
-----------------------------------------------
                                                                         ------------------------- -------------------------
ASSETS
Current assets:

   Cash and cash equivalents                                                  $      140,073            $     306,556
   Marketable securities                                                               4,568                    5,581
   Accounts receivable                                                             1,043,948                  940,612
   Expenditures billable to clients                                                   81,191                   51,991
   Other current assets                                                              114,833                   93,207
                                                                         ------------------------- -------------------------
Total current assets                                                               1,384,613                1,397,947

Investments in and advances to nonconsolidated affiliated companies                   17,971                   17,961
Fixed assets-at cost, less accumulated depreciation of $168,540 in
   2000 and $158,370 in 1999                                                         140,777                  126,939
Marketable securities                                                                 19,357                   22,429
Intangibles-net of accumulated amortization of $50,658 in 2000 and
   $42,818 in 1999                                                                   174,440                  157,115
Other assets-including loans to executive officers of $5,247 in 2000
   and 1999                                                                          101,148                   86,863
                                                                         ------------------------- -------------------------
Total assets                                                                  $    1,838,306            $   1,809,254
                                                                         ========================= =========================

     See accompanying notes to condensed consolidated financial statements.

     (A) The condensed consolidated balance sheet has been derived from the audited financial statements at that date.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                                                                                   JUNE 30,                DECEMBER 31,
                                                                                     2000                      1999
(in thousands, except share and per share data)                                  (UNAUDITED)                   (A)
-----------------------------------------------                                 -------------------- -------------------------
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                             $    1,211,935             $   1,161,508
   Notes payable to banks                                                               74,602                    68,500
   Accrued expenses and other                                                          185,184                   208,254
   Income taxes payable                                                                 15,233                    16,572
                                                                                -------------------- -------------------------
Total current liabilities                                                            1,486,954                 1,454,834
Other liabilities, including deferred compensation of $48,164 in 2000
   and $44,160 in 1999                                                                  71,808                    75,260
Long-term debt                                                                          78,025                    78,025
Minority interest                                                                       20,063                    19,620
Redeemable Preferred Stock-at redemption value; par value $0.01 per share in
   2000 and $1 per share in 1999; authorized 500,000 shares;
   issued and outstanding 30,000 shares in 2000 and 1999                                   101                    10,150
Common stockholders' equity:
   Common Stock- par value $0.01 per share in 2000 and $1 per share in 1999;
     authorized 50,000,000 shares in 2000 and 10,000,000 shares in 1999; issued
     1,234,488 shares in 2000 and 1,228,534 shares in 1999                                  12                     1,229
   Limited Duration Class B Common Stock-par value $0.01 per share in 2000 and
     $1 per share in 1999; authorized 10,000,000 shares in 2000 and 2,000,000
     shares in 1999; issued 256,133 shares in 2000 and 261,224 shares in 1999                3                       261
   Paid-in additional capital                                                           52,095                    39,763
   Retained earnings                                                                   199,360                   191,042
   Accumulated other comprehensive loss:
     Cumulative translation adjustment                                                 (20,610)                  (15,462)
     Unrealized loss on marketable securities                                           (2,783)                     (141)
                                                                                -------------------- -------------------------
   Total accumulated other comprehensive loss                                          (23,393)                  (15,603)
                                                                                -------------------- -------------------------
   Loans to officer used to purchase Common Stock and Limited
     Duration Class B Common Stock                                                      (4,726)                   (4,726)
                                                                                -------------------- -------------------------
                                                                                       223,351                   211,966

   Less-cost of 220,896 and 218,514 shares of Common Stock and 26,937 and 26,937 shares of Limited Duration Class B Common Stock held
     in treasury in 2000 and 1999, respectively                                         41,996                    40,601
                                                                                -------------------- -------------------------
Total common stockholders' equity                                                      181,355                   171,365
                                                                                -------------------- -------------------------
Total liabilities and common stockholders' equity                               $    1,838,306            $    1,809,254
                                                                                ==================== =========================

     See accompanying notes to condensed consolidated financial statements.

     (A) The condensed consolidated balance sheet has been derived from the audited financial statements at that date.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                            FOR THE THREE MONTHS ENDED                 FOR THE SIX MONTHS ENDED
                                                                     JUNE 30,                                  JUNE 30,
(in thousands, except share and per share data)             2000               1999                   2000               1999
-----------------------------------------------     --------------------------------------------------------------------------------
Commissions and fees                                    $    306,375      $      260,953           $    595,083       $    488,860
Expenses:

   Salaries and employee related expenses                    197,273             176,445                384,677            328,080
   Office and general expenses                                95,079              84,037                184,575            157,252
                                                    --------------------------------------------------------------------------------
                                                             292,352             260,482                569,252            485,332
                                                    --------------------------------------------------------------------------------
                                                              14,023                 471                 25,831              3,528
Other income-net                                               1,262                 348                  2,413              1,308
                                                    --------------------------------------------------------------------------------
Income of consolidated companies before taxes on
   income                                                     15,285                 819                 28,244              4,836
Provision for taxes on income                                  7,921               6,000                 14,832              9,000
                                                    --------------------------------------------------------------------------------
Income (loss) of consolidated companies                        7,364              (5,181)                13,412             (4,164)
Minority interest applicable to consolidated
   companies                                                  (2,206)             (1,244)                (3,564)            (2,431)
Equity in earnings (losses) of nonconsolidated
   affiliated companies                                          567                (204)                 1,031                 73
                                                    --------------------------------------------------------------------------------

Net income (loss)                                       $      5,725      $       (6,629)          $     10,879       $     (6,522)
                                                    ================================================================================

Weighted average number
    of common shares outstanding
         Basic                                             1,227,542           1,239,718              1,230,587          1,238,705
         Diluted                                           1,342,343           1,239,718              1,342,460          1,238,705
 Earnings (loss) per common share
         Basic                                                 $4.67              ($4.93)                 $8.78             ($4.73)
         Diluted                                               $4.29              ($4.93)                 $8.10             ($4.73)

Dividends per common share                                     $1.00               $1.00                  $2.00              $2.00
                                                    ================================================================================






     See accompanying notes to condensed consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                       FOR THE SIX MONTHS ENDED
                                                                                               JUNE 30,
(in thousands, except share and per share data)                                     2000                      1999
----------------------------------------------                           ----------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                              $     10,879              $    (6,522)
Adjustments to reconcile net income (loss) to net cash
 (used in) provided by operating activities:
   Depreciation and amortization of fixed assets                                     18,152                   15,893
   Amortization of intangibles                                                        5,598                    4,960
   Deferred compensation                                                              6,008                      490
   Equity in (earnings) losses of nonconsolidated affiliated  companies, net of
     dividends received of $12 in 2000 and $162 in 1999                              (1,019)                      89
   Loss (gain) from the sale of marketable securities                                    96                       (8)
   Minority interest applicable to consolidated companies                             3,564                    2,431
   Restricted stock expense                                                             564                      262
   Deferred income taxes                                                             (1,200)                     586
   Changes in operating assets and liabilities                                     (138,172)                 (14,345)
                                                                         ----------------------------------------------------
Net cash (used in) provided by operating activities                                 (95,530)                   3,836

INVESTING ACTIVITIES
Purchases of fixed assets                                                           (36,456)                 (23,494)
Trust fund deposits                                                                  (1,936)                  (2,054)
Decrease (increase) in investments in and advances to
   nonconsolidated affiliated companies                                               1,009                   (1,635)
Purchases of marketable securities                                                   (2,741)                    (379)
Proceeds from the sale of marketable securities                                       1,900                   44,603
Purchases of investment securities                                                  (14,296)                       -
Increase in intangibles, primarily goodwill                                         (22,923)                 (15,355)
                                                                         ----------------------------------------------------
Net cash (used in) provided by investing activities                                 (75,443)                   1,686

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)



                                                                                       FOR THE SIX MONTHS ENDED
                                                                                               JUNE 30,
(in thousands, except share and per share data)                                        2000                      1999
-----------------------------------------------                          -----------------------------------------------------
FINANCING ACTIVITIES
Net proceeds from short-term borrowings                                              11,579                    9,970
Common shares acquired for treasury                                                  (1,621)                     (98)
Cash dividends paid on common shares                                                 (2,485)                  (2,491)
Cash dividends paid on redeemable Preferred Stock                                      (120)                    (120)
Issuance restricted stock                                                                 7                       12
Proceeds from exercise of stock options                                                 188                      751
                                                                         -----------------------------------------------------
Net cash provided by financing activities                                             7,548                    8,024
Effect of exchange rate changes on cash                                              (3,058)                  (7,457)
                                                                         -----------------------------------------------------
(Decrease) Increase in cash and cash equivalents                                   (166,483)                   6,089
Cash and cash equivalents at beginning of period                                    306,556                  153,816
                                                                         -----------------------------------------------------
Cash and cash equivalents at end of period                                    $     140,073             $    159,905
                                                                         =====================================================



See accompanying notes to condensed consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)


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

2. The financial statements as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

3. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

4. The provision for taxes on income results in an effective tax rate that is greater than the Federal statutory rate principally due to state and local income taxes and an effective foreign tax rate in excess of the Federal statutory rate and, in 1999, the non-recognition of tax benefits of certain international net operating losses.

5. As of June 30, 2000 and December 31, 1999, the Company had outstanding 20,000 shares of Series I Preferred Stock, and 5,000 shares each of its Series II and Series III Preferred Stock. The holder of these shares is the Chairman and Chief Executive Officer of the Company. Each share of Preferred Stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock (subject to certain adjustments) upon redemption, less a fixed discount established upon the issuance of the Preferred Stock. The holder of each class of Preferred Stock is entitled to receive cumulative preferential dividends at the annual rate of $.25 per share, and to participate in dividends on one share of the Common Stock and one share of the Class B Common Stock to the extent such dividends exceed the per share preferential dividend. The redemption date for the Series I, Series II and Series III Preferred Stock is fixed at April 7, 2004.

6. The computation of basic earnings per common share is based on the weighted average number of common shares outstanding and, for diluted earnings per common share, is adjusted for the dilutive effect, if any, of the assumed exercise of dilutive stock options, shares issuable pursuant to the Company's Senior Management Incentive Plan and the assumed conversion of the Company's 8 1/2% Convertible Subordinated Debentures. For the purpose of computing basic earnings per common share, the Company's net income is adjusted by dividends paid on the Company's Preferred Stock and by the change in redemption value of the Company's Preferred Stock during the period. For the purpose of computing diluted earnings per common share, net income is also adjusted by the interest savings, net of tax, on the assumed conversion of the Company's 8 1/2% Convertible Subordinated Debentures. Additionally, in computing diluted earnings per common share, the average quarterly market price is used to determine the number of shares which would be assumed to be repurchased. The market price for a share of Class B Common Stock, which is not publicly traded, is deemed to be equal to the market price

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (in thousands, except share and per share data)

     of a share of Common Stock, into which a share of Class B Common Stock may be converted at the option of the holder, as of the date such valuation is made. The following table shows the amounts effecting income used in computing earnings per common share ("EPS") and the weighted average number of shares of dilutive potential common stock:


                                                       FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                           JUNE 30,
                                                   ----------------------------------------------------------------------
                                                          2000               1999           2000             1999
                                                   ----------------------------------------------------------------------
             BASIC EARNINGS (LOSS) PER
             -------------------------
                    COMMON SHARE
                    ------------
 WEIGHTED AVERAGE SHARES                                1,227,542        1,239,718         1,230,587         1,238,705
 -----------------------                           ----------------------------------------------------------------------

 Net income (loss)                                       $  5,725         $ (6,629)         $ 10,879          $ (6,522)
 Effect of dividend requirements and the change in
   redemption value of redeemable  preferred stock              5              521               (77)              661
                                                   ----------------------------------------------------------------------
 NET  EARNINGS (LOSS) USED IN COMPUTATION                $  5,730         $ (6,108)         $ 10,802          $ (5,861)
                                                   ----------------------------------------------------------------------

 PER SHARE AMOUNT                                           $4.67           ($4.93)            $8.78            ($4.73)
                                                   ======================================================================
            DILUTED EARNINGS (LOSS) PER
            ---------------------------
                    COMMON SHARE
                    ------------
 Weighted average shares used in the Basic EPS
   calculation                                          1,227,542        1,239,718         1,230,587         1,238,705
 Net effect of dilutive stock options and stock
   incentive plans (2)                                     63,673                - (1)        60,745                 - (1)
 Assumed conversion of  8.5% convertible
   subordinated debentures                                 51,128                - (1)        51,128                 - (1)
                                                   ----------------------------------------------------------------------
 ADJUSTED WEIGHTED AVERAGE SHARES                       1,342,343        1,239,718         1,342,460         1,238,705
                                                   ----------------------------------------------------------------------
 Net earnings (loss) used in the Basic EPS
   calculation                                           $  5,730         $ (6,108)          $10,802          $ (5,861)
 8.5% convertible subordinated debentures
   interest net of income tax effect                           35                - (1)            71                 - (1)
                                                   ----------------------------------------------------------------------
 NET  EARNINGS (LOSS) USED IN COMPUTATION                $  5,765         $ (6,108)         $ 10,873          $ (5,861)
                                                   ----------------------------------------------------------------------

 PER SHARE AMOUNT                                           $4.29           ($4.93)            $8.10            ($4.73)
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

     (2) Includes 15,723 and 15,411 shares expected to be issued pursuant to the Senior Management Incentive Plan for the three and six months ended June 30, 2000, respectively. Due to their anti-dilutive effect, shares expected to be issued pursuant to the Senior Management Incentive Plan for the three and six months ended June 30, 1999 were not included in the calculation.

7. During the second quarter of 2000 and 1999, total comprehensive income amounted to $639 and total comprehensive loss amounted to $9,882, respectively and for the six months ended June 30, 2000 and 1999 total comprehensive income was $3,089 and total comprehensive loss was $10,937, respectively. The difference between net income and total comprehensive income is the result of the change in the translated value of the net assets of the Company's international operations due to the change in value of the United States Dollar versus other currencies.

8. The Company is not engaged in more than one industry segment. The Company evaluates performance by geographic region based on profit or loss before income taxes. Commissions and fees are attributed to the geographic region that generates the billings.

     Commissions and fees, operating profit, and income of consolidated companies before taxes on income for the three and six months ended June 30, 2000 and 1999, and related identifiable assets at June 30, 2000 and December 31, 1999 are summarized below according to geographic region:

                                                                         For the Three Months Ended
                                                                                  June 30,
                                               ------------------------------------------------------------------------------
                                                          United States                                Europe
                                               -----------------------------------      -------------------------------------
                                                      2000            1999                     2000             1999
                                               ----------------- -----------------      ----------------- -------------------
   Commissions and fees                        $      137,144    $      106,251         $      126,765    $         128,207
                                               ----------------- -----------------      ----------------- -------------------

   Operating profit (loss)                              4,203             1,025                  5,725                3,738
                                               ----------------- -----------------      ----------------- -------------------

   Income (loss) of consolidated companies
    before taxes on income                              5,301             1,605                  5,778                3,998
                                               ----------------- -----------------      ----------------- -------------------

   Identifiable assets


   Investments in and advances to non-
    consolidated affiliated companies

   Total assets
                                                                         For the Three Months Ended
                                                                                  June 30,
                                              -------------------------------------     ----------------------------------------
                                                             Other                                    Consolidated
                                              -------------------------------------     ----------------------------------------
                                                   2000                 1999                   2000                  1999
                                              ----------------- -------------------     -------------------- -------------------
   Commissions and fees                       $       42,466     $         26,495       $         306,375    $        260,953
                                              ----------------- -------------------     -------------------- -------------------

   Operating profit (loss)                             4,095               (4,292)                 14,023                 471
                                              ----------------- -------------------     -------------------- -------------------

   Income (loss) of consolidated companies
    before taxes on income                             4,206               (4,784)                 15,285                 819
                                              ----------------- -------------------     -------------------- -------------------

   Identifiable assets


   Investments in and advances to non-
    consolidated affiliated companies

   Total assets

                                                                         For the Six Months Ended
                                                                                  June 30,
                                               ------------------------------------------------------------------------------
                                                          United States                                Europe
                                               -----------------------------------      -------------------------------------
                                                    2000              1999                   2000               1999
                                               ----------------- -----------------      ----------------- -------------------

   Commissions and fees                        $       265,454   $         205,368      $       252,736   $         234,634
                                               ----------------- -----------------      ----------------- -------------------

   Operating profit (loss)                               9,881               6,546               13,566               5,796
                                               ----------------- -----------------      ----------------- -------------------

   Income (loss) of consolidated companies
    before taxes on income                              13,183               8,703               12,662               5,718
                                               ----------------- -----------------      ----------------- -------------------

   Identifiable assets                                 736,442             796,657              815,360             752,662
                                               ----------------- -----------------      ----------------- -------------------
   Investments in and advances to non-
    consolidated affiliated companies

   Total assets
                                                                         For the Six Months Ended
                                                                                  June 30,
                                              ----------------------------------------------------------------------------------
                                                            Other                                   Consolidated
                                              -----------------------------------     ------------------------------------------
                                                   2000              1999                     2000                 1999
                                              ----------------- -----------------     ---------------------- -------------------
   Commissions and fees                       $        76,893   $         48,858       $           595,083   $         488,860
                                              ----------------- -----------------     ---------------------- -------------------

   Operating profit (loss)                              2,384             (8,814)                   25,831               3,528
                                              ----------------- -----------------     ---------------------- -------------------

   Income (loss) of consolidated companies
    before taxes on income                              2,399             (9,585)                   28,244               4,836
                                              ----------------- -----------------     ---------------------- -------------------

   Identifiable assets                                268,533            241,974                 1,820,335           1,791,293
                                              ----------------- -----------------

   Investments in and advances to non-
    consolidated affiliated companies                                                               17,971              17,961
                                                                                      ---------------------- -------------------

   Total assets                                                                        $         1,838,306   $       1,809,254
                                                                                      ====================== ===================

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND

                 (in thousands, except share and per share data)


RESULTS OF OPERATIONS

Income from commissions and fees ("gross income") increased 17.4% during the second quarter of 2000 and 21.7% during the six months ended June 30, 2000 when compared to the same periods in 1999. Absent exchange rate fluctuations, gross income increased 22.5% in the three months ended June 30, 2000 and 26.7% in the six months ended June 30, 2000 when compared to the same periods in 1999. In the second quarters of 2000 and 1999, respectively, 44.8% and 40.7% of consolidated gross income was attributable to domestic operations and 55.2% and 59.3% to international operations. In the second quarter of 2000 and the first six months of 2000, respectively, gross income from domestic operations increased 29.1% and 29.3% versus the respective prior periods, while gross income from international operations increased 9.4%, (18.0% absent exchange rate fluctuations) for the second quarter of 2000 and 16.3% (24.8% absent exchange rate fluctuations) for the first six months of 2000 when compared to the same periods in 1999. The increase in gross income primarily resulted from the impact of new business and the continued growth of the Company's media and marketing communications operations, and from acquired operations.

Salaries and employee related expenses increased 11.8% in the second quarter of 2000 and 17.3% for the first six months of 2000 when compared to the respective prior periods. Office and general expenses increased 13.1% and 17.4% for the three and six months ended June 30, 2000 versus the comparable prior periods. These increases are slightly less but generally in line with the growth in gross income.

Inflation did not have a material effect on revenue or expenses during 2000 or 1999.

Minority interest applicable to consolidated companies increased by $962 in the second quarter of 2000 and increased by $1,133 for the first six months of 2000 as compared to the respective prior periods. The increase is primarily due to changes in the level of profits of majority-owned companies.

Equity in earnings of nonconsolidated affiliated companies increased by $771 in the second quarter of 2000 and increased by $958 for the first six months of 2000 as compared to the respective prior periods. The fluctuations are primarily due to changes in the level of profits of nonconsolidated affiliated companies.

The effective tax rate is 51.8% for the second quarter of 2000 and 52.5% for the first six months of 2000. The rates were significantly higher in the comparable periods in 1999 principally because the Company decided it was not prudent to recognize the future tax benefits attributable to net operating losses at certain international subsidiaries.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND

                 (in thousands, except share and per share data)

Net income was $5,725 in the second quarter of 2000 and $10,879 for the first six months of 2000 as compared to net losses of $6,629 and $6,522, respectively, in the comparable prior periods. Basic and diluted earnings per common share for the second quarter of 2000 were $4.67 and $4.29 respectively, and for the first six months of 2000 were $8.78 and $8.10 respectively. The increase in net income is attributable principally to increased gross income at the Company's media and marketing communications operations, and the reduction of operating losses at certain international subsidiaries. Basic and diluted loss per common share for the second quarter of 1999 was $4.93 and for the first six months of 1999 was $4.73.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased by $45,454 to a deficit of $102,341 at June 30, 2000, versus a deficit of $56,887 at December 31, 1999. Cash and cash equivalents decreased by $166,483 from $306,556 to $140,073 at June 30, 2000. The decrease in cash and cash equivalents is attributable to the acquisition of a number of companies, the continued expansion of the Company's media and marketing communications operations internationally and the timing of collections of accounts receivable and billing of expenses to clients versus payments to trade vendors. Domestically, the Company has committed lines of credit totaling $60,000 that it believes adequate. These lines of credit were partially utilized during the three months ended June 30, 2000 and 1999 to secure obligations of selected foreign subsidiaries. There was $19,300 and $20,500 outstanding under these credit lines as of June 30, 2000 and December 31, 1999, respectively.

Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. There was $55,302 and $48,000 outstanding at June 30, 2000 and December 31, 1999, respectively.

FORWARD LOOKING STATEMENTS

In connection with the provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company may include Forward Looking Statements (as defined in the Reform Act) in oral or written public statements issued by or on behalf of the Company. These Forward Looking Statements may include, among other things, plans, objectives, projections, anticipated future economic performance or assumptions and the like that are subject to risks and uncertainties. As such, actual results or outcomes may differ materially from those discussed in the Forward Looking Statements. Important factors which may cause actual results to differ, include but are not limited to the following: the unanticipated loss of a material client or key personnel, delays or reductions in client budgets, shifts in industry rates of compensation, government compliance costs or litigation, unanticipated natural disasters, changes in the general economic conditions that affect interest rates and/or consumer spending both in the U.S. and the international markets in which the Company operates, unanticipated expenses, client preferences which can be affected by competition, the inability to implement upgrades for certain computer programs which are not Year 2000 compliant and the ability to project risk factors which may vary.

                                     PART II

                                OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K


             (a) Exhibits: Reference is made to the Index annexed hereto and made a part hereof.

             (b) Reports on Form 8-K: At the Annual Meeting of Stockholders of Grey Advertising Inc. (the "Company") held on June 29, 2000, the stockholders of the Company approved amendments to the Restated Certificate of Incorporation of the Company to: (i) change the name of the Company to Grey Global Group Inc., (ii) increase the number of authorized shares of the Company's Common Stock and Limited Duration Class B Common Stock, (iii) decrease the par value per share of the Company's authorized shares and (iv) make certain other related changes. A copy of the Restated Certificate of Incorporation of the Company that was filed with the Secretary of State of the State of Delaware on July 14, 2000. (Incorporated herein by reference to Grey's report on Form 8-K dated July 13, 2000 and filed July 21,
                  2000)

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          GREY ADVERTISING INC.
                                                          ---------------------

                                                                   (REGISTRANT)

DATE:          August 14, 2000                            By:/s/         Steven G. Felsher
                                                             -----------------------------
                                                          Steven G. Felsher
                                                          Executive Vice President -
                                                          Finance - Worldwide
                                                          Secretary and Treasurer
                                                          (Duly Authorized Officer)


DATE:          August 14, 2000                            By:/s/        Lester M. Feintuck
                                                             -----------------------------
                                                          Lester M. Feintuck
                                                          Senior Vice President -
                                                          Chief Financial Officer - US Operations
                                                          Controller
                                                          (Chief Accounting Officer)

                                               INDEX TO EXHIBITS

    Number Assigned to                                                                Page Number in Sequential
   Exhibit (i.e. 601 of                     Table of Item 601 Exhibits                 Numbering System Where
      Regulation S-K)                        Description of Exhibits                    Exhibit May be Found
      ---------------                        -----------------------                    --------------------
            27                               Financial Data Schedule                              16