Form 10-Q
period 2000-09-30
GREY GLOBAL GROUP INC
filed 2000-11-14
CIK 43952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-7898

                             GREY GLOBAL GROUP INC.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                   13-0802840
--------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

777 Third Avenue, New York, New York                   10017
------------------------------------               -------------
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

As of October 31, 2000, the total number of shares outstanding of Registrant's Common Stock, par value $0.01 per share ("Common Stock"), was 1,026,775 and of Registrant's Limited Duration Class B Common Stock, par value $0.01 per share ("Class B Common Stock"), was 226,226.

                             GREY GLOBAL GROUP INC.

                      AND CONSOLIDATED SUBSIDIARY COMPANIES

                                      INDEX





                                                                                      PAGE NO.
                                                                                      --------

Financial Statements:

     Condensed Consolidated Balance Sheets                                                  3

     Condensed Consolidated Statements of Operations                                        5

     Condensed Consolidated Statements of Cash Flows                                        6

     Notes to Condensed Consolidated Financial Statements                                   8

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                                   11

Other Information                                                                          13

Signatures                                                                                 14

Index to Exhibits                                                                          15

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                             SEPTEMBER 30,          DECEMBER 31,
(in thousands, except share and per share data)                                                  2000                   1999
-----------------------------------------------                                               (UNAUDITED)               (A)
                                                                                     -----------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                               $        129,282       $       306,556
   Marketable securities                                                                              5,002                 5,581
   Accounts receivable                                                                            1,001,979               940,612
   Expenditures billable to clients                                                                  50,467                51,991
   Other current assets                                                                             105,928                93,207
                                                                                     -----------------------------------------------
Total current assets                                                                              1,292,658             1,397,947

Investments in and advances to nonconsolidated affiliated companies                                  17,485                17,961

Fixed assets-at cost, less accumulated depreciation of $171,718 in 2000 and
   $158,370 in 1999                                                                                 147,004               126,939
Marketable securities                                                                                17,274                22,429
Intangibles-net of accumulated amortization of $51,493 in 2000 and $42,818 in 1999                  174,411               157,115

Other assets-including loans to executive officers of $5,247 in 2000 and 1999                       111,033                86,863
                                                                                     -----------------------------------------------
Total assets                                                                               $      1,759,865       $     1,809,254
                                                                                     ===============================================

     See accompanying notes to condensed consolidated financial statements.
     (A) The condensed consolidated balance sheet has been derived from the audited financial statements at that date.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                                             SEPTEMBER 30,          DECEMBER 31,
(in thousands, except share and per share data)                                                  2000                   1999
-----------------------------------------------                                               (UNAUDITED)               (A)
                                                                                     -----------------------------------------------
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                        $      1,125,450        $     1,161,508
   Notes payable to banks                                                                            78,132                 68,500
   Accrued expenses and other                                                                       180,574                208,254
   Income taxes payable                                                                              17,556                 16,572
                                                                                     -----------------------------------------------
Total current liabilities                                                                         1,401,712              1,454,834
Other liabilities, including deferred compensation of $51,741 in 2000 and $44,160
   in 1999                                                                                           77,195                 75,260
Long-term debt                                                                                       78,025                 78,025
Minority interest                                                                                    21,378                 19,620
Redeemable Preferred Stock-at redemption value; par value $0.01 per share in 2000 and $1 per share in 1999; authorized 500,000 shares; issued and outstanding
   30,000 shares in 2000 and 1999                                                                    10,048                 10,150
Common stockholders' equity:
   Common Stock- par value $0.01 per share in 2000 and $1 per share in 1999;
      authorized 50,000,000 shares in 2000 and 10,000,000 shares in 1999; issued
      1,234,898 shares in 2000 and 1,228,534 shares in 1999                                              12                  1,229
   Limited Duration Class B Common Stock-par value $0.01 per share in 2000 and
      $1 per share in 1999; authorized 10,000,000 shares in 2000 and 2,000,000
      shares in 1999; issued 255,723 shares in 2000 and 261,224 shares in 1999                            3                    261
   Paid-in additional capital                                                                        42,724                 39,763
   Retained earnings                                                                                203,254                191,042
   Accumulated other comprehensive loss:
      Cumulative translation adjustment                                                             (26,312)               (15,462)
      Unrealized loss on marketable securities                                                       (3,369)                  (141)
                                                                                     -----------------------------------------------
   Total accumulated other comprehensive loss                                                       (29,681)               (15,603)
                                                                                     -----------------------------------------------
   Loans to officer used to purchase Common Stock and Limited Duration
      Class B Common Stock                                                                           (4,726)                (4,726)
                                                                                     -----------------------------------------------
                                                                                                    211,586                211,966
   Less-cost of 211,249 and 218,514 shares of Common Stock and 26,937 and 26,937 shares of Limited Duration Class B Common Stock held in treasury in 2000
      and 1999, respectively                                                                         40,079                 40,601
                                                                                     -----------------------------------------------
Total common stockholders' equity                                                                   171,507                171,365
                                                                                     -----------------------------------------------
Total liabilities and common stockholders' equity                                          $      1,759,865       $      1,809,254
                                                                                     ===============================================

     See accompanying notes to condensed consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         FOR THE THREE MONTHS ENDED               FOR THE NINE MONTHS ENDED
(in thousands, except share and per share data)                 SEPTEMBER 30,                           SEPTEMBER 30,
-----------------------------------------------          2000                 1999                 2000                1999
                                                    ----------------------------------------------------------------------------
Commissions and fees                                 $  301,825           $   262,048           $   896,908          $  750,908
Expenses:
   Salaries and employee related expenses               196,352               171,099               581,029             499,179
   Office and general expenses                           92,002                81,661               276,577             238,913
                                                    ----------------------------------------------------------------------------
                                                        288,354               252,760               857,606             738,092
                                                    ----------------------------------------------------------------------------
                                                         13,471                 9,288                39,302              12,816
Other (loss) income-net                                  (1,232)                  778                 1,181               2,086
                                                    ----------------------------------------------------------------------------
Income of consolidated companies
  before taxes on income                                 12,239                10,066                40,483              14,902
Provision for taxes on income                             6,403                 5,254                21,235              14,254
                                                    ----------------------------------------------------------------------------
Income of consolidated companies                          5,836                 4,812                19,248                 648
Minority interest applicable to
  consolidated companies                                 (1,031)               (1,262)               (4,595)             (3,693)
Equity in earnings of nonconsolidated
  affiliated companies                                      337                 1,081                 1,368               1,154
                                                    ----------------------------------------------------------------------------

Net income (loss)                                    $    5,142           $     4,631           $    16,021          $   (1,891)
                                                    ============================================================================

Weighted average number
    of common shares outstanding
           Basic                                      1,227,346             1,237,281             1,229,489           1,238,225
           Diluted                                    1,352,909             1,337,006             1,345,967           1,238,225
 Earnings (loss) per common share
           Basic                                          $4.19                 $3.68                $12.97              ($1.06)
           Diluted                                        $3.82                 $3.43                $11.92              ($1.06)

Dividends per common share                                $1.00                 $1.00                 $3.00               $3.00
                                                    ============================================================================



     See accompanying notes to condensed consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                              FOR THE NINE MONTHS ENDED
(in thousands, except share and per share data)                                                      SEPTEMBER 30,
-----------------------------------------------                                           2000                           1999
                                                                                ----------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                                  $       16,021                 $      (1,891)
Adjustments to reconcile net income (loss) to net cash
 (used in) provided by operating activities:
   Depreciation and amortization of fixed assets                                           28,388                        23,835
   Amortization of intangibles                                                              8,675                         8,274
   Deferred compensation                                                                    9,138                         2,714
   Equity in earnings of nonconsolidated affiliated companies, net of
    dividends received of $93 in 2000 and $630 in 1999                                     (1,275)                         (524)
   Loss from the sale of marketable securities                                                137                            25
   Minority interest applicable to consolidated companies                                   4,595                         3,693
   Restricted stock expense                                                                   915                           401
   Deferred income taxes                                                                   (1,800)                          878
   Changes in operating assets and liabilities                                           (156,767)                      (30,208)
                                                                                ----------------------------------------------------
Net cash (used in) provided by operating activities                                       (91,973)                        7,197

INVESTING ACTIVITIES
Purchases of fixed assets                                                                 (54,636)                      (38,016)
Trust fund deposits                                                                        (2,738)                       (2,866)
Decrease (increase) in investments in and advances to
   nonconsolidated affiliated companies                                                     1,751                        (2,508)
Purchases of marketable securities                                                         (2,741)                       (1,689)
Proceeds from the sale of marketable securities                                             3,938                        46,762
Purchases of investment securities                                                        (15,573)                            -
Increase in intangibles, primarily goodwill                                               (25,971)                      (27,107)
                                                                                ----------------------------------------------------
Net cash used in investing activities                                                     (95,970)                      (25,424)

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)

                                                                             FOR THE NINE MONTHS ENDED
(in thousands, except share and per share data)                                    SEPTEMBER 30,
-----------------------------------------------                                2000                      1999
                                                                  ------------------------------------------------------
FINANCING ACTIVITIES
Net proceeds from short-term borrowings                                       16,116                    17,547
Common shares acquired for treasury                                           (2,642)                   (1,007)
Cash dividends paid on common shares                                          (3,733)                   (3,739)
Cash dividends paid on redeemable Preferred Stock                               (180)                     (180)
Issuance of restricted stock                                                      13                        16
Proceeds from exercise of stock options                                        1,468                       751
                                                                  ------------------------------------------------------
Net cash provided by financing activities                                     11,042                    13,388
Effect of exchange rate changes on cash                                         (373)                   (1,242)
                                                                  ------------------------------------------------------
Decrease in cash and cash equivalents                                       (177,274)                   (6,081)
Cash and cash equivalents at beginning of period                             306,556                   153,816
                                                                  ------------------------------------------------------
Cash and cash equivalents at end of period                           $       129,282            $      147,735
                                                                  ======================================================



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

2. The financial statements as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

3. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

4. The provision for taxes on income results in an effective tax rate that is greater than the Federal statutory rate principally due to state and local income taxes and an effective foreign tax rate in excess of the Federal statutory rate and, in 1999, the non-recognition of tax benefits of certain international net operating losses.

5. As of September 30, 2000 and December 31, 1999, the Company had outstanding 20,000 shares of Series I Preferred Stock, and 5,000 shares each of its Series II and Series III Preferred Stock. The holder of these shares is the Chairman and Chief Executive Officer of the Company. Each share of Preferred Stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock (subject to certain adjustments) upon redemption, less a fixed discount established upon the issuance of the Preferred Stock. The holder of each class of Preferred Stock is entitled to receive cumulative preferential dividends at the annual rate of $.25 per share, and to participate in dividends on one share of the Common Stock and one share of the Class B Common Stock to the extent such dividends exceed the per share preferential dividend. The redemption date for the Series I, Series II and Series III Preferred Stock is fixed at April 7, 2004.

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

                                                             FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                         SEPTEMBER 30,
                                                       ----------------------------------------------------------------------------
                                                               2000                  1999            2000                1999
                                                       ----------------------------------------------------------------------------
                 BASIC EARNINGS (LOSS) PER
                 -------------------------
                        COMMON SHARE
                        ------------
 WEIGHTED AVERAGE SHARES                                      1,227,346            1,237,281        1,229,489            1,238,225
 ------------------------                              ----------------------------------------------------------------------------


 Net income (loss)                                            $   5,142            $   4,631        $  16,021            $  (1,891)
 Effect of dividend requirements and the change in
  redemption value of redeemable preferred stock                     (4)                 (84)             (80)                 577
                                                       ----------------------------------------------------------------------------
 NET EARNINGS (LOSS) USED IN COMPUTATION                      $   5,138            $   4,547        $  15,941            $  (1,314)
                                                       ----------------------------------------------------------------------------

 PER SHARE AMOUNT                                                 $4.19                $3.68           $12.97               ($1.06)
                                                       ============================================================================

                DILUTED EARNINGS (LOSS) PER
                ---------------------------
                      COMMON SHARE
                      ------------
 Weighted average shares used in the Basic EPS
  calculation                                                 1,227,346            1,237,281        1,229,489            1,238,225
 Net effect of dilutive stock options and stock
  incentive plans (2)                                            74,435               48,597           65,350       (1)          -
 Assumed conversion of 8.5% convertible subordinated
  debentures                                                     51,128               51,128           51,128       (1)          -
                                                       ----------------------------------------------------------------------------
 ADJUSTED WEIGHTED AVERAGE SHARES                             1,352,909            1,337,006        1,345,967            1,238,225
                                                       ----------------------------------------------------------------------------

 Net earnings (loss) used in the Basic EPS calculation        $   5,138            $   4,547          $15,941            $  (1,314)
 8.5% convertible subordinated debentures
  interest net of income tax effect                                  35                   34              105       (1)          -
                                                       ----------------------------------------------------------------------------
 NET  EARNINGS (LOSS) USED IN COMPUTATION                     $   5,173            $   4,581        $  16,046            $  (1,314)
                                                       ----------------------------------------------------------------------------

 PER SHARE AMOUNT                                                 $3.82                $3.43           $11.92               ($1.06)
                                                       ============================================================================

       (1) For the nine months ended September 30, 1999, the assumed exercise of stock options, issuances under stock incentive plans and the assumed conversion of the 8 1/2% Convertible Subordinated Debentures each had an anti-dilutive effect. As such, these items have been excluded from the diluted EPS calculation for the period.

       (2) Includes 14,894 and 15,239 shares expected to be issued pursuant to the Senior Management Incentive Plan for the three and nine months ended September 30, 2000, respectively, and 11.030 shares expected to be issued pursuant to the Senior Management Incentive Plan for the three months ended September 30, 1999. Due to their anti-dilutive effect, shares expected to be issued pursuant to the Senior Management Incentive Plan for the nine months ended September 30, 1999 were not included in the calculation.

7. During the third quarter of 2000 and 1999, total comprehensive loss amounted to $1,146 and total comprehensive income amounted to $2,683, respectively, and for the nine months ended September 30, 2000 and 1999 total comprehensive income was $1,943 and total comprehensive loss was $8,254, respectively. The difference between net income and total comprehensive income is the result of the change in the translated value of the net assets of the Company's international operations due to the change in value of the United States dollar versus other currencies.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (in thousands, except share and per share data)

8. The Company is not engaged in more than one industry segment. The Company evaluates performance by geographic region based on profit or loss before income taxes. Commissions and fees are attributed to the geographic region that generates the billings. Commissions and fees, operating profit, and income (loss) of consolidated companies before taxes on income for the three and nine months ended September 30, 2000 and 1999, and related identifiable assets at September 30, 2000 and December 31, 1999 are summarized below according to geographic region:

                                                          FOR THE THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                            ----------------------------------------------------------------------------------------------
                               UNITED STATES             EUROPE                    OTHER                CONSOLIDATED
                            --------------------   ---------------------    ---------------------   ----------------------
                               2000     1999          2000      1999         2000         1999        2000         1999
                            --------------------   ---------------------    ---------------------   ----------------------
  Commissions and fees      $135,066  $120,163     $125,306   $  107,278    $ 41,453   $  34,607    $  301,825  $  262,048
                            --------------------   ---------------------    ---------------------   ----------------------
  Operating profit (loss)      7,080     6,641        5,920        1,642         471       1,005        13,471       9,288
                            --------------------   ---------------------    ---------------------   ----------------------
  Income (loss) of
  consolidated companies
  before taxes on income       7,408     7,651        4,186        1,729         645         686        12,239      10,066
                            --------------------   ---------------------    ---------------------   ----------------------

  Identifiable assets

  Investments in and
  advances to non-
  consolidated affiliated
  companies



  Total assets


                                                           FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                            ----------------------------------------------------------------------------------------------
                              UNITED STATES              EUROPE                   OTHER                CONSOLIDATED
                            -------------------    ---------------------   ---------------------   -----------------------
                             2000      1999         2000       1999          2000      1999          2000        1999
                            -------------------    ---------------------   ---------------------   -----------------------
  Commissions and fees      $ 400,521  $325,531     $378,042   $341,912    $118,345   $  83,465    $   896,908 $  750,908
                            -------------------    ---------------------   ---------------------   -----------------------
  Operating profit (loss)      16,961    13,187       19,486      7,438       2,855      (7,809)        39,302     12,816
                            --------------------   ---------------------    ---------------------   ----------------------
  Income (loss) of
  consolidated companies
  before taxes on income       20,591    16,354       16,848      7,447       3,044      (8,899)        40,483     14,902
                            -------------------    ---------------------   ---------------------   -----------------------

  Identifiable assets         688,443   796,657      793,302    752,662     260,635     241,974      1,742,380  1,791,293
                            -------------------    ---------------------   ---------------------
  Investments in and
  advances to non-
  consolidated affiliated
  companies                                                                                             17,485     17,961
                                                                                                   -----------------------


  Total assets                                                                                     $ 1,759,865 $1,809,254
                                                                                                   =======================

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                              RESULTS OF OPERATIONS
                 (in thousands, except share and per share data)

RESULTS OF OPERATIONS

Income from commissions and fees ("gross income") increased 15.2% during the third quarter of 2000 and 19.4% during the nine months ended September 30, 2000 when compared to the same periods in 1999. Absent exchange rate fluctuations, gross income increased 19.7% in the three months ended September 30, 2000 and 24.2% in the nine months ended September 30, 2000 when compared to the same periods in 1999. In the third quarters of 2000 and 1999, respectively, 44.8% and 45.9% of consolidated gross income was attributable to domestic operations and 55.2% and 54.1% to international operations. In the third quarter of 2000 and the first nine months of 2000, respectively, gross income from domestic operations increased 12.4% and 23.0% versus the respective prior periods, while gross income from international operations increased 17.5%, (25.9% absent exchange rate fluctuations) for the third quarter of 2000 and 16.7% (25.2% absent exchange rate fluctuations) for the first nine months of 2000 when compared to the same periods in 1999. The increase in gross income primarily resulted from the impact of new client assignments, the continued growth of the Company's media and marketing communications operations, and from acquired companies.

Salaries and employee related expenses increased 14.8% in the third quarter of 2000 and 16.4% for the first nine months of 2000 when compared to the respective prior periods. Office and general expenses increased 12.7% and 15.8% for the three and nine months ended September 30, 2000 versus the comparable prior periods. These increases are slightly less than the increases in gross income.

Inflation did not have a material effect on revenue or expenses during 2000 or 1999.

Minority interest applicable to consolidated companies decreased by $231 in the third quarter of 2000 and increased by $902 for the first nine months of 2000 as compared to the respective prior periods. The fluctuations are primarily due to changes in the level of profits of majority-owned companies.

Equity in earnings of nonconsolidated affiliated companies decreased by $744 in the third quarter of 2000 and increased by $214 for the first nine months of 2000 as compared to the respective prior periods. The fluctuations are primarily due to changes in the level of profits of nonconsolidated affiliated companies.

The effective tax rate is 52.3% for the third quarter of 2000 and 52.5% for the first nine months of 2000. The rate for the nine months ended September 30, 2000 is significantly lower than for the comparable period in 1999 because the Company decided it was not prudent to recognize the future tax benefits attributable to net operating losses at certain international subsidiaries generated last year.

Net income was $5,142 in the third quarter of 2000 and $16,021 for the first nine months of 2000 as compared to net income of $4,631 and a net loss of $1,891, respectively, in the comparable prior periods. Basic and diluted earnings per common share for the third quarter of 2000 were

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                        RESULTS OF OPERATIONS (CONTINUED)
                 (in thousands, except share and per share data)

$4.19 and $3.82, respectively, and for the first nine months of 2000 were $12.97 and $11.92. Basic and diluted income per common share was $3.68 and $3.43, respectively, for the third quarter of 1999. Both basic and diluted loss per common share was each $1.06 for the nine months ended September 30, 1999. Net income increased despite the negative impact of the strengthening of the U.S. dollar, lower interest income from cash balances, costs incurred in connection with the Company's continued upgrading of its general advertising agency operations and adverse market conditions affecting a number of the Companies internet businesses. The increased level of profits is, in large measure, attributable to the continued growth and improvement of the Company's specialized marketing communications and international units.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased by $52,167 to a deficit of $109,054 at September 30, 2000, versus a deficit of $56,887 at December 31, 1999. Cash and cash equivalents decreased by $177,274 from $306,556 to $129,282 at September 30, 2000. The decrease in cash and cash equivalents is attributable to the acquisition of a number of companies, the continued expansion of the Company's media and marketing communications operations internationally and the timing of collections of accounts receivable and billing of expenses to clients versus payments to trade vendors. Domestically, the Company has committed lines of credit totaling $64,000 that together, with its other sources of funding, it believes adequate. These lines of credit were partially utilized during the three months ended September 30, 2000 and 1999 to secure obligations of selected foreign subsidiaries. There was $30,700 and $20,500 outstanding under these credit lines as of September 30, 2000 and December 31, 1999, respectively.

Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. There was $47,432 and $48,000 outstanding at September 30, 2000 and December 31, 1999, respectively.

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

       (b) Reports on Form 8-K: The Company did not file any reports on Form 8K during the quarter ended September 30, 2000.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      GREY ADVERTISING INC.

                                                  (REGISTRANT)


DATE:    November 14, 2000            By:/s/         Steven G. Felsher
                                         -----------------------------
                                      Steven G. Felsher
                                      Executive Vice President -
                                      Finance - Worldwide
                                      Secretary and Treasurer
                                      (Duly Authorized Officer)


DATE:    November 14, 2000            By:/s/        Lester M. Feintuck
                                         -----------------------------
                                      Lester M. Feintuck
                                      Senior Vice President -
                                      Chief Financial Officer - US Operations
                                      Controller
                                      (Chief Accounting Officer)

                                INDEX TO EXHIBITS

                                                                                                    Page Number in Sequential
     Number Assigned to Exhibit                     Table of Item 601 Exhibits                   Numbering System Where Exhibit
    (i.e. 601 of Regulation S-K)                     Description of Exhibits                               May be Found
    ----------------------------                     -----------------------                               ------------
               27                                Financial Data Schedule                                      16
