Form 10-K405
period 2000-12-31
GREY GLOBAL GROUP INC
filed 2001-03-30
CIK 43952

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-7898

                             GREY GLOBAL GROUP INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      13-0802840
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

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

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $574,335,312 as at March 1, 2001.

     The registrant had 1,029,763 shares of its Common Stock, par value $0.01 per share, and 223,659 shares of its Limited Duration Class B Common Stock, par value $0.01 per share, outstanding as at March 1, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual proxy statement to be furnished in connection with the registrant's 2001 annual meeting of stockholders are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

ITEM 1.  BUSINESS.

     The registrant ("Grey") and its subsidiaries (collectively with Grey, the "Company") have been engaged in the planning, creation, supervision and placing of advertising since the Company's formation in 1917. Grey was incorporated in New York in 1925 and changed its state of incorporation to Delaware in 1974.

     The Company's principal business activity consists of providing a full range of advertising and marketing communications services to clients on an international or local basis. Most typically, this involves developing an advertising and/or marketing plan after study of a client's business, the distribution or utilization of the client's products or services and the use of various media (e.g., television, radio, newspapers, magazines, direct mail, outdoor billboards and the Internet) by which desired market performance can best be achieved. The Company then creates advertising, prepares media recommendations and places advertising in the media. The Company's business also involves it in allied areas such as marketing consultation, audio-visual production, co-marketing programs, database management, direct marketing, interactive consulting and production, marketing research, media research and buying, product publicity, public affairs, public relations and sales promotion.

     The Company serves a diversified client roster in the apparel, automobile, beverage, chemical, communications, community service, computer software and hardware, corporate services, electrical appliance, entertainment and media, food product, home furnishing, houseware, healthcare, packaged goods, publishing, restaurant, retailing, toy and other sectors.

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

     Published reports indicate that there are over 500 advertising agencies of all sizes in the United States. According to a report published in 2000 (Advertising Age, a trade publication), the Company was the sixth largest United States advertising agency in terms of worldwide gross income.

     A majority of Grey's domestic gross income is from clients that have been with the Company more than five years. The agreements between the Company and most of its clients are generally terminable by either the Company or the client upon mutually agreed notice, as is the custom in the industry. Clients may also modify advertising budgets at any time and for any reason, and because the agency's compensation in many cases is determined by reference to client expenditures, shifts in advertising budgets may result in increased or reduced levels of revenue for the Company.

     During 2000, one client (The Procter & Gamble Company), which has been a client of the Company for more than forty years, represented approximately 10% of the Company's consolidated income from commissions and fees. The loss of this client would have an adverse effect on the results of the Company. No other client represented more than 5% of the Company's total consolidated income from commissions and fees. The loss of any single client in past years has not had a long-term negative impact on the Company's financial condition or its competitive position.

     On December 31, 2000, the Company and its nonconsolidated affiliated companies employed approximately 14,250 persons, of whom seven are executive officers of Grey.

     As is generally the case in the advertising industry, the Company's business traditionally has been seasonal, with greater revenues generated in the second and fourth quarters of each year. This reflects, in large degree, the media placement patterns of the Company's clients.

     Advertising programs created by the Company and its nonconsolidated affiliated companies are placed principally in media distributed within the United States and internationally through its offices in the United States and more than 90 other countries. While the Company operates on a worldwide basis, for the purpose of presenting certain financial information in accordance with accounting principles generally accepted in the United States, its operations are deemed to be conducted in three geographic areas. Commissions and fees, operating profit and other relevant information by each such geographic area for the years ended December 31, 2000, 1999 and 1998, and related identifiable and total assets at December 31 of each of the years, are summarized in the Notes to Consolidated Financial Statements.

     While the Company has no reason to believe that its international operations as a whole are presently jeopardized in any material respect, there are certain risks which do not affect domestic operations but which may affect the Company's international operations from time to time. Such risks include the possibility of limitations on repatriation of capital or dividends, political instability, currency devaluation and restrictions on the percentage of permitted international ownership.

FORWARD LOOKING STATEMENTS

     In connection with the provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company may include Forward Looking Statements (as defined in the Reform Act) in oral or written public statements issued by or on behalf of the Company. These Forward Looking Statements may include, among other things, plans, objectives, projections, anticipated future economic performance or assumptions and the like that are subject to risks and uncertainties. Actual results or outcomes may differ materially from those discussed in the Forward Looking Statements. Important factors which may cause actual results to differ, include but are not limited to, the following: the unanticipated loss of a material client or key personnel, delays or reductions in client budgets, shifts in industry rates of compensation, government compliance costs or litigation, unanticipated natural disasters, technological developments, changes in the general economic conditions that affect exchange rates, interest rates and/or consumer spending either in the United States or international markets in which the Company operates, unanticipated expenses, client preferences which can be affected by competition, and the ability to project risk factors which may vary. Certain of these factors are discussed in greater detail elsewhere herein.

                           EXECUTIVE OFFICERS OF GREY
                              AS OF MARCH 1, 2001

                                                                                       YEAR FIRST BECAME
EXECUTIVE OFFICERS(A)                                POSITION                   AGE    EXECUTIVE OFFICER
---------------------                                --------                   ---    -----------------
Robert L. Berenson...................  Vice Chairman -- General Manager         61           1978
Lester M. Feintuck...................  Senior Vice President Chief Financial    47           1998
                                       Officer -- US Controller
Steven G. Felsher....................  Vice Chairman, Chief Financial           51           1989
                                       Officer -- Worldwide, Secretary &
                                       Treasurer
John A. Gerster......................  Exec. Vice President                     53           1983
Edward H. Meyer......................  Chairman of the Board, President &       74           1959
                                       Chief Executive Officer
Stephen A. Novick....................  Vice Chairman, Chief Creative Officer    60           1984
O. John C. Shannon...................  President -- Grey International          64           1993

---------------
(a) All executive officers are elected annually by the Board of Directors of Grey. Each executive officer has been with Grey for a period greater than five years. There exists no family relationship between any of Grey's directors or executive officers and any other director or executive officer or person nominated or chosen to become a director or executive officer.

ITEM 2.  PROPERTIES.

     Substantially all offices of the Company are located in leased premises. The Company's principal office is at 777 Third Avenue, New York, New York, where it occupies approximately 400,000 square feet of space.

The Company's lease covering this space expires at the end of 2009. The Company also has leases covering other offices, including in New York, Los Angeles, Amsterdam, Auckland, Brussels, Buenos Aires, Copenhagen, Dusseldorf, Hong Kong, Jakarta, Kuala Lumpur, London, Madrid, Melbourne, Mexico City, Milan, Oslo, Paris, Sao Paolo, Johannesburg, Stockholm, Sydney, Tokyo and Toronto.

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

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The Common Stock is traded on The NASDAQ Stock Market's National Market and listed on the NASDAQ Stock Market under the symbol GREY.

     As of March 1, 2001, there were 412 holders of record of the Common Stock and 194 holders of record of the Limited Duration Class B Common Stock.

     The following table sets forth certain information about dividends paid, and the bid prices on the NASDAQ Stock Market during the periods indicated with respect to the Common Stock:

                                                             BID PRICES*
                                                          DOLLARS PER SHARE
                                                          -----------------      DIVIDENDS
                                                           HIGH        LOW       PER SHARE
                                                          ------      -----      ---------
1999  First Quarter...................................      388       311          $1.00
      Second Quarter..................................      342       284           1.00
      Third Quarter...................................      372       322           1.00
      Fourth Quarter..................................      397       325           1.00
2000  First Quarter...................................      433       380           1.00
      Second Quarter..................................      503       403           1.00
      Third Quarter...................................      623       495           1.00
      Fourth Quarter..................................      641       526           1.00

---------------
* Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

ITEM 6.  SELECTED FINANCIAL DATA.

                                  2000          1999          1998          1997          1996
                               ----------    ----------    ----------    ----------    ----------
                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Commissions and fees.........  $1,247,448    $1,067,212    $  935,181    $  858,752    $  765,498
Expenses.....................   1,182,512     1,034,339       882,524       793,832       706,965
Income of consolidated
  companies before taxes on
  income.....................      54,224        38,270        59,152        69,291        65,693
Provision for taxes on
  income.....................      29,752        27,400        29,856        33,719        31,612
Net income...................      19,404         6,401        25,877        30,451        28,602
Earnings per common share(a)
  Basic......................       15.70          5.13         20.81         25.03         22.98
  Diluted....................       14.41          4.86         18.98         21.89         20.45
Weighted average number of
  common shares outstanding
  Basic......................   1,230,696     1,237,007     1,220,767     1,180,146     1,185,841
  Diluted....................   1,349,979     1,333,379     1,345,928     1,355,452     1,339,111
Working capital
  (deficiency)...............     (51,421)      (56,887)        3,464        50,526         3,843
Total assets.................   1,989,320     1,809,254     1,489,653     1,199,987     1,089,394
Long-term debt...............     128,025        78,025        78,025        78,025        33,025
Redeemable preferred stock at
  redemption value...........       9,995        10,150        10,333        10,760        10,098
Common stockholders'
  equity.....................     171,935       171,365       173,389       162,306       147,922
Cash dividends per share of
  Common Stock and Limited
  Duration Class B Common
  Stock......................        4.00          4.00          4.00          4.00        3.8125

---------------
(a) After giving effect to amounts attributable to redeemable preferred stock and for diluted earnings per common share to the assumed (i) exercise of dilutive stock options, (ii) issuance of shares pursuant to the Company's Senior Management Incentive Plan and (iii) conversion of 8 1/2% Convertible Subordinated Debentures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     Income from commissions and fees ("gross income") increased 16.9% in 2000 and 14.1% in 1999 as compared to the respective prior years. Absent exchange rate fluctuations, gross income increased 21.5% in 2000 and 16.9% in 1999. In 2000, 1999 and 1998, respectively, 44.1%, 43.6% and 44.9% of consolidated gross income was attributable to domestic operations and 55.9%, 56.4% and 55.1%, respectively, to international operations. In 2000, gross income from domestic operations increased 18.3% versus 1999 and was up 10.8% in 1999 versus 1998. Gross income from international operations increased 15.8% (24.0% absent exchange rate fluctuations) in 2000 when compared to 1999 and 16.8% (21.8% absent exchange rate fluctuations) in 1999 when compared to 1998. The increases in gross income in both years primarily resulted from expanded activities from existing clients, the continued growth of the Company's general advertising agency and specialized communications operations, and from acquired companies.

     Salaries and employee related expenses increased 14.8% in 2000 and 16.2% in 1999 as compared to the respective prior years. Office and general expenses increased 13.4% in 2000 and 19.2% in 1999 versus respective prior years. Expenses increased at a rate less than the rate of increase for gross income principally because of a focus on cost containment. The increase in office and general expenses in 1999 is partially attributable to higher costs of amortizing acquisitions, the write-off of certain assets at a number of the Company's loss making locations, and the need for greater and generally more expensive real estate.

     Inflation did not have a material effect on revenue or expenses in 2000, 1999 or 1998.

     Other income-net decreased in 2000 by $16,109,000 and decreased in 1999 by $1,098,000 as compared to the comparable prior periods. The decrease in 2000 is primarily the result of a non-cash charge consisting of a write-down of investments in Internet-related early stage businesses and a reduction of interest income from available marketable securities. The 1999 decrease is primarily due to a reduction of interest income from available marketable securities, offset to a limited degree by overall gains on the sale of certain of those securities.

     The effective tax rate was 54.9% for 2000 as compared to 71.6% in 1999. In 2000, the Company's tax rate returned to historical levels. The tax rate in 1999 was especially high because the Company decided it was not prudent to recognize the future tax benefit attributable to losses at certain international subsidiaries generated last year; should the benefit from these losses be realized against taxable profits in the future, it will have a positive impact on the Company's results when recognized. The tax rate in 1998 was 50.5%.

     Minority interest increased by $720,000 in 2000 and $1,524,000 in 1999, as compared to the respective prior years. The changes in 2000 and in 1999 were primarily due to changes in the levels of ownership and the level of profits, of majority-owned companies.

     Equity in earnings of nonconsolidated affiliated companies increased $121,000 in 2000 and $474,000 in 1999 as compared to the respective prior years. These changes are due primarily to changes in the level of ownership and the level of profits attributable to the nonconsolidated companies.

     The Company reported net income of $19,404,000 in 2000 as compared to $6,401,000 in 1999 and $25,877,000 in 1998. Diluted earnings per common share was $14.41 in 2000 as compared to $4.86 in 1999 and $18.98 in 1998.

     For the purpose of computing basic earnings per common share, the Company's net income was adjusted by (i) dividends paid on the Company's preferred stock and (ii) the change in redemption value of the Company's preferred stock. For the purpose of computing diluted earnings per common share, net income was also adjusted by the interest savings, net of tax, on the assumed conversion of the Company's 8 1/2% Convertible Subordinated Debentures.

     Net income in 2000 rebounded significantly from a historically low level in 1999, in large measure because of better performances at a number of business units, principally, selected international operations for which 1999 was difficult, the improvement of the tax rate as described above, the overall growth of the Company, organically through new business and through selected acquisitions coupled with a focus on responsible cost management. The improvement in net income was restrained, however, by the aforementioned non-cash charge the Company took in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $309,750,000 and $306,556,000 at December 31, 2000 and 1999, respectively, and the Company's investment in marketable securities was $16,803,000 and $28,010,000 at December 31, 2000 and 1999,
respectively. The continued high level of liquidity reflects the Company's ongoing focus on its cash management process. Working capital increased by $5,466,000 to a deficit of $51,421,000 at December 31, 2000 versus a deficit of $56,887,000 at December 31, 1999.

     Domestically, the Company maintains committed bank lines of credit totaling $59,000,000. These lines of credit were partially utilized during both 2000 and 1999 to secure obligations of selected international subsidiaries in the amounts of $19,000,000 and $20,500,000 at December 31, 2000 and 1999, respectively.

     Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. Amounts outstanding under such facilities at December 31, 2000 and 1999 were $28,016,000 and $48,000,000, respectively.

     Historically, funds from operations and borrowings have been sufficient to meet the Company's dividend, capital expenditure, acquisition and working capital needs. The Company expects that such sources will be sufficient to meet its short-term cash requirements in the future. The Company has two loans outstanding from the Prudential Insurance Company of America. The first loan of $75,000,000 from December 1997 bears interest at the rate of 6.94% and is repayable in three equal annual installments, commencing in December 2003. The second loan of $50,000,000 was taken in November 2000, bears interest at the rate of 8.17% and is repayable in two equal annual installments, commencing in November 2006. The Company does not anticipate any material increased requirement for capital or other expenditures which will adversely affect its liquidity.

     The Company's business generally has been seasonal with greater gross income earned in the second and fourth quarters, particularly the fourth quarter. As a result, cash, accounts receivable, accounts payable and accrued expenses are typically at their height on the Company's year-end balance sheet than at the end of any of the preceding three quarters.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

     Occasionally, the Company enters into foreign currency contracts for known cash flows related to repatriation of earnings from its international subsidiaries or identified liabilities in foreign currencies. The term of each such foreign currency contract entered into in 2000 was for less than three months. At December 31, 2000, there were no foreign currency contracts open. The Company had no derivative contracts outstanding at December 31, 2000 or 1999, respectively.

     The Company has investments in private equity securities, corporate bonds and equity securities that may be subject to changes in general economic conditions and fluctuations in interest rates. Excess funds are invested in short-term liquid securities and money market funds.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this Item is presented in this report beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to the directors of Grey is incorporated herein by reference to the Company's proxy statement ("Proxy Statement") to be sent to its stockholders in connection with its 2001 Annual Meeting and will be included under the caption "Election of Directors". Information with respect to the Grey's executive officers is set forth in Part I of this report.

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

                                          GREY GLOBAL GROUP INC.

                                          By: /s/ EDWARD H. MEYER
                                            ------------------------------------
                                            Edward H. Meyer,
                                              Chairman, Chief Executive Officer
                                            & President

                                          Dated: March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the date indicated.


/s/ MARK N. KAPLAN                                   Dated: March 30, 2001
---------------------------------------------------
Mark N. Kaplan, Director

/s/ EDWARD H. MEYER                                  Dated: March 30, 2001
---------------------------------------------------
Edward H. Meyer, Director;
Principal Executive Officer

/s/ RICHARD REISS, JR.                               Dated: March 30, 2001
---------------------------------------------------
Richard Reiss, Jr., Director

/s/ O. JOHN C. SHANNON                               Dated: March 30, 2001
---------------------------------------------------
O. John C. Shannon, Director;
President -- Grey International

/s/ STEVEN G. FELSHER                                Dated: March 30, 2001
---------------------------------------------------
Steven G. Felsher,
Principal Financial Officer

/s/ LESTER M. FEINTUCK                               Dated: March 30, 2001
---------------------------------------------------
Lester M. Feintuck,
Principal Accounting Officer

                           ANNUAL REPORT ON FORM 10-K
                  ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(d)
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                          LIST OF FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2000
                             GREY GLOBAL GROUP INC.
                               NEW YORK, NEW YORK

                   FORM 10-K -- ITEM 8, ITEM 14(a)(1) AND (2)
          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                         INDEX TO FINANCIAL STATEMENTS

     The following consolidated financial statements of Grey Global Group Inc. and consolidated subsidiary companies are included in Item 8:

Report of Independent Auditors..............................   F-2

Consolidated Balance Sheets -- December 31, 2000 and 1999...   F-3
Consolidated Statements of Income -- Years Ended December
  31, 2000, 1999 and 1998...................................   F-5
Consolidated Statements of Common Stockholders'
  Equity -- Years Ended December 31, 2000, 1999 and 1998....   F-6
Consolidated Statements of Cash Flows -- Years Ended
  December 31, 2000, 1999 and 1998..........................   F-9
Notes to Consolidated Financial Statements -- December 31,
  2000......................................................  F-11

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

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Grey Global Group Inc.

     We have audited the accompanying consolidated balance sheets of Grey Global Group Inc. and consolidated subsidiary companies as of December 31, 2000 and 1999, and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grey Global Group Inc. and consolidated subsidiary companies at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

New York, New York
February 16, 2001

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31
                                                              --------------------------------
                                                                   2000              1999
                                                              --------------    --------------
                                                              (IN THOUSANDS, EXCEPT SHARE AND
                                                                      PER SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  309,750        $  306,556
  Marketable securities.....................................         3,006             5,581
  Accounts receivable.......................................       999,152           940,612
  Expenditures billable to clients..........................        90,075            51,991
  Other current assets......................................       105,689            93,207
                                                                ----------        ----------
Total current assets........................................     1,507,672         1,397,947
Investments in and advances to nonconsolidated affiliated
  companies.................................................        16,198            17,961
Fixed assets -- net.........................................       147,735           126,939
Marketable securities.......................................        13,797            22,429
Intangibles -- net of accumulated amortization of $54,420 in
  2000 and $42,818 in 1999..................................       192,110           157,115
Other assets -- including loans to executive officers of
  $5,247 in 2000 and 1999...................................       111,808            86,863
                                                                ----------        ----------
Total assets................................................    $1,989,320        $1,809,254
                                                                ==========        ==========

                See notes to consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                                                                        DECEMBER 31
                                                              --------------------------------
                                                                   2000              1999
                                                              --------------    --------------
                                                              (IN THOUSANDS, EXCEPT SHARE AND
                                                                      PER SHARE DATA)
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $1,239,940        $1,161,508
  Notes payable to banks....................................        47,016            68,500
  Accrued expenses and other................................       245,751           208,254
  Income taxes payable......................................        26,386            16,572
                                                                ----------        ----------
Total current liabilities...................................     1,559,093         1,454,834
Other liabilities -- including deferred compensation of
  $54,290 in 2000 and $44,160 in 1999.......................        99,597            75,260
Long-term debt..............................................       128,025            78,025
Minority interest...........................................        20,675            19,620
Redeemable preferred stock -- at redemption value; par value
  $0.01 per share in 2000 and $1.00 per share in 1999;
  authorized 500,000 shares in 2000 and 1999; issued and
  outstanding 30,000 shares in 2000 and 1999................         9,995            10,150
Common stockholders' equity:
  Common Stock -- par value $0.01 per share in 2000 and
     $1.00 per share in 1999; authorized 50,000,000 shares
     in 2000 and 10,000,000 shares in 1999; issued 1,238,524
     shares in 2000 and 1,228,534 shares in 1999............            12             1,229
  Limited Duration Class B Common Stock -- par value $0.01
     per share in 2000 and $1.00 per share in 1999;
     authorized 10,000,000 shares in 2000 and 2,000,000
     shares in 1999; issued 251,663 shares in 2000 and
     261,224 shares in 1999.................................             3               261
  Paid-in additional capital................................        46,004            39,763
  Retained earnings.........................................       205,378           191,042
  Accumulated other comprehensive loss:
     Cumulative translation adjustment......................       (27,388)          (15,462)
     Unrealized loss on marketable securities...............        (7,336)             (141)
                                                                ----------        ----------
  Total accumulated other comprehensive loss................       (34,724)          (15,603)
                                                                ----------        ----------
  Loans to officer used to purchase Common Stock and Limited
     Duration Class B Common Stock..........................        (4,726)           (4,726)
                                                                ----------        ----------
                                                                   211,947           211,966
  Less -- cost of 210,749 and 218,514 shares of Common Stock and 26,937 and 26,937 shares of Limited Duration Class
     B Common Stock held in treasury at December 31, 2000
     and 1999, respectively.................................        40,012            40,601
                                                                ----------        ----------
Total common stockholders' equity...........................       171,935           171,365
Retirement plans, leases and contingencies..................
                                                                ----------        ----------
Total liabilities and common stockholders' equity...........    $1,989,320        $1,809,254
                                                                ==========        ==========

                See notes to consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                       YEAR ENDED DECEMBER 31
                                                          ------------------------------------------------
                                                               2000              1999             1998
                                                          --------------    --------------    ------------
                                                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Commissions and fees....................................    $1,247,448        $1,067,212        $935,181
Expenses:
  Salaries and employee related expenses................       799,956           697,083         599,681
  Office and general expenses...........................       382,556           337,256         282,843
                                                            ----------        ----------        --------
                                                             1,182,512         1,034,339         882,524
                                                            ----------        ----------        --------
                                                                64,936            32,873          52,657
Other (loss) income -- net..............................       (10,712)            5,397           6,495
                                                            ----------        ----------        --------
Income of consolidated companies before taxes on
  income................................................        54,224            38,270          59,152
Provision for taxes on income...........................        29,752            27,400          29,856
                                                            ----------        ----------        --------
Income of consolidated companies........................        24,472            10,870          29,296
Minority interest applicable to consolidated
  companies.............................................        (6,385)           (5,665)         (4,141)
Equity in earnings of nonconsolidated affiliated
  companies.............................................         1,317             1,196             722
                                                            ----------        ----------        --------
Net income..............................................    $   19,404        $    6,401        $ 25,877
                                                            ==========        ==========        ========
Earnings per Common Share:
  Basic.................................................    $    15.70        $     5.13        $  20.81
  Diluted...............................................    $    14.41        $     4.86        $  18.98

                See notes to consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                  PAID-IN
                                                        COMMON   ADDITIONAL   COMPREHENSIVE   RETAINED
                                                        STOCK     CAPITAL        INCOME       EARNINGS
                                                        ------   ----------   -------------   --------
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Balance at December 31, 1997..........................  $1,432    $44,349                     $169,214
  Comprehensive income:
    Net income........................................                           $25,877        25,877
    Other comprehensive loss:
      Translation adjustment..........................                            (2,294)
      Unrealized loss on marketable securities, net of
         reclassification adjustment for gains
         included in net income of $256...............                            (1,496)
                                                                                 -------
    Other comprehensive loss..........................                            (3,790)
                                                                                 -------
  Total comprehensive income..........................                           $22,087
                                                                                 =======
  Cash dividends -- Common Shares -- $4.00 per
    share.............................................                                          (4,895)
  Cash dividends -- Redeemable Preferred
    Stock -- $8.00 per share..........................                                            (244)
  Common Shares acquired -- at cost...................
  Dividends payable in Common Shares pursuant to the
    Senior Management Incentive Plan..................                                             (14)
  Increase in redemption value of Redeemable Preferred
    Stock.............................................                                            (224)
  Restricted stock activity...........................                 81
  Tax benefit from restricted stock...................                  8
  Common Shares issued upon exercise of stock
    options...........................................                  5
  Senior Management Incentive Plan activity...........     56      (5,611)
                                                        ------    -------                     --------
Balance at December 31, 1998..........................  1,488      38,832                      189,714
                                                        ------    -------                     --------

                                                           COMMON STOCK                  ACCUMULATED
                                                         HELD IN TREASURY                   OTHER
                                                        ------------------   LOANS TO   COMPREHENSIVE
                                                        SHARES     AMOUNT    OFFICERS       LOSS          TOTAL
                                                        -------   --------   --------   -------------    --------
                                                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Balance at December 31, 1997..........................  248,860   $(38,730)  $(4,726)     $ (9,233)      $162,306
  Comprehensive income:
    Net income........................................                                                     25,877
    Other comprehensive loss:
      Translation adjustment..........................
      Unrealized loss on marketable securities, net of
         reclassification adjustment for gains
         included in net income of $256...............
    Other comprehensive loss..........................                                      (3,790)        (3,790)
  Total comprehensive income..........................
  Cash dividends -- Common Shares -- $4.00 per
    share.............................................                                                     (4,895)
  Cash dividends -- Redeemable Preferred
    Stock -- $8.00 per share..........................                                                       (244)
  Common Shares acquired -- at cost...................      427       (168)                                  (168)
  Dividends payable in Common Shares pursuant to the
    Senior Management Incentive Plan..................                                                        (14)
  Increase in redemption value of Redeemable Preferred
    Stock.............................................                                                       (224)
  Restricted stock activity...........................      625        (21)                                    60
  Tax benefit from restricted stock...................                                                          8
  Common Shares issued upon exercise of stock
    options...........................................     (200)        23                                     28
  Senior Management Incentive Plan activity...........                                                     (5,555)
                                                        -------   --------   -------      --------       --------
Balance at December 31, 1998..........................  249,712    (38,896)   (4,726)      (13,023)       173,389
                                                        -------   --------   -------      --------       --------

                See notes to consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                  PAID-IN
                                                        COMMON   ADDITIONAL   COMPREHENSIVE   RETAINED
                                                        STOCK     CAPITAL        INCOME       EARNINGS
                                                        ------   ----------   -------------   --------
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Balance at December 31, 1998..........................  1,488      38,832                      189,714
  Comprehensive income:
    Net income........................................                           $ 6,401         6,401
    Other comprehensive income (loss):
      Translation adjustment..........................                            (3,746)
      Unrealized gain on marketable securities, net of
         reclassification adjustment for gains
         included in net income of $1,980.............                             1,166
                                                                                 -------
    Other comprehensive loss..........................                            (2,580)
                                                                                 -------
  Total comprehensive income..........................                           $ 3,821
                                                                                 =======
  Cash dividends -- Common Shares -- $4.00 per
    share.............................................                                          (4,979)
  Cash dividends -- Redeemable Preferred
    Stock -- $8.00 per share..........................                                            (240)
  Common Shares acquired -- at cost...................
  Dividends payable in cash pursuant to the Senior
    Management Incentive Plan.........................                                             (37)
  Decrease in redemption value of Redeemable Preferred
    Stock.............................................                                             183
  Restricted stock activity...........................               (536)
  Tax benefit from restricted stock...................                 12
  Common Shares issued upon exercise of stock
    options...........................................                230
  Senior Management Incentive Plan activity...........      2       1,225
                                                        ------    -------                     --------
Balance at December 31, 1999..........................  1,490      39,763                      191,042
                                                        ------    -------                     --------

                                                           COMMON STOCK                  ACCUMULATED
                                                         HELD IN TREASURY                   OTHER
                                                        ------------------   LOANS TO   COMPREHENSIVE
                                                        SHARES     AMOUNT    OFFICERS       LOSS          TOTAL
                                                        -------   --------   --------   -------------    --------
                                                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Balance at December 31, 1998..........................  249,712    (38,896)   (4,726)      (13,023)       173,389
  Comprehensive income:
    Net income........................................                                                      6,401
    Other comprehensive income (loss):
      Translation adjustment..........................
      Unrealized gain on marketable securities, net of
         reclassification adjustment for gains
         included in net income of $1,980.............
    Other comprehensive loss..........................                                      (2,580)        (2,580)
  Total comprehensive income..........................
  Cash dividends -- Common Shares -- $4.00 per
    share.............................................                                                     (4,979)
  Cash dividends -- Redeemable Preferred
    Stock -- $8.00 per share..........................                                                       (240)
  Common Shares acquired -- at cost...................   10,043     (3,361)                                (3,361)
  Dividends payable in cash pursuant to the Senior
    Management Incentive Plan.........................                                                        (37)
  Decrease in redemption value of Redeemable Preferred
    Stock.............................................                                                        183
  Restricted stock activity...........................   (9,820)     1,132                                    596
  Tax benefit from restricted stock...................                                                         12
  Common Shares issued upon exercise of stock
    options...........................................   (4,484)       524                                    754
  Senior Management Incentive Plan activity...........                                                      1,227
                                                        -------   --------   -------      --------       --------
Balance at December 31, 1999..........................  245,451    (40,601)   (4,726)      (15,603)       171,365
                                                        -------   --------   -------      --------       --------

                See notes to consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                  PAID-IN
                                                       COMMON    ADDITIONAL   COMPREHENSIVE   RETAINED
                                                        STOCK     CAPITAL        INCOME       EARNINGS
                                                       -------   ----------   -------------   --------
                                                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Balance at December 31, 1999.........................    1,490     39,763                      191,042
  Comprehensive income:
    Net income.......................................                           $ 19,404        19,404
    Other comprehensive loss:
      Translation adjustment.........................                            (11,926)
      Unrealized gain on marketable securities, net
         of reclassification adjustment for gains
         included in net income of $860..............                             (7,195)
                                                                                --------
    Other comprehensive loss.........................                            (19,121)
                                                                                --------
  Total comprehensive income.........................                           $    283
                                                                                ========
  Cash dividends -- Common Shares -- $4.00 per
    share............................................                                           (4,983)
  Cash dividends -- Redeemable Preferred
    Stock -- $8.00 per share.........................                                             (240)
  Common Shares acquired -- at cost..................
  Decrease in redemption value of Redeemable
    Preferred Stock..................................                                              155
  Restricted stock activity..........................                 856
  Tax benefit from restricted stock..................                  11
  Common Shares issued upon exercise of stock
    options..........................................                 605
  Common Shares issued in accordance with Employee
    Stock Ownership Plan.............................
  Senior Management Incentive Plan activity..........        1      3,293
  Reduction of par value from $1.00 per share to
    $0.01 per share..................................   (1,476)     1,476
                                                       -------    -------                     --------
Balance at December 31, 2000.........................  $    15    $46,004                     $205,378
                                                       =======    =======                     ========

                                                          COMMON STOCK                  ACCUMULATED
                                                        HELD IN TREASURY                   OTHER
                                                       ------------------   LOANS TO   COMPREHENSIVE
                                                       SHARES     AMOUNT    OFFICERS       LOSS          TOTAL
                                                       -------   --------   --------   -------------    --------
                                                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Balance at December 31, 1999.........................  245,451    (40,601)   (4,726)      (15,603)       171,365
  Comprehensive income:
    Net income.......................................                                                     19,404
    Other comprehensive loss:
      Translation adjustment.........................
      Unrealized gain on marketable securities, net
         of reclassification adjustment for gains
         included in net income of $860..............
    Other comprehensive loss.........................                                     (19,121)       (19,121)
  Total comprehensive income.........................
  Cash dividends -- Common Shares -- $4.00 per
    share............................................                                                     (4,983)
  Cash dividends -- Redeemable Preferred
    Stock -- $8.00 per share.........................                                                       (240)
  Common Shares acquired -- at cost..................    6,040     (2,642)                                (2,642)
  Decrease in redemption value of Redeemable
    Preferred Stock..................................                                                        155
  Restricted stock activity..........................   (3,496)       423                                  1,279
  Tax benefit from restricted stock..................                                                         11
  Common Shares issued upon exercise of stock
    options..........................................   (6,986)       874                                  1,479
  Common Shares issued in accordance with Employee
    Stock Ownership Plan.............................   (3,323)     1,934                                  1,934
  Senior Management Incentive Plan activity..........                                                      3,294
  Reduction of par value from $1.00 per share to
    $0.01 per share..................................
                                                       -------   --------   -------      --------       --------
Balance at December 31, 2000.........................  237,686   $(40,012)  $(4,726)     $(34,724)      $171,935
                                                       =======   ========   =======      ========       ========

                See notes to consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31
                                                              -----------------------------------
                                                                2000         1999         1998
                                                              ---------    ---------    ---------
                                                                (IN THOUSANDS, EXCEPT SHARE AND
                                                                        PER SHARE DATA)
OPERATING ACTIVITIES
Net income..................................................  $  19,404    $   6,401    $  25,877
Adjustments to reconcile net income to net cash provided by
  operating activities, net of acquisitions:
Depreciation and amortization of fixed assets...............     40,179       33,532       27,992
Amortization of intangibles.................................     12,108       11,405        7,957
Deferred compensation.......................................     12,922        6,844       12,366
Equity in earnings of nonconsolidated affiliated companies,
  net of dividends received of $599 in 2000, $645 in 1999,
  and $856 in 1998..........................................       (718)        (551)         134
Gains from the sale of marketable securities................       (886)      (1,980)        (256)
Loss on the write-down of investment securities.............     11,941           --           --
Gains from the sale of a nonconsolidated affiliated
  company...................................................         --           --         (336)
Minority interest applicable to consolidated companies......      6,385        5,665        4,141
Amortization of restricted stock expense....................        975          586           84
Deferred income taxes.......................................     (8,705)      (3,211)      (4,793)
Changes in operating assets and liabilities:
  Increase in accounts receivable...........................   (113,155)    (169,498)    (106,600)
  (Increase) decrease in expenditures billable to clients...    (47,017)      11,059       (9,644)
  Increase in other current assets..........................    (21,290)     (21,169)      (9,590)
  Increase in other assets..................................    (22,869)     (13,470)      (7,264)
  Increase in accounts payable..............................    142,526      320,910      110,878
  Increase (decrease) in accrued expenses and other.........     38,234       33,601       (1,721)
  Increase (decrease) in income taxes payable...............     12,263       (5,761)       7,656
  Increase in other liabilities.............................     24,383        1,264           35
                                                              ---------    ---------    ---------
Net cash provided by operating activities...................    106,680      215,627       56,916
INVESTING ACTIVITIES
Purchases of fixed assets...................................    (69,897)     (51,255)     (47,068)
Trust fund deposits.........................................     (5,621)      (3,660)      (5,306)
Increase (decrease) in investments in and advances to
  non-consolidated affiliated companies.....................      2,481         (705)        (840)
Purchases of marketable securities..........................     (2,741)      (7,840)     (41,088)
Proceeds from the sales of marketable securities............      8,627       67,236       26,684
Purchases of investment securities..........................    (15,573)      (7,123)          --
Increase in intangibles, primarily goodwill.................    (47,103)     (52,021)     (24,839)
                                                              ---------    ---------    ---------
Net cash used in investing activities.......................   (129,827)     (55,368)     (92,457)
FINANCING ACTIVITIES
Net (repayments of) proceeds from short-term borrowings.....    (12,311)       1,941       45,694
Proceeds from term loan.....................................     50,000           --           --
Common Shares acquired for treasury.........................     (2,642)      (3,361)        (168)
Preferred Shares redeemed to treasury.......................         --           --         (651)
Cash dividends paid on Common Shares........................     (4,983)      (5,016)      (4,895)
Cash dividends paid on Redeemable Preferred Stock...........       (240)        (240)        (244)
Net proceeds from issuance (payments for repurchase) of
  Restricted Stock..........................................        314           22          (18)
Proceeds from exercise of stock options.....................      1,479          754           28
Borrowings under life insurance policies....................        614          536          510
                                                              ---------    ---------    ---------
Net cash provided by (used in) financing activities.........     32,231       (5,364)      40,256
Effect of exchange rate changes on cash.....................     (5,890)      (2,155)      (1,452)
                                                              ---------    ---------    ---------
Increase in cash and cash equivalents.......................      3,194      152,740        3,263
Cash and cash equivalents at beginning of year..............    306,556      153,816      150,553
                                                              ---------    ---------    ---------
Cash and cash equivalents at end of year....................  $ 309,750    $ 306,556    $ 153,816
                                                              =========    =========    =========

                See notes to consolidated financial statements.

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

COMMISSIONS AND FEES AND ACCOUNTS RECEIVABLE

     Income derived from advertising placed with media is generally recognized based upon the publication or broadcast dates. Income resulting from expenditures billable to clients is generally recognized when billed. Labor based income is recognized in the month of service. Payroll costs are expensed as incurred. Accounts receivable include both the income recognized as well as the actual media and production costs which are paid for by the Company and rebilled to clients at the Company's cost.

CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less from the purchase date to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturities of those instruments.

INVESTMENTS IN AND ADVANCES TO NONCONSOLIDATED AFFILIATED COMPANIES

     The Company generally carries its investments in nonconsolidated affiliated companies on the equity method. Certain investments which are not material in the aggregate are carried at cost.

FIXED ASSETS

     Depreciation of furniture, fixtures and equipment is provided for over their estimated useful lives ranging from three to ten years and has been computed principally by the straight-line method. Amortization of leaseholds and leasehold improvements is provided for principally over the terms of the related leases, which are not in excess of the lives of the assets.

FOREIGN CURRENCY TRANSLATION

     Primarily all balance sheet accounts of the Company's international operations are translated at the exchange rate in effect at each year end and statement of income accounts are translated at the average exchange rates prevailing during the year. Resulting translation adjustments are recorded as a component of other comprehensive income (loss). Foreign currency transaction gains and losses are reported in income. During 2000, 1999 and 1998, foreign currency transaction gains and losses were not material.

INTANGIBLES

     The excess of purchase price over the underlying net equity of certain consolidated subsidiaries and nonconsolidated affiliated companies ("goodwill") is amortized by the straight-line method over periods of up to twenty years. The amounts of intangibles, net of accumulated amortization, associated with consolidated

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

subsidiaries and nonconsolidated investments (included in Investments in and Advances to Nonconsolidated Affiliated Companies) were $192,110 and $2,339 in 2000, and $157,115 and $3,001 in 1999, respectively.

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

INVESTMENT SECURITIES

     Investment securities are primarily investments in private companies and are included in Other Assets. Because quoted market prices are not available, such investments are recorded at cost net of impairment write-downs, if necessary.

STOCK-BASED COMPENSATION

     As permitted by Financial Accounting Standards Statement No. 123, Accounting for Stock-Based Compensation, the Company accounts for stock-based awards in accordance with APB Opinion No. 25, Accounting For Stock Issued to Employees. No compensation expense is recorded for options granted at fair market value at the date of grant. The excess of the fair market value of Restricted Stock over the cash consideration received is amortized as compensation over the period of restriction. The future obligation to issue stock, pursuant to the Company's Senior Management Incentive Plan, is included in Paid-in Additional Capital and results in periodic charges to compensation.

EARNINGS PER COMMON SHARE

     The computation of basic earnings per common share is based on the weighted average number of common shares outstanding and for diluted earnings per common share includes adjustments for the effect of the assumed exercise of dilutive stock options, the shares issuable pursuant to the Company's Senior Management Incentive Plan (see Note M(1)) and the assumed conversion of the 8 1/2% Convertible Subordinated Debentures. For the purpose of computing basic earnings per common share, the Company's net income is adjusted for dividends on the Preferred Stock and by the increase or decrease in redemption value of

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

the Preferred Stock during the relevant period. For the purpose of computing diluted earnings per common share, net income is also adjusted by the interest savings, net of tax, on the assumed conversion of the Company's 8 1/2% Convertible Subordinated Debentures.

B.  INTERNATIONAL OPERATIONS

     The following financial data is applicable to the Company's consolidated international subsidiaries:

                                                       2000        1999        1998
                                                     --------    --------    --------
Current assets.....................................  $736,295    $685,512    $610,767
Current liabilities................................   776,271     718,620     621,164
Other assets -- net of other liabilities...........   252,810     186,271     161,619
Net income (loss)..................................    16,774     (14,665)        745

     Consolidated retained earnings at December 31, 2000 includes equity in unremitted earnings of nonconsolidated international companies of approximately $12,137.

C.  OTHER (LOSS) INCOME -- NET

     Details of other (loss) income -- net are:

                                                      2000         1999         1998
                                                    ---------    ---------    --------
Interest income...................................  $  14,526    $  14,995    $ 16,113
Interest expense..................................    (15,100)     (12,479)    (11,506)
Write-down of investments.........................    (11,941)          --          --
Gains from the sale of marketable securities......        886        1,980         592
Dividends from affiliates.........................          6           86          93
Other income -- net...............................        911          815       1,203
                                                    ---------    ---------    --------
                                                    $ (10,712)   $   5,397    $  6,495
                                                    =========    =========    ========

D.  FIXED ASSETS

     Components of fixed assets -- at cost are:

                                                                2000         1999
                                                              ---------    ---------
Furniture, fixtures and equipment...........................  $ 221,697    $ 205,451
Leaseholds and leasehold improvements.......................     95,977       79,858
                                                              ---------    ---------
                                                                317,674      285,309
Accumulated depreciation and amortization...................   (169,939)    (158,370)
                                                              ---------    ---------
                                                              $ 147,735    $ 126,939
                                                              =========    =========

E.  ACQUISITIONS AND RELATED COSTS

     For the years ended December 31, 2000, 1999 and 1998, the Company completed a number of acquisitions which enhanced its core advertising agency capabilities in selected markets and expanded its presence in specialized communications areas. Furthermore, the Company increased its stakes in majority-owned subsidiaries in certain markets. All acquisitions and increased investments were accounted for under the purchase method, and goodwill arising from these transactions is being amortized in accordance with the Company's policy. The purchase price and corresponding goodwill in connection with a number of the

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

acquisitions may be increased by contingent payouts to certain of the sellers depending on the future earnings of the acquired entities.

     In 2000, the aggregate purchase price for acquisitions and increased investments was $85,082. In July 2000, the Company completed the acquisition of Callegari Berville ("CB"), a French company for $43,000, in cash, in exchange for a 100% ownership. The Company also recorded a liability for acquisition related guaranteed deferred payments of $22,000. CB's net assets included $13,000 of cash which was included in the consolidated balance sheet at December 31, 2000. Pro-forma results of operations for 2000, would not be materially different from the reported results.

     In 1999, the aggregate purchase price for acquisitions and increased investments was $53,784. None of the acquisitions were significant on an individual basis and the results of the operations from these acquired entities for the period were not material. Pro-forma results of operations for 1999 would not be materially different from the reported amounts.

     In late December 1998, pursuant to a cash tender offer, the common and preferred shareholders of TMBG Media Co. ("TMBG"), a United Kingdom company, agreed to be acquired by the Company. In January 1999, the Company distributed cash in the amount of $47,006 in exchange for 100% of TMBG's voting common stock and 90% of its preferred stock. The acquisition was funded out of operating cash. Results of operations of TMBG for the period December 23, 1998 to December 31, 1998 were not material and thus were not included in the Consolidated Statement of Income for the year ended December 31, 1998. TMBG's net assets including $14,158 of cash as well as the liability related to the tendered shares of TMBG were included in the consolidated balance sheet at December 31, 1998. Pro-forma results of operations for 1998 would not be materially different from the reported amount.

F.  MARKETABLE SECURITIES AND OTHER INVESTMENT SECURITIES

     The marketable securities and other investment securities, by type of investment, held by the Company at December 31, 2000 and 1999 are as follows:

                                                               2000       1999
                                                              -------    -------
Marketable securities:
  Maturities of one year or less:
     Money market funds.....................................  $ 2,836    $ 1,355
     Equity securities......................................      170      4,226
                                                              -------    -------
                                                                3,006      5,581
                                                              -------    -------
  Maturities greater than one year:
     Corporate bonds........................................   13,797     22,429
                                                              -------    -------
Total marketable securities.................................  $16,803    $28,010
                                                              =======    =======
Investment securities, primarily private equity
  securities................................................  $13,629    $ 9,985
                                                              =======    =======

     At December 31, 2000, the Company had unrealized gains of $3,616 and unrealized losses of $10,952 related primarily to investments in both U.S. and non-U.S. corporate bonds; all such bonds are denominated in U.S. dollars. At December 31, 1999, the Company had unrealized gains of $2,790 and unrealized losses of $2,931 related primarily to investments in both U.S. and non-U.S. corporate bonds; all such bonds are denominated in U.S. dollars. At December 31, 2000 and 1999, the Company's investments in marketable securities, classified as long-term, had an average maturity of approximately 5.29 and 5.43 years, respectively.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

G.  CREDIT ARRANGEMENTS AND LONG-TERM DEBT

     The Company maintains committed lines of credit of $59,000 with various domestic banks and may draw against the lines on unsecured demand notes at rates below the applicable bank's prime interest rate. These lines of credit, which are renewable annually, were partially utilized during both 2000 and 1999 by selected foreign subsidiaries in the amount of $19,000 and $20,500 at the end of each respective year. The Company had $28,016 and $48,000 outstanding under other uncommitted lines of credit at December 31, 2000 and 1999, respectively. The weighted average interest rate for the borrowings under the uncommitted lines of credit was 5.96% and 5.91% at December 31, 2000 and 1999, respectively. The carrying amount of the debt outstanding under both the committed and uncommitted lines of credit approximates fair value because of the short maturities of the underlying notes. Occasionally, the Company enters into foreign currency contracts for known cash flows related to the repatriation of earnings from its international subsidiaries. The terms of each foreign currency contract entered into in 2000 and 1999 were for less than three months. At December 31, 2000, there were no foreign currency contracts open.

     The Company has two outstanding loans from the Prudential Insurance Company of America ("Prudential"). The first loan of $75,000 from December 1997 has a fixed interest rate of 6.94% with the principal repayable in equal installments of $25,000 in December 2003, 2004 and 2005. The second loan of $50,000 from November 2000 has a fixed interest rate of 8.17% and is repayable in two equal installments of $25,000 in November 2006 and 2007. The fair value of the Prudential debt is estimated to be $126,600 and $72,510 at December 31, 2000 and 1999, respectively. This estimate was determined using a discounted cash flow analysis using current interest rates for debt having similar terms and remaining maturities.

     The terms of the committed lines of credit and the loan agreements require, inter alia, that the Company meet certain capital and cash flow requirements and limit its incurrence of additional indebtedness to certain specified amounts. At December 31, 2000 and 1999, the Company was in compliance with all of these covenants.

     The remaining portion of long-term debt consists of 8 1/2% Convertible Subordinated Debentures, due December 31, 2003, which are currently convertible into 8.44 shares of Common Stock and an equal number of shares of Limited Duration Class B Common Stock ("Class B Common Stock"), subject to certain adjustments, for each $1 principal amount of such debentures. The debentures were issued in exchange for cash and a $3,000 9% promissory note from the Chairman and Chief Executive Officer of the Company, payable on December 31, 2004 (included in Other Assets at December 31, 2000 and 1999). During each of the years 2000, 1999 and 1998, the Company paid to the officer interest of $257 pursuant to the terms of the debentures and the officer paid to the Company interest of $270 pursuant to the terms of the 9% promissory note.

     Long-term debt at December 31, 2000 and 1999 is as follows:

                                                                2000       1999
                                                              --------    -------
Term loans..................................................  $125,000    $75,000
Convertible debentures......................................     3,025      3,025
                                                              --------    -------
Long-term debt..............................................  $128,025    $78,025
                                                              ========    =======

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The scheduled repayment of long-term debt is as follows:

YEARS ENDING DECEMBER 31                                       AMOUNT
------------------------                                      --------
2003........................................................  $ 28,025
2004........................................................    25,000
2005........................................................    25,000
2006........................................................    25,000
2007........................................................    25,000
                                                              --------
                                                              $128,025
                                                              ========

     During 2000 and 1999, the Company borrowed against the cash surrender value of the life insurance policies that it owns on the life of its Chairman and Chief Executive Officer. The amounts borrowed at December 31, 2000 and 1999 are $21,825 and $19,965, respectively, with an interest rate of 7.85% and 7.30%, respectively, and are carried as a reduction of the related cash surrender value that is included in Other Assets. Of the amounts borrowed in 2000 and 1999, the Company received $614 and $536 in cash, respectively, and $1,245 was used in each year to pay premiums on the underlying life insurance policies. For the years 2000, 1999 and 1998, the Company made interest payments of $15,115, $12,502 and $11,673, respectively.

H.  REDEEMABLE PREFERRED STOCK

     As of December 31, 2000 and 1999, the Company had outstanding 20,000 shares of Series I Preferred Stock, and 5,000 shares each of Series II and Series III Preferred Stock. The holder of the Series I, Series II and Series III Preferred Stock is the Chairman and Chief Executive Office of the Company. The terms of each class of Preferred Stock, including the basic economic terms relating thereto, are essentially the same. The redemption date for the Series I, Series II and Series III Preferred Stock is fixed at April 7, 2004, unless redeemed earlier under circumstances described below. The terms of the Series I, Series II and Series III Preferred Stock also give the holder, his estate or legal representative, as the case may be, the option to require the Company to redeem his Preferred Stock for a period of 12 months following his (i) death, (ii) permanent disability or permanent mental disability, (iii) termination of full-time employment for good reason or (iv) termination of full-time employment by the Company without cause.

     Each share of Preferred Stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock (subject to certain adjustments) upon redemption, less a fixed discount established upon the issuance of the Preferred Stock. The holder of each class of Preferred Stock is entitled to receive cumulative preferential dividends at the annual rate of $.25 per share, and to participate in dividends on one share of the Common Stock and one share of Class B Common Stock to the extent such dividends exceed the per share preferential dividend. In connection with his ownership of the Series I, Series II and Series III Preferred Stock, the holder issued to the Company full recourse promissory notes totaling $763 (included in Other Assets at December 31, 2000 and 1999) with a maturity date of April 2004. The interest paid by the holder to the Company in 2000, 1999 and 1998 pursuant to the terms of these notes was approximately $69 in each year.

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

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

     The total carrying value of the Preferred Stock (applicable to those shares outstanding at each respective year-end) decreased by $155 and $183 in 2000 and 1999, respectively. The change in carrying value represents the change in aggregate redemption value during those periods. This change is referred to as "Additional Capital Applicable to Redeemable Preferred Stock" in the respective Certificates.

I.  COMMON STOCK

     The Company has authorized and outstanding two classes of common stock, Common Stock and Class B Common Stock. In 2000, the Company decreased the par value of each class of Common Stock to $0.01 par value per share. In 1999, each class of Common Stock had a $1.00 par value per share. The Class B Common Stock has the same dividend and liquidation rights as the Common Stock, and a holder of each share of Class B Common Stock is entitled to ten votes on all matters submitted to stockholders. The shares of Class B Common Stock are restricted as to transferability and upon transfer, except to specified limited classes of transferees, will convert into shares of Common Stock which have one vote per share. The Class B Common Stock will automatically convert to Common Stock on April 3, 2006.

J.  STOCK INCENTIVE PLAN

     The Company's 1994 Stock Incentive Plan ("Stock Incentive Plan") is the Company's active restricted stock and stock option plan. Under the Stock Incentive Plan, awards in the form of incentive or nonqualified stock options or restricted stock are available to be granted through June 2003 to officers and other key employees. A maximum of 500,000 shares of Common Stock is available for grant under the Stock Incentive Plan. Stock options cannot be granted at a price less than 100% of the fair market value of the shares on the date of grant. A committee of the Board of Directors ("Committee") determines the terms and conditions under which the awards may be granted, vest or are exercisable. Options must be exercised within ten years of the date of grant. Shares of restricted stock may be sold to participants at a purchase price determined by the Committee (which may be less than fair market value per share).

     The Stock Incentive Plan replaced the Restricted Stock Plan, the Executive Growth Plan, and the Nonqualified Stock Option Plan (collectively, the "Prior Plans"), and any shares available for granting of awards under the Prior Plans are no longer available for such awards. Options granted pursuant to the Prior Plans remain outstanding and in full force, and shares reserved thereunder remain so for such purposes. Under the Prior Plans, nonqualified and incentive stock options were granted to employees eligible to receive options at prices not less than 100% of the fair market value of the shares on the date of grant. Options must be exercised within ten years of grant and for only specified limited periods beyond termination of employment.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Transactions involving nonqualified options under the Stock Incentive and Prior Plans were:

                                                             NUMBER      WEIGHTED AVERAGE
                                                            OF SHARES     EXERCISE PRICE
                                                            ---------    ----------------
Outstanding, December 31, 1997............................   142,424           $183
Granted...................................................    45,400            333
Exercised.................................................      (200)           141
Forfeited.................................................    (8,675)           209
                                                             -------
Outstanding, December 31, 1998............................   178,949            220
Granted...................................................    18,870            318
Exercised.................................................    (4,484)           168
Forfeited.................................................   (14,449)           221
                                                             -------
Outstanding, December 31, 1999............................   178,886            231
GRANTED...................................................    24,189            433
EXERCISED.................................................    (7,052)           210
FORFEITED.................................................    (5,899)           297
                                                             -------
OUTSTANDING, DECEMBER 31, 2000............................   190,124            255
                                                             =======

     There were 108,164, 93,273, and 76,750 options exercisable and 265,123, 54,135, and 68,860 options available at December 31, 2000, 1999 and 1998, respectively. The weighted average fair value of the options granted during 2000, 1999 and 1998 was $235, $135 and $108, respectively.

     The remaining weighted average contractual life and weighted average exercise price of options outstanding as of December 31, 2000 and the weighted average exercise price for options exercisable at December 31, 2000 are as follows:

                           OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
             -----------------------------------------------   ----------------------------
 RANGE OF     NUMBER OF    WEIGHTED AVERAGE      WEIGHTED       NUMBER OF       WEIGHTED
 EXERCISE      SHARES         REMAINING          AVERAGE         SHARES         AVERAGE
  PRICES     OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
 --------    -----------   ----------------   --------------   -----------   --------------
$149-168        72,249        3.4 years            $150           53,546          $150
 187-196         1,616        5.0 years             194              618           192
   235          32,200        5.3 years             235           20,000           235
 259-282         4,450        6.3 years             260            4,000           259
 312-340        56,088        5.8 years             329           30,000           333
 403-638        23,521        9.3 years             436                0             0
               -------                                           -------
  Total        190,124                                           108,164
               =======                                           =======

     In 2000, 4,821 shares of Restricted Stock were issued at a price of $1.00 per share. In 1999, 9,820 shares of Restricted Stock were issued at a price of $1.00 per share. In 1998, 1,375 shares of Restricted Stock were issued at a price of $1.00 per share. All stock is issued with restrictions as to transferability with various expiration dates between two and five years and are subject to forfeiture. In 2000, 250 restricted shares lapsed and 1,075 shares were forfeited and held in Treasury. In 1999, 1,750 restricted shares lapsed with no forfeitures.

     Compensation to employees under the Stock Incentive and Prior Plans of $4,342 in 2000, $3,447 in 1999 and $671 in 1998, representing the excess of the market value of restricted stock over any cash consideration

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

received, is carried as a reduction of Paid-In Additional Capital and is charged to income ($1,275 in 2000, $586 in 1999 and $166 in 1998) over the related required period of service of the respective employees.

PRO FORMA INFORMATION

     Pro forma information regarding net income and earnings per common share have been determined as if the Company had accounted for its employee stock options under the fair value method. The approximate fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted average assumptions for the years 2000, 1999 and 1998, respectively; risk-free interest rates of 6.60%, 5.69% and 5.53%; dividend yields of 0.93%, 1.26% and 1.18%; volatility factors of the expected market price of the Company's Common Stock of .39, .27 and .19; and a weighted-average expected life for the options of 10.0, 10.0, and 9.3 years.

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

                                                          2000       1999      1998
                                                         -------    ------    -------
Pro forma net income...................................  $18,335    $5,613    $24,450
Pro forma earnings per common share:
  Basic................................................  $ 14.87    $ 4.52    $ 19.67
  Diluted..............................................  $ 13.66    $ 4.30    $ 17.95

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

K.  COMPUTATION OF EARNINGS PER COMMON SHARE

     The following table shows the amounts used in computing earnings per common share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                             FOR THE YEAR ENDED DECEMBER 31
                                                         --------------------------------------
                                                            2000          1999          1998
                                                         ----------    ----------    ----------
BASIC EARNINGS PER COMMON SHARE
WEIGHTED-AVERAGE SHARES................................   1,230,696     1,237,007     1,220,767
                                                         ----------    ----------    ----------
Net Income.............................................  $   19,404    $    6,401    $   25,877
Effect of dividend requirements and the change in
  redemption value of redeemable preferred stock.......         (85)          (57)         (468)
                                                         ----------    ----------    ----------
NET EARNINGS USED IN COMPUTATION.......................  $   19,319    $    6,344    $   25,409
                                                         ----------    ----------    ----------
PER SHARE AMOUNT.......................................  $    15.70    $     5.13    $    20.81
                                                         ==========    ==========    ==========

DILUTED EARNINGS PER COMMON SHARE
Weighted-average shares used in Basic..................   1,230,696     1,237,007     1,220,767
Net effect of dilutive stock options and stock
  incentive plans(1)...................................      68,155        45,244        74,121
Assumed conversion of 8.5% Convertible Subordinated
  Debentures...........................................      51,128        51,128        51,040
                                                         ----------    ----------    ----------
ADJUSTED WEIGHTED-AVERAGE SHARES.......................   1,349,979     1,333,379     1,345,928
                                                         ----------    ----------    ----------
Net Income used in Basic...............................  $   19,319    $    6,344    $   25,409
8.5% Convertible Subordinated Debentures interest net
  of income tax effect.................................         140           137           137
                                                         ----------    ----------    ----------
NET EARNINGS USED IN COMPUTATION.......................  $   19,459    $    6,481    $   25,546
                                                         ----------    ----------    ----------
PER SHARE AMOUNT.......................................  $    14.41    $     4.86    $    18.98
                                                         ==========    ==========    ==========

---------------
(1) Includes 15,501, 11,954, and 31,481 shares for 2000, 1999 and 1998, respectively, expected to be issued pursuant to the terms of the Senior Management Incentive Plan.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

L.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. At December 31, 2000 and 1999, the Company had deferred tax assets and deferred tax liabilities as follows:

                                                              DEFERRED TAX ASSETS
                                                                 (LIABILITIES)
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Deferred compensation.......................................  $ 30,070    $ 23,691
Accrued expenses............................................     5,436       3,928
Safe harbor lease and depreciation..........................       490       2,041
Foreign net operating losses................................    26,445      24,857
Tax on unremitted foreign earnings and other................       413      (1,956)
                                                              --------    --------
                                                                62,854      52,561
Valuation allowance.........................................   (19,503)    (17,915)
                                                              --------    --------
Net deferred tax assets.....................................  $ 43,351    $ 34,646
                                                              ========    ========
Included in:
  Other current assets......................................  $  9,096    $  9,520
  Other assets..............................................    34,255      25,126
                                                              --------    --------
                                                              $ 43,351    $ 34,646
                                                              ========    ========

     The components of income of consolidated companies before taxes on income are as follows:

                                                         2000       1999       1998
                                                        -------    -------    -------
Domestic..............................................  $13,645    $33,143    $44,600
Foreign...............................................   40,579      5,127     14,552
                                                        -------    -------    -------
                                                        $54,224    $38,270    $59,152
                                                        =======    =======    =======

     Provisions (benefits) for Federal, foreign, state and local income taxes consisted of the following:

                                2000                   1999                   1998
                         -------------------    -------------------    -------------------
                         CURRENT    DEFERRED    CURRENT    DEFERRED    CURRENT    DEFERRED
                         -------    --------    -------    --------    -------    --------
Federal................  $15,694    $(9,353)    $11,698    $(1,052)    $11,382    $ 1,526
Foreign................   16,979        953      13,476     (2,048)     16,010     (6,886)
State and local........    5,784       (305)      5,437       (111)      7,257        567
                         -------    -------     -------    -------     -------    -------
                         $38,457    $(8,705)    $30,611    $(3,211)    $34,649    $(4,793)
                         =======    =======     =======    =======     =======    =======

     The effective tax rate varied from the statutory Federal income tax rate as follows:

                                                              2000    1999    1998
                                                              ----    ----    ----
Statutory Federal tax rate..................................  35.0%   35.0%   35.0%
State and local income taxes, net of Federal income tax
  benefits..................................................   6.6     9.0     8.6
Difference in foreign tax rates inclusive of not-tax
  benefited net operation losses............................  11.4    27.3     6.8
Withholding tax on unremitted foreign earnings..............   0.1     0.1     0.1
Other -- net................................................   1.8     0.2      --
                                                              ----    ----    ----
                                                              54.9%   71.6%   50.5%
                                                              ====    ====    ====

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     During the years 2000, 1999 and 1998, the Company made income tax payments of $29,141 $37,026, and $31,104, respectively.

     The tax benefit resulting from the difference between compensation expense deducted for tax purposes and compensation expense charged to income for restricted stock and nonqualified stock options is recorded as an increase to Paid-in Additional Capital.

     At December 31, 2000, the Company had cumulative net operating losses attributable to foreign subsidiaries of approximately $89,600. The duration over which the tax benefits attributable to these losses may be realized varies on a country by country basis, but in no instance will any of the benefits expire before 2004. Since a portion of the benefits may fail to be realized, a valuation allowance has been reflected.

M. RETIREMENT PLANS, DEFERRED COMPENSATION, EXECUTIVE OFFICER LOANS, LEASES AND CONTINGENCIES

     1. The Company's Profit Sharing Plan is available to eligible employees of Grey and qualifying subsidiaries meeting certain eligibility requirements. This plan provides for contributions by the Company at the discretion of the Board of Directors, subject to maximum limitations, as well as employee pre-tax contributions. The Company also maintains a noncontributory Employee Stock Ownership Plan covering eligible employees of the Company and qualifying subsidiaries, under which the Company may make contributions in stock or cash to an Employee Stock Ownership Trust (ESOT) in amounts each year as determined at the discretion of the Board of Directors. The Company made both cash and stock contributions to the ESOT in 2000, and only cash contributions in 1999 and 1998. The Company and the ESOT have certain rights to purchase shares from participants whose employment has terminated. In addition to the two plans noted above, a number of subsidiaries maintain separate profit sharing and retirement arrangements. Furthermore, the Company also provides additional retirement and deferred compensation benefits to certain executive officers and employees. The Company maintains a Senior Management Incentive Plan ("Plan") in which deferred compensation is granted to senior executive or management employees deemed important to the continued success of the Company. The Plan has operated as an ongoing series of individual plans each with terms of five years. The latest plan in the series commenced in 1998 and provides for awards to be made through 2002. Awards vest to participants after the conclusion of the fifth year of continued employment following admission to the plan, including the year the participant was admitted. The amount recorded as an expense related to the Plan amounted to $8,209, $4,414 and $7,600 in 2000, 1999 and 1998, respectively.
Approximately $2,975, $1,876 and $2,295 of plan expense incurred in 2000, 1999 and 1998, respectively, will be payable in Common Stock in accordance with the terms of the Plan. The awards payable in Common Stock were converted into an equivalent number of shares of Common Stock, based on the average of the market values on the last 15 business days of the calendar year. The net increase to Paid-in Additional Capital for the 2000 Plan is $3,293 and relates to the future obligation to issue Common Stock. At December 31, 2000, approximately 22,962 shares are payable in Common Stock pursuant to the Plan of which approximately 366 shares were vested.

     2. In 1995, the Company and its Chairman and Chief Executive Officer entered into an agreement extending the term of his employment agreement with the Company through December 31, 2002. This agreement further provides for the deferral of certain compensation otherwise payable to the Chairman and Chief Executive pursuant to his employment agreement and the payment of such deferred compensation into a trust, commonly referred to as a rabbi trust, established with United States Trust Company of New York. The purpose of the trust arrangement is to ensure the Company's ability to deduct compensation paid to the Chairman and Chief Executive Officer without the application of Section 162(m) of the Internal Revenue Code ("Section"). The Section, under certain circumstances, denies a tax deduction to an employer for certain compensation expenses in excess of $1,000 per year paid by a publicly held corporation to certain of its executives. Amounts deferred and paid into the trust, as adjusted for the earnings and gains or losses on the

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

trust assets, will be paid to the Chairman and Chief Executive Officer or to his estate, as the case may be, following the expiration of his employment agreement, or the termination of his employment by reason of death or disability. In 1998, the Company made payments to the rabbi trust which are to be used to fund a pension obligation to be payable to the Chairman and Chief Executive Officer over the eleven year period following the normal expiration of his current employment agreement ("pension period"). The initial pension deposit was for $1,040 with annual pension deposits of $360 ratably payable through 2002. The amount of the pension to be paid to the Chairman and Chief Executive Officer will depend on and be limited to, the funds in the rabbi trust during the pension period. In addition, upon termination of his employment prior to the commencement of the pension period or upon his death, any undistributed funds in the rabbi trust would be paid to him or his estate, as the case may be, in satisfaction of any future obligations with respect to this pension.

     At December 31, 2000 and 1999, the value of the trust was $26,881 and $21,260, respectively, and is included in Other Assets and the Company's related deferred compensation obligation for the same amount is included in Other Liabilities.

     Amounts charged to expense related to the foregoing plans and benefits aggregated $40,917 in 2000, $30,961 in 1999 and $32,266 in 1998.

     3. An executive officer has outstanding loans with the Company totaling $700 as of December 31, 2000 and 1999, which are reflected in Other Assets. The loan to this executive officer will be forgiven and included as compensation expense by the Company in installments of $200 and $500 in 2003 and 2004, respectively, assuming his continued employment through those dates.

     In connection with a 1992 exercise of the stock options, the Company received a cash payment of $67 and a note from the Chairman and Chief Executive Officer of the Company in the amount of $3,170, due in December 2001, bearing interest at the rate of 6.06%. In addition, and in accordance with the terms of the option agreement, the holder of the options issued to the Company a promissory note in the principal amount of $2,340 bearing interest at the rate of 6.06%, payable in December 2001, to settle his obligation to provide the Company with funds necessary to pay the required withholding taxes due upon the exercise of the options. A portion of the second note ($1,556) equal to the tax benefit received by the Company upon exercise and the full amount of the note for $3,170 are reflected in a separate component of common stockholders' equity. The interest paid to the Company by the holder pursuant to the terms of the two notes issued in connection with the option exercise was $334 in 2000, 1999 and 1998.

     4. Rental expense amounted to approximately $55,321 in 2000, $51,943 in 1999 and $44,364 in 1998. Approximate minimum rental commitments, excluding escalations, under noncancellable operating leases are as follows:

2001......................................................    56,000
2002......................................................    52,000
2003......................................................    46,000
2004......................................................    42,000
2005......................................................    37,000
Beyond 2005...............................................    89,000
                                                            --------
                                                            $322,000
                                                            ========

     5. The Company is not involved in any pending legal proceedings not covered by insurance or by adequate indemnification or which, if decided adversely, would have a material effect on the results of operations, liquidity or financial position of the Company.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

N.  RESULTS BY QUARTER (UNAUDITED)

     A summary of the quarterly unaudited results of operations for the years ended December 31, 2000 and 1999 follows:

                                                       FOR THE THREE MONTHS ENDED
                             -------------------------------------------------------------------------------
                                  MARCH 31            JUNE 30            SEPTEMBER 30        DECEMBER 31
                             ------------------  ------------------   ------------------  ------------------
                               2000      1999      2000      1999       2000      1999      2000      1999
                             --------  --------  --------  --------   --------  --------  --------  --------
                                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Commissions and fees.......  $288,708  $227,907  $306,375  $260,954   $301,825  $262,048  $350,540  $316,304
Results from operations....    11,808     3,057    14,023       471     13,471     9,288    25.634    20,057
Net income.................     5,154       107     5,725    (6,629)     5,142     4,631     3,383     8,292
Earnings per Common Share:
  Basic....................  $   4.11  $   0.20  $   4.67  $  (4.93)  $   4.19  $   3.68  $   2.74  $   6.21
  Diluted..................  $   3.81  $   0.20  $   4.29  $  (4.93)  $   3.82  $   3.43  $   2.51  $   5.77
Rounding differences may arise upon accumulation of quarterly per share data.

     Net income and earnings per share for the fourth quarter of 2000 were adversely affected by a non-cash charge consisting of a write-down of investments in Internet-related early stage businesses. Net income without this charge would have been $11,145 for the fourth quarter of 2000 versus $8,294 for the fourth quarter of 1999 and Basic and Diluted earnings per share would have been $8.72 and $7.94, respectively, for the fourth quarter of 2000 versus $6.21 and $5.44, respectively, for the fourth quarter of 1999.

O.  INDUSTRY SEGMENT AND RELATED INFORMATION

     The Company is not engaged in more than one industry segment. The Company evaluates performance by geographic region based on profit or loss before income taxes. Commissions and fees are attributed to the geographic region that generates billings. Commissions and fees, operating profit, interest income/expense, and related identifiable assets at December 31, 2000, 1999 and 1998, are summarized below according to geographic region:

                                 UNITED STATES                        EUROPE                           OTHER
                         ------------------------------   ------------------------------   ------------------------------
                           2000       1999       1998       2000       1999       1998       2000       1999       1998
                         --------   --------   --------   --------   --------   --------   --------   --------   --------
Commissions and fees...  $549,818   $464,858   $419,469   $532,096   $478,219   $415,685   $165,534   $124,135   $100,027
                         --------   --------   --------   --------   --------   --------   --------   --------   --------
Operating profit
 (loss)................    20,843     26,668     38,501     42,031     22,322     27,509      2,062    (16,117)   (13,353)
Interest income
 (expense) -- net......     3,079      3,699      4,677     (3,862)       121        853        209     (1,304)      (923)
Other income
 (expense).............   (10,137)     2,776      1,422         38         66        785        (39)        39       (319)
                         --------   --------   --------   --------   --------   --------   --------   --------   --------
Income (loss) of
 consolidated companies
 before taxes on
 income................  $ 13,785   $ 33,143   $ 44,600   $ 38,207   $ 22,509   $ 29,147   $  2,232   $(17,382)  $(14,595)
                         ========   ========   ========   ========   ========   ========   ========   ========   ========
Equity in earnings of
 nonconsolidated
 affiliated
 companies.............
Identifiable assets....  $791,655   $796,657   $608,880   $880,675   $752,662   $699,637   $300,792   $241,974   $164,431
Investments in and
 advances to
 nonconsolidated
 affiliated
 companies.............
Total assets...........

                                     CONSOLIDATED
                         ------------------------------------
                            2000         1999         1998
                         ----------   ----------   ----------
Commissions and fees...  $1,247,448   $1,067,212   $  935,181
                         ----------   ----------   ----------
Operating profit
 (loss)................  $   64,936   $   32,873   $   52,657
Interest income
 (expense) -- net......        (574)       2,516        4,607
Other income
 (expense).............     (10,138)       2,881        1,888
                         ----------   ----------   ----------
Income (loss) of
 consolidated companies
 before taxes on
 income................  $   54,224   $   38,270   $   59,152
                         ==========   ==========   ==========
Equity in earnings of
 nonconsolidated
 affiliated
 companies.............  $    1,317   $    1,196   $      722
                         ==========   ==========   ==========
Identifiable assets....  $1,973,122   $1,791,293   $1,472,948
Investments in and
 advances to
 nonconsolidated
 affiliated
 companies.............      16,198       17,961       16,705
                         ----------   ----------   ----------
Total assets...........  $1,989,320   $1,809,254   $1,489,653
                         ==========   ==========   ==========

     Commissions and fees from one client amounted to 10.2%, 11.2% and 13.4% of the consolidated total in 2000, 1999 and 1998, respectively.

                               INDEX TO EXHIBITS

 NUMBER ASSIGNED TO
EXHIBIT (I.E. 601 OF
  REGULATION S-K)                       DESCRIPTION OF EXHIBITS
--------------------                    -----------------------
       3.01           Restated Certificate of Incorporation of Grey Global Group
                      Inc. ("Grey"). (Incorporated herein by reference to Exhibit
                      3.1 to Grey's Current Report on Form 8-K, dated July 13,
                      2000, filed with the SEC pursuant to Section 13 of the 1934
                      Act.)
       3.02           By-Laws of Grey as amended. (Incorporated herein by
                      reference to Exhibit 3.02 to Grey's Annual Report on Form
                      10-K for the fiscal year ended December 31, 1988.)
       4.01           Stockholder Exchange Agreement, dated as of April 7, 1994, by and between Grey and Edward H. Meyer. (Incorporated
                      herein by reference to Exhibit 10(a) of Grey's Current
                      Report on Form 8-K, dated April 7, 1994, filed with the SEC pursuant to Section 13 of the 1934 Act.)
       4.02           Purchase Agreement, dated as of December 10, 1983, between
                      Grey and Edward H. Meyer relating to the sale to Mr. Meyer of Grey's 8 1/2% Convertible Debentures, of even date
                      therewith ("Convertible Debenture"). (Incorporated herein by reference to Exhibit 3.08 to Grey's Annual Report on Form
                      10-K for the fiscal year ended December 31, 1983.)
       4.03           Extension Agreement, dated as of November 19, 1991 between
                      Grey and Edward H. Meyer relating to the extension of the
                      maturity dates of the Convertible Debenture and related
                      Promissory Note. (Incorporated herein by reference to
                      Exhibit 3.07 to Grey's Annual Report on Form 10-K for the
                      fiscal year ended December 31, 1991.)
       4.04           Form of Convertible Debenture. (Incorporated herein by
                      reference to Exhibit 3.09 to Grey's Annual Report on Form
                      10-K for the fiscal year ended December 31, 1983.)
       4.05           Extension Agreements dated as of July 29, 1996 between Grey and Edward H. Meyer relating to the extension of the
                      maturity dates of the Convertible Debenture and related
                      Promissory Note. (Incorporated herein by reference to
                      Exhibit 4.01 and 4.02 to Grey's Quarterly Report on Form
                      10-Q for the quarter ended June 30, 1996).
       9.01           Voting Trust Agreement, dated as of December 1, 1989, among the several Beneficiaries, Grey and Edward H. Meyer as
                      Voting Trustee. (Incorporated herein by reference to Exhibit
                      9.03 to Grey's Annual report on Form 10-K for the fiscal
                      year ended December 31, 1989.)
       9.02           Amended and Restated Voting Trust Agreement, dated as of
                      February 24, 1986, as amended and restated as of August 31,
                      1987 and again amended and restated as of March 21, 1994,
                      among the several Beneficiaries where-under, Grey and Edward
                      H. Meyer as Voting Trustee. (Incorporated herein by
                      reference to Exhibit 9.04 to Grey's Annual Report on Form
                      10-K for the fiscal year ended December 31, 1993.)
      10.01*          Employment Agreement, dated as of February 9, 1984, between
                      Grey and Edward H. Meyer ("Meyer Employment Agreement").
                      (Incorporated herein by reference to Exhibit 10.01 to Grey's
                      Annual Report on Form 10-K for the fiscal year ended
                      December 31, 1983.)

 NUMBER ASSIGNED TO
EXHIBIT (I.E. 601 OF
  REGULATION S-K)                       DESCRIPTION OF EXHIBITS
--------------------                    -----------------------
      10.02*          Amendments Two through Ten to Meyer Employment Agreement.
                      (Incorporated herein by reference to Exhibit 10.02 to Grey's
                      Annual Report on Form 10-K for the fiscal year ended
                      December 31, 1985, Exhibit 10.03 to Grey's Annual Report on
                      Form 10-K for the fiscal year ended December 31, 1987,
                      Exhibit 1 to Grey's Current Report on Form 8-K, dated May 9,
                      1988, filed with the SEC pursuant to Section 13 of the 1934
                      Act, Exhibit 2 to Grey's Current Report on Form 8-K, dated
                      May 9, 1988, filed with the SEC pursuant to Section 13 of
                      the 1934 Act. Exhibit I to Grey's Current Report on Form
                      8-K, dated June 9, 1989, filed with the SEC pursuant to
                      Section 13 of the 1934 Act, Exhibit 10.07 to Grey's Annual
                      Report on Form 10-K for the fiscal year ended December 31,
                      1990, Exhibit 10.03 to Grey's Annual Report on Form 10-K for
                      the fiscal year ended December 31, 1994, Exhibit 10.03 to
                      Grey's Annual Report on Form 10-K for the fiscal year ended
                      December 31, 1997, and Exhibit 10.01 to Grey's Quarterly
                      Report on Form 10-Q for the quarter ended March 31, 1998,
                      respectively.)
      10.03*          Deferred Compensation Trust Agreement dated March 22, 1995
                      ("Trust Agreement"), by and between Grey and United States
                      Trust Company of New York. (Incorporated herein by reference to Exhibit 10.04 to Grey's Annual Report on Form 10-K for
                      the fiscal year ended December 31, 1994.)
      10.04*          First and Second Amendments to Trust Agreement (Incorporated
                      herein by reference to Exhibit 10.05 to Grey's Annual Report on Form 10-K for the fiscal year ended December 31, 1995,
                      and Exhibit 10.02 to Grey's Quarterly Report on Form 10-Q
                      for the quarter ended March 31, 1998, respectively.)
      10.05*          Employment Agreement dated as of July 21, 2000, by and
                      between Grey and Steven G. Felsher.
      10.06*          Grey Advertising Inc. Book Value Preferred Stock Plan, as
                      amended. (Incorporated herein by reference to Exhibit 4.1 to
                      Grey's Current Report on Form 8-K, dated June 14, 1983,
                      filed with the SEC pursuant to Section 13 of the 1934 Act.)
      10.07*          Grey Advertising Inc. Amended and Restated Senior Executive
                      Officer Pension Plan. (Incorporated herein by reference to
                      Exhibit 10.08 to Grey's Annual Report on Form 10-K for the
                      fiscal year ended December 31, 1984.)
      10.08*          Grey Advertising Inc. Amended and Restated 1993 Senior
                      Management Incentive Plan. (Incorporated herein by reference to Exhibit 10.01 to Grey's Quarterly Report on Form 10-Q for
                      the quarter ended September 30, 1996.)
      10.09*          Grey Advertising Inc. 1998 Senior Management Incentive Plan
                      (Incorporated herein by reference to Exhibit A to Grey's
                      Annual Meeting Proxy Statement)
      10.10*          Promissory Notes I and II, dated as of December 29, 1992,
                      from Edward H. Meyer to Grey, delivered pursuant to the
                      Stock Option Agreement dated as of October 13, 1984 by and between Grey and Edward H. Meyer. (Incorporated herein by
                      reference to Exhibit 10.16 to Grey's Annual Report on Form
                      10-K for the fiscal year ended December 31, 1992.)
      10.11*          Stock Option Agreement, effective as of January 5, 1995, by and between Grey and Edward H. Meyer. (Incorporated herein by reference to Exhibit 13 to Amendment No. 8 to the
                      Statement on Schedule 13D, dated as of March 10, 1995, filed by Edward H. Meyer.)
      10.12*          Stock Option Agreement effective as of November 26, 1996, by and between Grey and Edward H. Meyer. (Incorporated herein by reference to Exhibit 15 to Amendment No. 10 to the
                      Statement on Schedule 13D, dated as of February 11, 1997,
                      filed by Edward H. Meyer.)

 NUMBER ASSIGNED TO
EXHIBIT (I.E. 601 OF
  REGULATION S-K)                       DESCRIPTION OF EXHIBITS
--------------------                    -----------------------
      10.13*          Stock Option Agreement, effective as of January 23, 1998, by and between Grey and Edward H. Meyer. (Incorporated herein by reference to Exhibit 16 to Amendment No. 11 to the
                      Statement on Schedule 13D, dated as of March 13, 1998, filed by Edward H. Meyer.)
       10.14          Registration Rights Agreement, dated as of June 5, 1986,
                      between Grey and Edward H. Meyer. (Incorporated herein by
                      reference to Exhibit 12 to Amendment No. 8 to the Statement on Schedule 13D, dated as of March 10, 1995, filed by Edward
                      H. Meyer.)
      10.15*          Grey Advertising Inc. Incentive Stock Option Plan, as
                      amended and restated as of April 3, 1986. (Incorporated
                      herein by reference to Exhibit 4.04 to Grey's Registration
                      Statement on Form S-8 filed with the SEC pursuant to Section
                      6(a) of the '33 Act.)
      10.16*          Grey Advertising Inc. 1987 Stock Option Plan. (Incorporated
                      herein by reference to Exhibit 10.24 to Grey's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)
      10.17*          Grey Advertising Inc. amended and restated 1994 Stock
                      Incentive Plan. (Incorporated herein by reference to Exhibit
                      10.02 to Grey's Quarterly Report on Form 10-Q for the
                      quarter ended September 30, 1996.)
       10.18          Note Agreement, dated as of December 23, 1997, by and
                      between Grey and the Prudential Insurance Company of
                      America. (Incorporated herein by reference to Exhibit 10.20 to Grey's Annual Report on Form 10-K for the fiscal year
                      ended December 31, 1997)
       10.19          Note Agreement, dated as of November 13, 2000 by and between
                      Grey and the Prudential Insurance Company of America.
                      (Incorporated herein by reference to Exhibit 99.1 to Grey's
                      Current Report on Form 8-K dated November 13, 2000, filed
                      with the SEC pursuant to Section 13 of the 1934 Act.)
      10.20*          Bonuses -- Grey has paid bonuses to certain of its executive officers (including those who are directors) and employees in prior years including 2000, and may do so in future
                      years. Bonuses have been and may be in the form of cash,
                      shares of stock or both although Grey presently does not
                      have any plans to pay stock bonuses. Bonuses are not granted pursuant to any formal plan.
      10.21*          Director's Fees -- It is the policy of Grey to pay each of its non-employee directors a fee of $4,500 per fiscal
                      quarter and a fee of $3,000 for each meeting of the Board of
                      Directors attended. This policy is not embodied in any
                      written document.
      10.22*          Deferred Compensation Agreement, dated December 23, 1981,
                      between Grey and Mark N. Kaplan, regarding deferral of
                      payment of director's fees to which Mr. Kaplan may become
                      entitled. (Incorporated herein by reference to Exhibit 10.18 to Grey's Annual Report on Form 10-K for the fiscal year
                      ended December 31, 1982.)

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

---------------
* Management contract or compensatory plan or arrangement identified in compliance with Item 14(c) of the rules governing the preparation of this report.