Form 10-K405/A
period 2000-12-31
GREY GLOBAL GROUP INC
filed 2001-04-30
CIK 43952

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of registrant was $574,335,312 as at March 1, 2001.

     The registrant had 1,029,763 shares of its common stock, par value $.01 per share, and 223,659 shares of its Limited Duration Class B Common Stock, par value $.01 per share, outstanding as at March 1, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual proxy statement to be furnished in connection with the registrant's 2001 annual meeting of stockholders are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the year ended December 31, 2000 on Form 10-K as set forth in the pages attached hereto:

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

                                          GREY GLOBAL GROUP INC.
                                          (Registrant)

                                          By: /s/   STEVEN G. FELSHER
                                            ------------------------------------
                                            Vice Chairman,
                                            Principal Financial Officer
                                            Secretary and Treasurer

                                          Dated: April 27, 2001

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ("COMPANY").

     Set forth below is certain information concerning the Company's directors:

                                                                                                 PERCENT
                                                                                   NO. OF           OF
                                                                                  SHARES OF       VOTES
                                                                      TERM/        VOTING          CAST
                                                                      OFFICE        STOCK           BY
                                                           DIRECTOR    WILL         OWNED         VOTING
NAME(a)              AGE           OCCUPATION(b)            SINCE     EXPIRE   BENEFICIALLY(c)    SHARES
-------              ---           -------------           --------   ------   ---------------   --------
Mark N. Kaplan.....  71    Of counsel, Skadden, Arps,        1973      2002          2,200(e)        --(f)
                           Slate, Meagher & Flom, LLP,
                           law firm(d)
Edward H. Meyer....  74    Chairman of the Board,            1961      2003        544,880(g)     70.85%
                           President and Chief Executive
                           Officer
Richard Reiss,             Chairman, Georgica Advisors,
  Jr. .............  57    LLC, an investment firm           1999        --(h)       2,000(i)        --(f)
John Shannon.......  64    President, Grey-International     1991      2001          1,000           --(f)

---------------
 (a) There is no family relationship between any director and any other director or executive officer of the Company.

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

    Mr. Meyer is also a director of Ethan Allen Interiors, Inc. and Harman International Industries, Inc.

    Mr. Reiss is also a director of Lazard Funds, Inc., O'Charley's Inc. and R7S Investors LP.

 (c) Represents beneficial interests in shares of the Company's Common Stock, Class B Stock and Series I, II and III Preferred Stock. Information is as of March 1, 2001.

 (d) Skadden, Arps, Slate, Meagher & Flom LLP, a law firm for which Mr. Kaplan is of counsel, has provided certain legal services to the Company in 2000 and 2001.

 (e) Mr. Kaplan owns 1,100 shares of each of Common Stock and Class B Stock.

 (f) Represents less than 1.0% of the votes entitled to be cast.

 (g) Mr. Meyer beneficially owns 104,684 shares of Common Stock and 110,053 shares of Class B Stock, as to which he, as the Voting Trustee under the Voting Trust Agreement (as hereinafter defined), exercises voting power, and 20,000 shares of the Series I Preferred Stock, and 5,000 shares of each of the Series II and of the Series III Preferred Stock, representing approximately 10.2%, 49.2%, 100%, 100% and 100% of each class, respectively. Also includes shares held pursuant to the Voting Trust Agreement, as to which Mr. Meyer, as the Voting Trustee, exercises voting power, and shares of Common Stock and Class B Stock held in the Company's Employee Stock Ownership Plan as to which Mr. Meyer exercises shared voting power by virtue of his membership on the committee charged with its administration. Also includes shares of Common Stock (2.5%) and Class B Stock (11.4%) issuable upon conversion of the Company's 8 1/2% Convertible Subordinated Debentures owned by Mr. Meyer after giving effect to the assumed conversion thereof and shares of Common Stock (7.3%) issuable upon exercise of currently exercisable stock options owned by Mr. Meyer and shares of Common Stock issuable upon exercise of stock options which are exercisable by beneficiaries under the Voting Trust Agreement after giving effect to the assumed exercise thereof. Does not include shares of Common Stock issuable to beneficiaries under the Voting Trust Agreement upon exercise of options which are not presently exercisable.

(h) Mr. Reiss had been elected by the holder of the Series I Preferred Stock and serves until the election of his successor.

 (i) Mr. Reiss owns 2000 shares of Common Stock.

     Directors who are not employees of the Company receive a fee of $4,500 per quarter and a fee of $3,000 for each meeting of the Board attended. Directors who are also employees receive no remuneration for serving on the Board. Under an agreement with the Company, Mr. Kaplan has elected to have payment of his director's fees deferred until he retires from the Board. Members of the Audit Committee and the Compensation Committee receive $1,000 for attendance at each meeting of each such committee which does not fall on the same day as a meeting of the Board. The Company matches on an annual basis up to $10,000 in charitable contributions made by each non-employee Director.

     Information concerning the Company's executive officers is included in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of its Chief Executive Officer and each of the four other most highly compensated executive officers of the Company with respect to the three most recently completed fiscal years of the Company:

                                                                 LONG-TERM COMPENSATION
                                      ANNUAL COMPENSATION        -----------------------
                                  ----------------------------     REST.        STOCK      ALL OTHER
NAME AND POSITION                 YEAR   SALARY(2)    BONUS(2)   STOCK($)    OPTIONS(#)     COMP.(1)
-----------------                 ----   ----------   --------   ---------   -----------   ----------
Edward H. Meyer.................  2000   $2,900,000   $450,000     -0-         -0-         $1,314,756
  Chairman, President and         1999    2,900,000    250,000     -0-         -0-            912,520
  Chief Executive Officer         1998    2,900,000    400,000     -0-         30,000       1,395,597
Robert L. Berenson..............  2000   $  625,000   $170,000     -0-         -0-         $  292,080
  Vice Chairman,                  1999      625,000    170,000     -0-         -0-            280,659
  General Manager                 1998      625,000    220,000     -0-         -0-            356,597
Steven G. Felsher...............  2000   $  600,000   $250,000   $899,250(3)    1,500      $  261,735
  Vice Chairman,                  1999      425,000    200,000     -0-         -0-            210,884
  Chief Financial Officer,        1998      425,000    144,000     -0-            500         183,649
  Secretary & Treasurer
Stephen A. Novick...............  2000   $  825,000   $100,000     -0-         -0-         $  217,096
  Vice Chairman,                  1999      825,000    100,000     -0-         -0-            205,412
  Chief Creative Officer          1998      825,000    125,000     -0-         -0-            432,401
John Shannon....................  2000   $  555,249   $151,500     -0-         -0-         $   47,156
  President,                      1999      600,730    165,320     -0-         -0-             61,741
  Grey-International              1998      600,730    220,320     -0-            500          82,492

---------------
(1) All Other Compensation includes: (i) contributions of $6,700 for 2000 to the Company's qualified defined contribution plans on behalf of the named executives other than Mr. Shannon, who, as a United Kingdom resident, participated in local pension programs to which he contributed funds from his salary compensation; (ii) amount shown for Mr. Shannon represents deferred compensation pursuant to a subsidiary-sponsored program for United Kingdom executives; (iii) respective insurance premium expense coverage or reimbursement of $74,618, $30,380, $5,035 and $10,396 in 2000, for Messrs.
    Meyer, Berenson, Felsher and Novick; (iv) accruals in the amounts of $109,600 for Mr. Meyer in 2000 generally in respect of amounts which would have been allocated to Mr. Meyer's accounts under the Company's qualified defined contribution programs for such year but for certain limitations determined under the federal tax laws; (v) respective allocations under the Company's Senior Management Incentive Plan ("SMIP") in 2000 for Messrs. Berenson, Meyer, Felsher and Novick of $130,000, $1,123,838, $250,000 and $200,000; (vi) $150,000 of loan forgiveness in 1998 and $125,000 of loan forgiveness effected for 1999 in respect of Mr. Berenson's indebtedness to the Company; and (vii) $200,000 of loan forgiveness effected in early 1999 in respect to Mr. Novick's indebtedness to the Company.

(2) Includes amounts paid into a deferred compensation trust on Mr. Meyer's behalf in 1999 and 2000. (See "Certain Relationships and Related Transactions.")

(3) Grant of 1,500 shares of restricted stock pursuant to the Company's 1994 Stock Incentive Plan, which shares vest at a rate of one-third per year beginning on August 7, 2003.

AGGREGATE OPTIONS EXERCISED IN 2000 AND STOCK OPTION VALUES AS AT DECEMBER 31, 2000(1)

                                                                                              VALUE OF
                                                                 NUMBER OF                   UNEXERCISED
                                                                UNEXERCISED                 IN-THE-MONEY
                                                                OPTIONS AT                   OPTIONS AT
                             SHARES                          DECEMBER 31, 2000            DECEMBER 31, 2000
                            ACQUIRED         VALUE       -------------------------    -------------------------
NAME                       ON EXERCISE    REALIZED(2)    EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
----                       -----------    -----------    -------------------------    -------------------------
Edward H. Meyer..........      --             --                   75,000/0                   $33,122,500/0
Robert L. Berenson.......      --             --                1,667/3,333              $836,000/1,671,500
Steven G. Felsher........                                         833/4,667              $417,750/1,747,250
Stephen A. Novick........      --             --                1,167/2,333              $585,250/1,170,000
John Shannon.............      --             --                  667/1,833                $334,500/827,250

---------------
(1) All options relate to shares of Common Stock.

(2) "Value Realized" represents the market price of the Common Stock on the date of exercise less the exercise price paid.

OPTION GRANTS IN THE LAST FISCAL YEAR

                                                            INDIVIDUAL GRANTS
                                 ------------------------------------------------------------------------
                                                       % OF TOTAL
                                                        OPTIONS
                                  NUMBER OF SHARES     GRANTED TO    EXERCISE                  GRANT DATE
                                 UNDERLYING OPTIONS    EMPLOYEES       PRICE                    PRESENT
NAME                                 GRANTED(1)         IN 2000      ($/SHARE)    EXP. DATE     VALUE(2)
----                             ------------------    ----------    ---------    ---------    ----------
Steven G. Felsher..............        1,500               6%         $425.00      4/13/10      $358,530

---------------
(1) Options granted to acquire Common Stock at market price on the date of grant under the Company's 1994 Stock Incentive Plan. The options are exercisable at a rate of one-third per year beginning on the initial exercise date, which for Mr. Felsher is April 13, 2003.

(2) Amounts based on the modified Black-Scholes option prices model with the following assumptions: exercise price equal to fair market value on the date of grant, ten year option term, interest rate of 6.69% and a dividend rate of .94%. There is no assurance that value realized by an optionee will be at or near the value estimated by this pricing model. Should the stock price not rise above the option price, the optionee will realize no gain.

SENIOR EXECUTIVE OFFICER POST-EMPLOYMENT COMPENSATION PLAN

     The Senior Executive Officer Post-Employment Compensation Plan provides that certain qualified officers of the Company and its subsidiaries will be entitled upon retirement at or after the age of 60 to a lifetime supplemental pension of a maximum of $60,000 per year depending, in part, upon the date of retirement. Persons who are executive vice presidents of the Company, or more senior, or are designated senior executive officers of certain of the Company's subsidiaries, and who have met certain age and length of service requirements, and have been designated by the Board of Directors of the Company, are participants under the plan. In addition, a surviving spouse of a recipient of a pension under the plan is entitled to an annual pension equal to a maximum of $30,000, depending, in part, upon the date of retirement of the deceased participant, for the shorter of such spouse's life and 20 years. Each of the named executives (other than Mr. Shannon) were participants under the plan. In addition, the Company has certain understandings whereby certain additional pension amounts may be paid to Messrs. Berenson, Felsher and Novick. Furthermore, the Company has agreed to make certain payments ("pension deposits") to a rabbi trust established with the United States Trust Company of New York which would be used to fund a pension obligation to be payable to Mr. Meyer over the eleven year period following the normal expiration of his current employment agreement ("pension period"). Annual pension deposits of $360,000 are to be made through 2002 contingent on Mr. Meyer's continued employment. The amount of the pension to be paid to Mr. Meyer will be dependent on, and be limited to, the funds in the rabbi trust during the pension period. In addition, upon termination of Mr. Meyer's employment prior to the commencement of the pension period or upon his death, any undistributed funds in the rabbi trust would be paid to Mr. Meyer or his estate, as the case may be, in satisfaction of any future obligations with respect to this pension.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of March 1, 2001 the Company had outstanding 1,029,763 shares of Common Stock and 223,659 shares of Class B Stock. To the knowledge of the Board of Directors as of March 1, 2001 no stockholder owned of record or beneficially more than 5% of the Company's outstanding Shares of Common Stock, Class B Stock or Preferred Stock except as indicated below.

                                                                           AMOUNT OF SHARES
                                                                            AND NATURE OF
                                       NAME AND ADDRESS OF RECORD           BENEFICIAL OR      PERCENTAGE
TITLE OF CLASS                            OR BENEFICIAL OWNER              RECORD OWNERSHIP     OF CLASS
--------------                   --------------------------------------    ----------------    ----------
Common Stock...................  Edward H. Meyer, as Voting Trustee            138,017(a)         13.4
                                 under a Voting Trust Agreement, dated
                                 as of February 24, 1986, and as
                                 subsequently amended ("Voting Trust
                                 Agreement"), among the Voting Trustee,
                                 the Company and the Beneficiaries of
                                 the
                                 Voting Trust Agreement
                                 777 Third Avenue,
                                 New York, New York 10017
                                 Edward H. Meyer                               205,248(b)         18.2
                                 777 Third Avenue
                                 New York, New York 10017

                                 The committee administering the                29,767(c)          2.9
                                 Company's Employee Stock
                                 Ownership Plan
                                 777 Third Avenue
                                 New York, New York 10017

                                 Ariel Capital Management, Inc.                221,551(d)         21.5
                                 307 North Michigan Avenue
                                 Chicago, Illinois

                                 Brookside Capital Partners Fund, L.P.          57,479(e)          5.6
                                 Two Copley Place
                                 Boston, Massachusetts 02116

                                 Tweedy Browne Company L.P.                     63,568(f)          6.2
                                 52 Vanderbilt Avenue
                                 New York, New York 10017

                                 All executive officers and directors          301,681(g)         26.0
                                 as a group

Class B Stock..................  Edward H. Meyer                               134,791(a)         60.3
                                 Trustee under the Voting Trust
                                 Agreement
                                 777 Third Avenue
                                 New York, New York 10017

                                 Edward H. Meyer                               135,617(b)         54.4
                                 777 Third Avenue
                                 New York, New York 10017

                                                                           AMOUNT OF SHARES
                                                                            AND NATURE OF
                                       NAME AND ADDRESS OF RECORD           BENEFICIAL OR      PERCENTAGE
TITLE OF CLASS                            OR BENEFICIAL OWNER              RECORD OWNERSHIP     OF CLASS
--------------                   --------------------------------------    ----------------    ----------
                                 The committee administering the                56,944(c)         25.5
                                 Company's Employee Stock
                                 Ownership Plan
                                 777 Third Avenue
                                 New York, New York 10017

                                 All executive officers and directors          218,399(g)         87.6
                                 as a group

Series I, Series II and Series   Edward H. Meyer                                30,000(h)        100.0
  III Preferred Stock..........  777 Third Avenue
                                 New York, New York 10017

---------------
 (a) Represents voting power only. Does not include shares issuable upon exercise of options which are, however, contractually bound to be deposited pursuant to the Voting Trust Agreement. In general, investment power over the shares deposited in the voting trust established pursuant to the Voting Trust Agreement is retained by the several beneficiaries of the Voting Trust Agreement. (See "Employment Agreements and Other Transactions" below.)

 (b) Includes shares of Common Stock and of Class B Stock, as the case may be, issuable upon conversion of the Company's 8 1/2% Convertible Subordinated Debentures owned by Mr. Meyer, and shares of Common Stock issuable upon exercise of stock options which are currently exercisable (after giving effect to the assumed conversion and exercise thereof) and Mr. Meyer's beneficial interest in shares of Common Stock and Class B Stock deposited by him pursuant to the Voting Trust Agreement as to which he retains investment power. Does not include shares of Common Stock (2.9% of such class) and of Class B Stock (25.5%) held in the Company's Employee Stock Ownership Plan as to which Mr. Meyer exercises shared voting power by virtue of his membership on the committee charged with its administration. Does not include shares of Common Stock, Class B Stock and shares of Common Stock issuable upon exercise of stock options, held in trust for Mr. Meyer's children which have been deposited with the Voting Trust under the Voting Trust Agreement, or shares of Common Stock or of Class B Stock as to which Mr. Meyer exercises voting power by virtue of being the Voting Trustee under the Voting Trust Agreement (other than shares deposited in the Voting Trust by Mr. Meyer).

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

 (e) Information based on the Company's understanding of publicly filed material. Brookside Capital Partners Fund, L.P., Inc., a registered investment advisor, together with a related entity, on behalf of its clients, has sole or shared dispositive and voting power with respect to the shares listed.

 (f) Information based on the Company's understanding of publicly filed material. Tweedy Browne Company L.P., a registered investment advisor, together with a related entities, on behalf of its clients, has been a long-term investor in the Company, has sole or shared dispositive and voting power with respect to the shares listed.

 (g) Includes shares of Common Stock (2.9% of such class) and of Class B Stock (25.5%), as the case may be, as to which certain executive officers exercise shared voting power by virtue of their membership on the committee administering the Company's Employee Stock Ownership Plan. Includes shares of Common Stock and Class B Stock as to which the Voting Trustee (Mr. Meyer) under the Voting Trust Agreement exercises voting power. Includes shares of Common Stock and of Class B Stock issuable upon conversion of the Company's 8 1/2% Convertible Subordinated Debentures owned by Mr. Meyer and shares of Common Stock issuable upon exercise of stock options which are exercisable by beneficiaries under the Voting Trust Agreement, who are obliged, under the terms of the Voting Trust Agreement, to deposit in the Voting Trust shares acquired subsequent to the execution of the Voting Trust Agreement, after giving effect to the assumed conversion and exercise thereof. Does not include shares of Common Stock issuable to beneficiaries under the Voting Trust Agreement upon exercise of stock options which are not presently exercisable.

(h) Represents 20,000 shares of Series I Preferred Stock, and 5,000 shares of each of the Company's Series II and Series III Preferred Stock, of which classes Mr. Meyer owns 100% of the outstanding shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During 1996, pursuant to an earlier employment arrangement with Mr. Berenson, the Company loaned Mr. Berenson $700,000, $200,000 of which is forgivable by the Company assuming Mr. Berenson's continued employment through early 2002 and $500,000 of which is forgivable by the Company dependent on Mr. Berenson's employment through 2004. In addition, in 1999 the Company agreed with Mr. Berenson that upon a change in control of the Company and the involuntary termination of Mr. Berenson's employment or material diminution of his status resulting in him terminating his employment, he shall be entitled to continued salary for one year following such event and the immediate vesting of all of his currently-held theretofore unvested stock options and allocations under SMIP, and the forgiveness of his outstanding loans detailed above.

     The Company has an employment agreement with Mr. Felsher providing for his continued employment with the Company through July 21, 2005. The agreement also provides for an annual salary of $600,000 for Mr. Felsher's services, and for the annual grant of 300 shares of restricted stock and options to acquire 300 shares of Company stock at the then pertaining market value. In addition, in the event Mr. Felsher's employment is terminated without cause or good reason he shall be entitled to a payment equal to the greater of his principal annual aggregate compensation multiplied by 1.4, and the amounts which would have been paid during the then remainder of his agreement. In such event, as well, all of Mr. Felsher's unvested benefits under Company plans will vest.

     The Company has an employment agreement with Mr. Meyer, which provides for Mr. Meyer's employment with the Company through December 31, 2002. The agreement also provides for a minimum annual salary of $3,300,000 for Mr. Meyer's services as Chief Executive Officer. If the Company terminates Mr. Meyer's full-time employment as Chief Executive Officer without cause (as defined in the agreement), or if Mr. Meyer effects such termination due to a change of control of the Company or other good reason specified in the agreement, Mr. Meyer will receive $3,000,000 in consideration of his employment. The agreement further provides that the Company will defray premiums on life insurance policies on Mr. Meyer's life payable to a beneficiary designated by him; the Company paid $34,427 in premiums in respect of these policies in 2000. The employment agreement also provides that Mr. Meyer may, for a period subsequent to his termination of full-time employment as Chief Executive Officer, provide the Company with consulting services for compensation at the rate of $10,000 per month. If the Company terminates Mr. Meyer's full-time employment as Chief Executive Officer without cause, or if Mr. Meyer effects such termination due to a change in control of the Company or for other good reason, Mr. Meyer will receive a lump sum payment equal to his then current aggregate remuneration multiplied by the greater of the number of years remaining in the term of the employment agreement and the number three. In such event, Mr. Meyer will also have an option to sell to the Company each share of the Common Stock and the Class B Stock which he then owns at the per share market value of the Common Stock. Mr. Meyer's agreement also provides that, for the ten year period (subject to reduction or suspension in the event Mr. Meyer becomes disabled or is in breach of his agreement) following his termination of employment, the Company will, among other things, provide Mr. Meyer with an office, and related office staff and facilities, and the continued use of a car and driver. The Company has also agreed to reimburse Mr. Meyer for certain business expenses incurred by him following termination of his employment up to $100,000 per year during the first five years of such period and $50,000 per year during the remainder of such period, with such amounts being adjusted for increases in the consumer price index until the date of termination of his employment. During such ten year period, Mr. Meyer has also been charged with the responsibility of overseeing a certain portion of the Company's charitable contributions and, thus, will see to the contribution to charities of $100,000 per year of the Company's funds during the first five years of the period and of $50,000 per year during the remainder of the period.

     In the context of the agreement extending the term of Mr. Meyer's employment agreement through the date hereinabove mentioned, the Company and Mr. Meyer also reached agreement providing for the deferral of certain compensation otherwise payable to him and the payment of such deferred compensation into a trust, commonly referred to as a rabbi trust, established with United States Trust Company of New York. The purpose of the trust arrangement is to enhance the Company's ability to deduct compensation paid to Mr. Meyer without the application of Section 162(m) of the Internal Revenue Code ("Section") at such times as the monies are paid to Mr. Meyer from the trust. The Section, under certain circumstances, denies a tax deduction to an employer for certain compensation expenses in excess of $1,000,000 per year paid by a publicly-held corporation to certain of its executives. For 2000, all W-2 compensation attributable to Mr. Meyer in excess of $1,000,000 was deferred and paid into the trust. In 2001 and subsequent years, such compensation as shall be timely elected by Mr. Meyer shall be deferred and paid into the trust provided that no such election shall cause any compensation paid to Mr. Meyer to be non-deductible by reason of the Section. Amounts deferred and paid into the trust shall be paid to Mr. Meyer or to his estate, as the case may be, upon the expiration of Mr. Meyer's employment agreement, or the termination of his employment by reason of death or disability. For the purpose of the presentation of Mr. Meyer's compensation in the Summary Compensation Table hereinabove provided, the amounts deferred and paid into the trust are deemed having been paid to Mr. Meyer.

     In 1983, the Company sold and issued $3,025,000 principal amount of its 8 1/2% Convertible Subordinated Debentures, due December 10, 2003, to Mr. Meyer in consideration of a purchase price of equal amount, of which $25,000 was paid in cash and the remainder by delivery of Mr. Meyer's long-term 9% full recourse promissory note in the principal amount of $3,000,000, due December 31, 2004. The Debentures are convertible at any time into one share of Common Stock and one share of Class B Stock, at a current conversion price of $118.33, subject to adjustment upon the occurrence of certain events. During 1992, Mr. Meyer exercised certain stock options which had been granted to him in 1984, and, in connection therewith pursuant to the stock option agreement, issued to the Company his promissory note in the amount of $3,169,690, representing the exercise price in excess of the par value of the shares issued on exercise, which amount was paid in cash, and his promissory note in the amount of $2,339,998, representing the amount of tax required to be withheld in connection with such option exercise. The promissory notes are each full recourse, mature on December 22, 2001 and bear interest at the rate of 6.06% per year. Mr. Meyer is also indebted to the Company in the aggregate amount of $762,950 pursuant to long-term 9%, full recourse promissory notes delivered to the Company in connection with Mr. Meyer's purchase of shares of Series I Preferred Stock, Series II Preferred Stock and Series III Preferred Stock (collectively, the "Preferred Stock"). The redemption date of the Preferred Stock is fixed at April 7, 2004. The terms of the Preferred Stock also give Mr. Meyer or his estate, as the case may be, the option to require the Company to redeem his Preferred Stock for a period of 12 months following his (i) death, (ii) permanent disability or permanent mental disability, (iii) termination of full-time employment for good reason or (iv) termination of full-time employment by the Company without cause.

     If Mr. Meyer had been terminated effective December 31, 2000 under circumstances which would have resulted in payment of the special severance detailed in the foregoing description of his agreement, the amount then payable to him would have been $26,334,479. Other than pursuant to the loans described above in connection with Mr. Meyer's securities and Mr. Berenson's arrangements, no executive named above is indebted to the Company for more than $60,000. Certain key employees of the Company, including the named executives (other than Mr. Shannon) and certain members of their immediate families ("Beneficiaries"), have entered into the Voting Trust Agreement, as amended in 1987 and 1994, pursuant to which the Beneficiaries have deposited the shares of Common Stock and Class B Stock owned by them into a voting trust. The Beneficiaries have also agreed to deposit into the voting trust shares of Common Stock or Class B Stock hereafter acquired by them. The trust was extended in 1994 and will continue until 2004. Mr. Meyer has been designated the sole Voting Trustee. Beneficiaries retain the sole authority to receive dividends and, in general, to dispose of their shares held in the voting trust. The Company has entered into indemnification agreements with each of the members of the Board of Directors providing, generally, for the fullest indemnification permitted by law.