Form 10-Q
period 2001-03-31
GREY GLOBAL GROUP INC
filed 2001-05-15
CIK 43952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2001

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

As of April 30, 2001, the total number of shares outstanding of Registrant's Common Stock, par value $0.01 per share ("Common Stock"), was 1,032,940 and of Registrant's Limited Duration Class B Common Stock, par value $0.01 per share ("Class B Common Stock"), was 221,929.

                             GREY GLOBAL GROUP INC.
                      AND CONSOLIDATED SUBSIDIARY COMPANIES
                                      INDEX

                                                                               PAGE NO.

   Financial Statements:
       Condensed Consolidated Balance Sheets                                      3

       Condensed Consolidated Statements of Operations                            5

       Condensed Consolidated Statements of Cash Flows                            6

       Notes to Condensed Consolidated Financial Statements                       8

   Management's Discussion and Analysis of Financial

       Condition and Results of Operations                                       11

   Other Information                                                             13

   Signatures                                                                    14

   Index to Exhibits                                                             15

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    MARCH 31,                DECEMBER 31,
                                                                                      2001                      2000
(in thousands, except share and per share data)                                   (UNAUDITED)                   (A)
                                                                                     -------                  -------
ASSETS
Current assets:
   Cash and cash equivalents                                                     $   202,894              $   309,750
   Marketable securities                                                               1,504                    3,006
   Accounts receivable                                                               911,773                  999,152
   Expenditures billable to clients                                                   76,360                   90,075
   Other current assets                                                              102,900                  105,689
                                                                                     -------                  -------

Total current assets                                                               1,295,431                1,507,672

Investments in and advances to nonconsolidated affiliated companies                   15,481                   16,198

Fixed assets-at cost, less accumulated depreciation of $175,571 in
   2001 and $169,939 in 2000                                                         155,232                  147,735
Marketable securities                                                                 13,036                   13,797
Intangibles-net of accumulated amortization of $57,880 in 2001 and
   $54,420 in 2000                                                                   193,372                  192,110
Other assets - including loans to executive officers of $5,247 in 2001
   and 2000                                                                          115,418                  111,808
                                                                                     -------                  -------
Total assets                                                                     $ 1,787,970              $ 1,989,320
                                                                                 ===========              ===========



     See accompanying notes to condensed consolidated financial statements.
 (A) The condensed consolidated balance sheet has been derived from the audited financial statements at that date.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                                                                                  MARCH 31,                DECEMBER 31,
                                                                                    2001                      2000
(in thousands, except share and per share data)                                  (UNAUDITED)                   (A)
                                                                                 -----------                   -------
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                           $    1,068,281            $    1,239,940
   Notes payable to banks                                                             61,933                    47,016
   Accrued expenses and other                                                        193,723                   245,751
   Income taxes payable                                                               22,233                    26,386
                                                                                     -------                   -------
Total current liabilities                                                          1,346,170                 1,559,093
Other liabilities, including deferred compensation of $54,724 in 2001
   and $54,290 in 2000                                                               112,388                    99,597
Long-term debt                                                                       128,025                   128,025
Minority interest                                                                     21,104                    20,675
Redeemable Preferred Stock - at redemption value; par value $0.01 per share; authorized 500,000 shares; issued and outstanding 30,000
   shares in 2001 and 2000                                                             9,847                     9,995
Common stockholders' equity:
   Common Stock - par value $0.01 per share; authorized 50,000,000 shares;
     issued 1,242,625 shares in 2001 and 1,238,524 shares in 2000                         12                        12
   Limited Duration Class B Common Stock - par value $0.01 per share;
     authorized 10,000,000 shares; issued 248,876 shares in 2001 and
     251,663 shares in 2000                                                                2                         3
   Paid-in additional capital                                                         46,514                    46,004
   Retained earnings                                                                 204,458                   205,378
   Accumulated other comprehensive loss:
     Cumulative translation adjustment                                               (30,037)                  (27,388)
     Unrealized loss on marketable securities                                         (5,876)                   (7,336)
                                                                                     -------                   -------
   Total accumulated other comprehensive loss                                        (35,913)                  (34,724)
                                                                                     -------                   -------
   Loans to officer used to purchase Common Stock and Limited
     Duration Class B Common Stock                                                    (4,726)                   (4,726)
                                                                                     -------                   -------
                                                                                     210,347                   211,947
   Less - cost of 210,065 and 210,749 shares of Common Stock and 26,937 and
     26,937 shares of Limited Duration Class B Common Stock held in treasury in
     2001 and 2000, respectively                                                      39,911                    40,012
                                                                                     -------                   -------
Total common stockholders' equity                                                    170,436                   171,935
                                                                                     -------                   -------
Total liabilities and common stockholders' equity                             $    1,787,970            $    1,989,320
                                                                              ==============            ==============



     See accompanying notes to condensed consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                   FOR THE THREE MONTHS ENDED
                                                                                            MARCH 31,

(in thousands, except share and per share data)                                   2001                     2000
                                                                              --------------------------------------
Commissions and fees                                                        $     304,851              $   288,708
Expenses:
   Salaries and employee related expenses                                         205,119                  187,404
   Office and general expenses                                                     94,033                   89,496
                                                                              --------------------------------------
                                                                                  299,152                  276,900
                                                                              --------------------------------------
                                                                                    5,699                   11,808
Other (loss) income - net                                                            (769)                   1,151
                                                                              --------------------------------------
Income of consolidated companies before taxes on income                             4,930                   12,959
Provision for taxes on income                                                       2,474                    6,911
                                                                              --------------------------------------
Income  of consolidated companies                                                   2,456                    6,048
Minority interest applicable to consolidated companies                             (1,914)                  (1,358)
Equity in (loss) earnings of nonconsolidated affiliated companies                    (297)                     464
                                                                              --------------------------------------
Net income                                                                  $         245              $     5,154
                                                                              --------------------------------------
Weighted average number
    of common shares outstanding
         Basic                                                                  1,235,139                1,233,588
         Diluted                                                                1,369,927                1,342,259
 Earnings per common share
         Basic                                                                      $0.27                   $ 4.11
         Diluted                                                                    $0.27                   $ 3.81
Dividends per common share                                                          $1.00                   $ 1.00




     See accompanying notes to condensed consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                FOR THE THREE MONTHS ENDED
                                                                                        MARCH 31,
(in thousands, except share and per share data)                                      2001         2000
                                                                                 --------     --------
OPERATING ACTIVITIES
Net income                                                                      $     245    $   5,154
Adjustments to reconcile net income to net cash
 used in operating activities:
   Depreciation and amortization of fixed assets                                   10,420        8,826
   Amortization of intangibles                                                      3,328        3,031
   Deferred compensation                                                              500        2,599
   Equity in earnings of nonconsolidated affiliated  companies, net of
     dividends received of $23 in 2001 and $12 in 2000                                320         (452)
   Loss from the sale of marketable securities                                         19           22
   Minority interest applicable to consolidated companies                           1,914        1,358
   Restricted stock expense                                                           461          195
   Deferred income taxes                                                           (1,117)        (600)
   Changes in operating assets and liabilities                                   (118,778)    (102,437)
                                                                                 --------     --------
Net cash used in operating activities                                            (102,688)     (82,304)

INVESTING ACTIVITIES

Purchases of fixed assets                                                         (16,867)     (17,781)
Trust fund deposits                                                                (1,416)      (1,134)
Decrease in investments in and advances to
   nonconsolidated affiliated companies                                               397          518
Purchases of marketable securities                                                   --           (501)
Proceeds from the sale of marketable securities                                     3,677          920
Purchases of investment securities                                                   (746)     (14,966)
Increase in intangibles, primarily goodwill                                        (2,213)      (9,800)
                                                                                 --------     --------
Net cash used in investing activities                                             (17,168)     (42,744)

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)


                                                                        FOR THE THREE MONTHS ENDED
                                                                                 MARCH 31,

(in thousands, except share and per share data)                              2001         2000
                                                                        ----------------------------
FINANCING ACTIVITIES
Net proceeds from (repayments of) short-term borrowings                     13,060       (8,835)
Common shares acquired for treasury                                           (122)      (1,606)
Cash dividends paid on common shares                                        (1,252)      (1,244)
Cash dividends paid on redeemable Preferred Stock                              (60)         (60)
(Payments for repurchase) net proceeds from issuance of
 restricted stock                                                              (79)           3
Proceeds from exercise of stock options                                        209          164
                                                                        ----------------------------
Net cash provided by financing activities                                   11,756      (11,578)
Effect of exchange rate changes on cash                                      1,244         (831)
                                                                        ----------------------------
Decrease in cash and cash equivalents                                     (106,856)    (137,457)
Cash and cash equivalents at beginning of period                           309,750      306,556
                                                                        ----------------------------
Cash and cash equivalents at end of period                               $ 202,894    $ 169,099
                                                                        ============================



     See accompanying notes to condensed consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

1. As permitted by the Securities and Exchange Commission, the accompanying unaudited Consolidated Financial Statements and Notes thereto have been condensed and, therefore, do not contain all disclosures required by accounting principles generally accepted in the United States. Reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

2. The financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

3. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

4. The provision for taxes on income results in an effective tax rate that is greater than the Federal statutory rate principally due to state and local income taxes and an overall effective foreign tax rate in excess of the Federal statutory rate.

5. As of March 31, 2001 and December 31, 2000, the Company had outstanding 20,000 shares of Series I Preferred Stock, and 5,000 shares each of its Series II and Series III Preferred Stock. The holder of these shares is the Chairman and Chief Executive Officer of the Company. Each share of Preferred Stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock (subject to certain adjustments) upon redemption, less a fixed discount established upon the issuance of the Preferred Stock. The holder of each class of Preferred Stock is entitled to receive cumulative preferential dividends at the annual rate of $.25 per share, and to participate in dividends on one share of the Common Stock and one share of the Class B Common Stock to the extent such dividends exceed the per share preferential dividend. The redemption date for the Series I, Series II and Series III Preferred Stock is fixed at April 7, 2004.

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

                                                                                   FOR THE THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                ---------------------------------
                                                                                    2001                2000
                                                                                ---------------------------------
                            BASIC EARNINGS PER
                                COMMON SHARE

 WEIGHTED AVERAGE SHARES                                                        1,235,139            1,233,588
                                                                                ---------------------------------
 Net income                                                                      $    245             $  5,154
 Effect of dividend requirements and the change in redemption value of
 redeemable  preferred stock                                                           88                  (82)
                                                                                ---------------------------------
 NET  EARNINGS USED IN COMPUTATION                                               $    333             $  5,072
                                                                                ---------------------------------
 PER SHARE AMOUNT                                                                   $0.27                $4.11
                                                                                =================================
                           DILUTED EARNINGS PER
                                COMMON SHARE

 Weighted average shares used in the Basic EPS calculation                      1,235,139            1,233,588
 Net effect of dilutive stock options and stock incentive plans (1)                83,660               57,543
 Assumed conversion of  8.5% convertible subordinated debentures                   51,128               51,128
                                                                                ---------------------------------
 ADJUSTED WEIGHTED AVERAGE SHARES                                               1,369,927            1,342,259
                                                                                ---------------------------------
 Net earnings used in the Basic EPS calculation                                  $    333             $  5,072
 8.5% convertible subordinated debentures interest net of income tax effect            35                   35
                                                                                ---------------------------------
 NET  EARNINGS USED IN COMPUTATION                                               $    368             $  5,107
                                                                                ---------------------------------
 PER SHARE AMOUNT                                                                   $0.27                $3.81
                                                                                =================================

(1) Includes 20,211 and 15,723 shares expected to be issued pursuant to the Senior Management Incentive Plan for the three months ended March 31, 2001 and 2000, respectively.


7. During the first quarter of 2001 and 2000, total comprehensive loss amounted to $944 and total comprehensive income amounted to $2,450, respectively. The difference between net income and total comprehensive income is the result of the change in the translated value of the net assets of the Company's international operations due to the change in value of the United States dollar versus other currencies and the change in fair market value of marketable securities.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (in thousands, except share and per share data)

8. The Company is not engaged in more than one industry segment. The Company evaluates performance by geographic region based on profit or loss before income taxes. Commissions and fees are attributed to the geographic region that generates the billings. Commissions and fees, operating profit, and income (loss) of consolidated companies before taxes on income for the three months ended March 31, 2001 and 2000, and related identifiable assets at March 31, 2001 and December 31, 2000 are summarized below according to geographic region:

                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                     UNITED STATES                          EUROPE
                                             ----------------------------        ---------------------------
                                                 2001             2000               2001            2000

       Commissions and fees                  $ 129,273         $128,311          $ 139,954        $  125,970
                                             ----------------------------        ---------------------------

       Operating profit (loss)                    (142)           5,678              9,392             7,841
                                             ----------------------------        ---------------------------

       Income (loss) of consolidated
       companies before taxes on income            261            7,882              8,239             6,884
                                             ----------------------------        ---------------------------

       Identifiable assets                     609,629          791,655            919,789           880,675
                                             ----------------------------        ---------------------------



                                                           OTHER                           CONSOLIDATED
                                                   2001             2000               2001             2000
                                              ----------------------------        ---------------------------
       Commissions and fees                     $35,624           $  34,427        $ 304,851       $   288,708
                                              ----------------------------        ---------------------------

       Operating profit (loss)                    (3,551)            (1,711)           5,699            11,808
                                              ----------------------------        ---------------------------

       Income (loss) of consolidated
       companies before taxes on income           (3,570)            (1,807)           4,930            12,959
                                              ----------------------------        ---------------------------

       Identifiable assets                       243,071            300,792        1,772,489         1,973,122
                                              ----------------------------
       Investments in and advances to
       non-consolidated affiliated                                                    15,481            16,198
       companies
                                                                                 ------------------------------
       Total assets                                                              $ 1,787,970       $ 1,989,320
                                                                                 ==============================

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                              RESULTS OF OPERATIONS
                 (in thousands, except share and per share data)

RESULTS OF OPERATIONS
Income from commissions and fees ("gross income") increased 5.6% during the first quarter of 2001 when compared to the same period in 2000. Absent exchange rate fluctuations, gross income increased 9.3% in the three months ended March 31, 2001 when compared to the same period in 2000. In the first quarters of 2001 and 2000, respectively, 42.4% and 44.4% of consolidated gross income was attributable to domestic operations and 57.6% and 55.6% to international operations. In the first quarter of 2001, gross income from domestic operations increased 0.8% versus the respective prior period, while gross income from international operations increased 9.5%, (16.1% absent exchange rate fluctuations) when compared to the same period in 2000. The increase in gross income primarily resulted from the impact of new client assignments and the continued growth of the Company's media and marketing communications operations.

Salaries and employee related expenses increased 9.5% in the first quarter of 2001 when compared to the respective prior period. Office and general expenses increased 5.1% for the three months ended March 31, 2001 versus the comparable prior period. The increase in salary and employee related expense includes increased severance costs incurred in connection with staff cuts effected in the quarter. Office and general expenses are generally in line with the increase in gross income.

Inflation did not have a material effect on revenue or expenses during 2001 or 2000.

Minority interest applicable to consolidated companies increased by $556 in the first quarter of 2001 as compared to the respective prior period. Equity in earnings of nonconsolidated affiliated companies decreased by $761 in the first quarter of 2001 as compared to the respective prior period. The fluctuations are primarily due to changes in the level of profits of majority-owned companies and nonconsolidated affiliated companies.

The effective tax rate is 50.2% for the first quarter of 2001 versus 53.3% in the same period in 2000. The decrease is due, in large part, to the change in the mix of pre-tax income from operations in countries with lower effective tax rates.

Net income was $245 in the first quarter of 2001 as compared to net income of $5,154 in the respective prior period. For the first quarter of 2001 both basic and diluted earnings per common share were $0.27. The Company's results were adversely affected in the quarter by general weak business conditions in the U.S. which are reflected in essentially flat gross income in that market. During the first quarter the Company noted weakness, in particular, in a number of operations which had a concentration in serving certain technology-related and telecom sector clients.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                        RESULTS OF OPERATIONS (CONTINUED)
                 (in thousands, except share and per share data)

LIQUIDITY AND CAPITAL RESOURCES
Working capital remained relatively constant with a deficit of $50,739 at March 31, 2001, versus a deficit of $51,421 at December 31, 2000. Cash and cash equivalents decreased by $106,856 from $309,750 at December 31, 2000 to $202,894 at March 31, 2001. The decrease in cash and cash equivalents is attributable to the timing of collections of accounts receivable and billing of expenses to clients versus payments to trade vendors. Domestically, the Company has committed lines of credit totaling $59,000 that together, with its other sources of funding, it believes adequate. These lines of credit were partially utilized during the three months ended March 31, 2001 and 2000 to secure obligations of selected foreign subsidiaries. There was $17,900 and $19,000 outstanding under these credit lines as of March 31, 2001 and December 31, 2000, respectively.

Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. There was $44,033 and $28,016 outstanding at March 31, 2001 and December 31, 2000, respectively.

FORWARD LOOKING STATEMENTS
In connection with the provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company may include Forward Looking Statements (as defined in the Reform Act) in oral or written public statements issued by or on behalf of the Company. These Forward Looking Statements may include, among other things, plans, objectives, projections, anticipated future economic performance or assumptions and the like that are subject to risks and uncertainties. As such, actual results or outcomes may differ materially from those discussed in the Forward Looking Statements. Important factors which may cause actual results to differ, include but are not limited to the following: the unanticipated loss of a material client or key personnel, delays or reductions in client budgets, shifts in industry rates of compensation, government compliance costs or litigation, unanticipated natural disasters, changes in the general economic conditions that affect interest rates and/or consumer spending both in the U.S. and the international markets in which the Company operates, unanticipated expenses, client preferences which can be affected by competition and the ability to project risk factors which may vary.

                                     PART II
                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits: Reference is made to the Index annexed hereto and made a part hereof.

     (b) Reports on Form 8-K: The Company did not file any reports on Form 8K during the quarter ended March 31, 2001.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            GREY GLOBAL GROUP INC.

                                     (REGISTRANT)

Dated:  May 15, 2001        By:/s/         Steven G. Felsher
                               -----------------------------
                            Steven G. Felsher,
                            Vice Chairman
                            General Manager
                            (Duly Authorized Officer)



Dated:  May 15, 2001        By:/s/        Lester M. Feintuck
                               -----------------------------
                            Lester M. Feintuck,
                            Senior Vice President
                            Chief Financial Officer U.S.
                            Controller
                            (Chief Accounting Officer)