Form 10-Q
period 2001-06-30
GREY GLOBAL GROUP INC
filed 2001-08-14
CIK 43952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2001

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-7898

                             GREY GLOBAL GROUP INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                   13-0802840
-------------------------------       -----------------------------------------
(State or other jurisdiction of         (IRS Employer Identification Number)
 incorporation or organization)

777 Third Avenue, New York, New York                    10017
---------------------------------------            ---------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number,                       212-546-2000
  including area code:                             ---------------

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

Yes   X           No
    ------           ------

As of July 31, 2001, the total number of shares outstanding of Registrant's Common Stock, par value $0.01 per share ("Common Stock"), was 1,036,350 and of Registrant's Limited Duration Class B Common Stock, par value $0.01 per share ("Class B Common Stock"), was 220,405.

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

                                       2

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         JUNE 30,          DECEMBER 31,
                                                                                           2001              2000
(in thousands, except share and per share data)                                         (UNAUDITED)           (A)
                                                                                        ------------------------------

ASSETS

Current assets:
   Cash and cash equivalents                                                             $  156,720       $  309,750
   Marketable securities                                                                      1,427            3,006
   Accounts receivable                                                                      881,849          999,152
   Expenditures billable to clients                                                          82,301           90,075
   Other current assets                                                                     116,806          105,689
                                                                                         ---------------------------
Total current assets                                                                      1,239,103        1,507,672

Investments in and advances to nonconsolidated affiliated companies                          16,369           16,198

Fixed assets-at cost, less accumulated depreciation of $180,958 in 2001 and
   $169,939 in 2000                                                                         158,446          147,735
Marketable securities                                                                        12,411           13,797
Intangibles-net of accumulated amortization of $61,291 in 2001 and $54,420 in 2000          190,729          192,110
Other assets - including loans to executive officers of $5,247 in 2001 and 2000             121,601          111,808
                                                                                         ---------------------------
Total assets                                                                             $1,738,659       $1,989,320
                                                                                         ===========================

                See accompanying notes to condensed consolidated
                             financial statements.
     (A) The condensed consolidated balance sheet has been derived from the audited financial statements at that date.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                                         JUNE 30,          DECEMBER 31,
                                                                                           2001               2000
(in thousands, except share and per share data)                                         (UNAUDITED)           (A)
                                                                                        ------------------------------
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                     $ 1,029,952        $ 1,239,940
   Notes payable to banks                                                                    61,165             47,016
   Accrued expenses and other                                                               193,657            245,751
   Income taxes payable                                                                      18,261             26,386
                                                                                        ------------------------------
Total current liabilities                                                                 1,303,035          1,559,093
Other liabilities, including deferred compensation of $57,082 in 2001 and $54,290
   in 2000                                                                                  104,612             99,597
Long-term debt                                                                              128,025            128,025
Minority interest                                                                            21,025             20,675
Redeemable Preferred Stock - at redemption value; par value $0.01 per share;
   authorized 500,000 shares; issued and outstanding 30,000 shares in 2001 and 2000           9,878              9,995
Common stockholders' equity:
   Common Stock - par value $0.01 per share; authorized 50,000,000 shares;
      issued 1,244,452 shares in 2001 and 1,238,524 shares in 2000
                                                                                                 12                 12
   Limited Duration Class B Common Stock - par value $0.01 per share; authorized
      10,000,000 shares; issued 247,542 shares in 2001 and 251,663 shares in 2000
                                                                                                  2                  3
   Paid-in additional capital                                                                46,830             46,004
   Retained earnings                                                                        205,540            205,378
   Accumulated other comprehensive loss:
      Cumulative translation adjustment                                                     (31,663)           (27,388)
      Unrealized loss on marketable securities                                               (4,108)            (7,336)
                                                                                        -----------        -----------
   Total accumulated other comprehensive loss                                               (35,771)           (34,724)
                                                                                        -----------        -----------
   Loans to officer used to purchase Common Stock and Limited Duration
   Class B Common Stock                                                                      (4,726)            (4,726)
                                                                                        -----------        -----------
                                                                                            211,887            211,947
   Less - cost of 209,202 and 210,749 shares of Common Stock and 26,937 and
      26,937 shares of Limited Duration Class B Common Stock held in treasury in
      2001 and 2000, respectively
                                                                                             39,803             40,012
                                                                                        -----------        -----------
Total common stockholders' equity                                                           172,084            171,935
                                                                                        -----------        -----------
Total liabilities and common stockholders' equity                                       $ 1,738,659        $ 1,989,320
                                                                                        ===========        ===========

     See accompanying notes to condensed consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                               FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                                         JUNE 30,                            JUNE 30,
(in thousands, except share and per share data)                 2001               2000               2001               2000
                                                              --------------------------------------------------------------------
Commissions and fees                                          $   314,260        $   306,375        $   619,111        $   595,083
Expenses:
   Salaries and employee related expenses                         211,054            197,273            416,173            384,677
   Office and general expenses                                     93,479             95,079            187,512            184,575
                                                              --------------------------------------------------------------------
                                                                  304,533            292,352            603,685            569,252
                                                              --------------------------------------------------------------------
                                                                    9,727             14,023             15,426             25,831

Other (loss) income - net                                          (1,417)             1,262             (2,186)             2,413
Income of consolidated companies before taxes on income             8,310             15,285             13,240             28,244
Provision for taxes on income                                       4,252              7,921              6,726             14,832
                                                              --------------------------------------------------------------------
Income of consolidated companies                                    4,058              7,364              6,514             13,412
Minority interest applicable to consolidated companies             (1,572)            (2,206)            (3,486)            (3,564)
Equity in (loss) earnings of nonconsolidated affiliated
   companies                                                          (59)               567               (356)             1,031
                                                              --------------------------------------------------------------------
Net income                                                    $     2,427        $     5,725        $     2,672        $    10,879
                                                              ====================================================================
Weighted average number
    of common shares outstanding
           Basic                                                1,236,136          1,227,542          1,237,029          1,230,587
           Diluted                                              1,371,944          1,342,343          1,372,139          1,342,460
 Earnings per common share
           Basic                                              $      1.89        $      4.67        $      2.16        $      8.78
           Diluted                                            $      1.73        $      4.29        $      2.00        $      8.10

Dividends per common share                                    $      1.00        $      1.00        $      2.00        $      2.00
                                                              ====================================================================


     See accompanying notes to condensed consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                              FOR THE SIX MONTHS ENDED
                                                                                    JUNE 30,
(in thousands, except share and per share data)                               2001              2000
                                                                            ---------------------------
OPERATING ACTIVITIES
Net income                                                                  $   2,672        $  10,879
Adjustments to reconcile net income to net cash
 used in operating activities:
   Depreciation and amortization of fixed assets                               21,964           18,152
   Amortization of intangibles                                                  6,643            5,598
   Deferred compensation                                                        3,981            6,008

   Equity in earnings (loss) of nonconsolidated affiliated companies,
     net of dividends received of $425 in 2001 and $12 in 2000                    781           (1,019)

   Loss from the sale and write-down of marketable  securities                  2,486               96

   Minority interest applicable to consolidated companies                       3,486            3,564
   Restricted stock expense                                                       791              564
   Deferred income taxes                                                       (2,400)          (1,200)
   Changes in operating assets and liabilities                               (161,950)        (138,172)
                                                                            ---------------------------
Net cash used in operating activities                                        (121,546)         (95,530)

INVESTING ACTIVITIES
Purchases of fixed assets                                                     (35,137)         (36,456)
Trust fund deposits                                                            (2,317)          (1,936)
(Decrease) increase in investments in and advances to
   nonconsolidated affiliated companies                                          (952)           1,009
Purchases of marketable securities                                                 --           (2,741)
Proceeds from the sale of marketable securities                                 3,677            1,900
Purchases of investment securities                                               (746)         (14,296)
Increase in intangibles, primarily goodwill                                    (9,760)         (22,923)
                                                                            ---------------------------
Net cash used in investing activities                                         (45,235)         (75,443)

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)

                                                                                    FOR THE SIX MONTHS ENDED
                                                                                          JUNE 30,
(in thousands, except share and per share data)                                      2001             2000
                                                                                -----------------------------
FINANCING ACTIVITIES
Net proceeds from short-term borrowings                                            15,916           11,579
Common shares acquired for treasury                                                  (122)          (1,621)
Cash dividends paid on common shares                                               (2,507)          (2,485)
Cash dividends paid on redeemable Preferred Stock                                    (120)            (120)
(Payments for repurchase) net proceeds from
   issuance of restricted stock                                                       (79)               7
Proceeds from exercise of stock options                                               302              188
                                                                                --------------------------
Net cash provided by financing activities                                          13,390            7,548
Effect of exchange rate changes on cash                                               361           (3,058)
                                                                                --------------------------
Decrease in cash and cash equivalents                                            (153,030)        (166,483)
Cash and cash equivalents at beginning of period                                  309,750          306,556
                                                                                --------------------------
Cash and cash equivalents at end of period                                      $ 156,720        $ 140,073
                                                                                ==========================


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

2. The financial statements as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

3. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

4. The provision for taxes on income results in an effective tax rate that is greater than the Federal statutory rate principally due to state and local income taxes and an overall effective foreign tax rate in excess of the Federal statutory rate.

5. As of June 30, 2001 and December 31, 2000, the Company had outstanding 20,000 shares of Series I Preferred Stock, and 5,000 shares each of its Series II and Series III Preferred Stock. The holder of these shares is the Chairman and Chief Executive Officer of the Company. Each share of Preferred Stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock (subject to certain adjustments) upon redemption, less a fixed discount established upon the issuance of the Preferred Stock. The holder of each class of Preferred Stock is entitled to receive cumulative preferential dividends at the annual rate of $.25 per share, and to participate in dividends on one share of the Common Stock and one share of the Class B Common Stock to the extent such dividends exceed the per share preferential dividend. The redemption date for the Series I, Series II and Series III Preferred Stock is fixed at April 7, 2004.

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


                                                              FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                                       JUNE 30,                            JUNE 30,
                                                            -------------------------------------------------------------------
                                                                2001               2000              2001               2000
                                                            -------------------------------------------------------------------
                     BASIC EARNINGS PER
                        COMMON SHARE
WEIGHTED AVERAGE SHARES                                       1,236,136          1,227,542         1,237,029          1,230,587
                                                            -------------------------------------------------------------------

Net income                                                  $     2,427        $     5,725       $     2,672        $    10,879
Effect of dividend requirements and the change in
  redemption value of redeemable  preferred stock                   (91)                 5                (3)               (77)
                                                            -------------------------------------------------------------------
NET  EARNINGS USED IN COMPUTATION                           $     2,336        $     5,730       $     2,669        $    10,802
                                                            -------------------------------------------------------------------

PER SHARE AMOUNT                                            $      1.89        $      4.67       $      2.16        $      8.78
                                                            ===================================================================

                   DILUTED EARNINGS PER
                       COMMON SHARE
Weighted average shares used in the Basic EPS
  calculation                                                 1,236,136          1,227,542         1,237,029          1,230,587
Net effect of dilutive stock options and stock
  incentive plans (1)                                            84,680             63,673            83,982             60,745
Assumed conversion of 8.5% convertible  subordinated
  debentures                                                     51,128             51,128            51,128             51,128
                                                            -------------------------------------------------------------------
ADJUSTED WEIGHTED AVERAGE SHARES                              1,371,944          1,342,343         1,372,139          1,342,460
                                                            -------------------------------------------------------------------

Net earnings used in the Basic EPS calculation              $     2,336        $     5,730       $     2,669        $    10,802
8.5% convertible subordinated debentures
  interest net of income tax effect                                  35                 35                71                 71
                                                            -------------------------------------------------------------------
NET  EARNINGS USED IN COMPUTATION                           $     2,371        $     5,765       $     2,740        $    10,873
                                                            -------------------------------------------------------------------

PER SHARE AMOUNT                                            $      1.73        $      4.29       $      2.00        $      8.10
                                                            ===================================================================


      (1) Includes 20,034 and 20,122 shares expected to be issued pursuant to the Senior Management Incentive Plan for the three and six months ended June 30, 2001, respectively, and 15,723 and 15,411 shares expected to be issued pursuant to the Senior Management Incentive Plan for the three months and six months ended June 30, 2000, respectively.

7. During the second quarter of 2001 and 2000, total comprehensive loss amounted to $2,567 and total comprehensive income amounted to $639, respectively, and for the six months ended June 30, 2001 and 2000 total comprehensive loss was $1,623 and total comprehensive income was $3,089, respectively. The difference between net income and total comprehensive income is the result of the change in the translated value of the net assets of the Company's international operations due to the change in value of the United States dollar versus other currencies and the change in fair market value of marketable securities.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (in thousands, except share and per share data)

8. The Company is not engaged in more than one industry segment. The Company evaluates performance by geographic region based on profit or loss before income taxes. Commissions and fees are attributed to the geographic region that generates the billings. Commissions and fees, operating profit
      (loss), and income (loss) of consolidated companies before taxes on income for the three and six months ended June 30, 2001 and 2000, and related identifiable assets at June 30, 2001 and December 31, 2000 are summarized below according to geographic region:

                                                             FOR THE THREE MONTHS ENDED
                                                                     JUNE 30,
                                        --------------------------------------------------------------------

                                                  UNITED STATES                           EUROPE
                                        ----------------------------         ----------------------------
                                              2001              2000               2001              2000
                                        -------------------------------      -----------------------------
Commissions and fees                    $   126,535        $   137,144       $   142,176       $   126,765
                                        --------------------------------------------------------------------

Operating profit (loss)                        (409)             4,203             6,074             5,725
                                        --------------------------------------------------------------------

Income (loss) of
consolidated companies
before taxes on income                       (3,248)             5,301             7,525             5,778
                                        --------------------------------------------------------------------

Identifiable assets


Investments in and
advances to non-
consolidated affiliated companies


Total assets


                                                             FOR THE THREE MONTHS ENDED
                                                                     JUNE 30,
                                        --------------------------------------------------------------------

                                                          OTHER                         CONSOLIDATED
                                        -------------------------------      ------------------------------
                                                 2001             2000            2001              2000
                                        -------------------------------      ------------------------------
Commissions and fees                      $    45,549       $    42,466       $   314,260       $   306,375
                                        -------------------------------      -------------------------------

Operating profit (loss)                         4,062             4,095             9,727            14,023
                                        -------------------------------      -------------------------------

Income (loss) of
consolidated companies
before taxes on income                          4,033             4,206             8,310            15,285
                                        -------------------------------      -------------------------------

Identifiable assets


Investments in and
advances to non-
consolidated affiliated companies


Total assets



                                                             FOR THE SIX  MONTHS ENDED
                                                                     JUNE 30,
                                    ----------------------------------------------------------------------

                                                UNITED STATES                        EUROPE
                                    ------------------------------       -----------------------------
                                        2001               2000              2001              2000
                                    ------------------------------       -----------------------------
Commissions and fees                $   255,808        $   265,454       $   282,130       $   252,736
                                    ------------------------------       ---------------------------------

Operating profit (loss)                    (551)             9,881            15,466            13,566
                                    ------------------------------       ---------------------------------

Income (loss) of
consolidated companies
before taxes on income                   (2,987)            13,183            15,764            12,662
                                    ------------------------------       ---------------------------------

Identifiable assets                     554,514            791,655           897,540           880,675
                                    ------------------------------       ---------------------------------

Investments in and
advances to non-
consolidated affiliated companies


Total assets

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (in thousands, except share and per share data)

                                                      FOR THE SIX MONTHS ENDED
                                                               JUNE 30,
                                     -------------------------------------------------------------------

                                                 OTHER                            CONSOLIDATED
                                      -----------------------------       ------------------------------
                                           2001              2000              2001              2000
                                      ------------------------------       -----------------------------
Commissions and fees                   $    81,173       $    76,893       $   619,111       $   595,083
                                     -------------------------------       -----------------------------

Operating profit (loss)                        511             2,384            15,426            25,831
                                     -------------------------------       -----------------------------

Income (loss) of
consolidated companies
before taxes on income                         463             2,399            13,240            28,244
                                     -------------------------------       -----------------------------

Identifiable assets                        270,236           300,792         1,722,290         1,973,122
                                     -------------------------------       ----------------------------

Investments in and
advances to non-
consolidated affiliated companies                                               16,369            16,198
                                                                          -----------------------------

Total assets                                                              $  1,738,659       $ 1,989,320
                                                                          ==============================


9. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("FAS 141"), Business Combinations, and Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets. FAS 141 and FAS 142 are effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will adopt the new statement in the first quarter of 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (in thousands, except share and per share data)

RESULTS OF OPERATIONS

Income from commissions and fees ("gross income") increased 2.6% during the second quarter of 2001 and 4% during the six months ended June 30, 2001 when compared to the same period in 2000. Absent exchange rate fluctuations, gross income increased 9.3% in the three and six months ended June 30, 2001 when compared to the same period in 2000. In the second quarters of 2001 and 2000, respectively, 40.3% and 44.8% of consolidated gross income was attributable to domestic operations and 59.7% and 55.2% to international operations. In the second quarter of 2001 and the first six months of 2001, respectively, gross income from domestic operations decreased 7.7% and 3.6% versus the respective prior periods; while gross income from international operations increased 10.9% (23.1% absent exchange rate fluctuations) for the second quarter and 10.2% (19.7% absent exchange rate fluctuations) for the first six months when compared to the same respective periods in 2000. The decline in gross income domestically is primarily due to the general economic slowdown in the United States which has affected client spending with especially pronounced weakness in operations servicing technology-related and telecom sector clients.

Salaries and employee related expenses increased 7.0% in the second quarter of 2001 and 8.2% for the first six months of 2001. Office and general expenses decreased 1.7% in the second quarter and increased 1.6% for the six months ended June 30, 2001. The increase in salary and employee related expense includes a significant increase in severance costs incurred to reduce expenses in the current environment. Office and general expenses reflect a continued focus on controlling expenses.

Inflation did not have a material effect on revenue or expenses during 2001 or 2000.

Minority interest applicable to consolidated companies increased by $634 in the second quarter of 2001 and increased by $78 for the first six months of 2001. Equity in earnings of nonconsolidated affiliated companies decreased by $626 in the second quarter of 2001 and decreased by $1,387 for the first six months of 2001. The fluctuations are primarily due to changes in the level of profits of majority-owned companies and nonconsolidated affiliated companies.

The effective tax rate is 51.2% for the second quarter of 2001 and 50.8% for the first six months of 2001. Any fluctuation in the rate is primarily attributable to the change in the mix of pre-tax income from operations in countries with differing effective tax rates.

Net income was $2,427 in the second quarter of 2001 and $2,672 for the first six months of 2001 as compared to net income of $5,725 and $10,879 in the respective prior periods. Basic and diluted earnings per common share for the second quarter of 2001 was $1.89 and $1.73, respectively, and for the first six months of 2001 were $2.16 and $2.00, respectively. Basic and diluted earnings per common share for the second quarter of 2000 was $4.67 and $4.29, respectively, and for the first six months of 2000 was $8.78 and $8.10, respectively.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (in thousands, except share and per share data)


LIQUIDITY AND CAPITAL RESOURCES
Working capital decreased to a deficit of $63,932 at June 30, 2001 versus a deficit of $51,421 at December 31, 2000. Cash and cash equivalents decreased by $153,030 from $309,750 at December 31, 2000 to $156,720 at June 30, 2001. The
decrease in cash and cash equivalents is attributable to the timing of collections of accounts receivable and billing of expenses to clients versus payments to trade vendors. The Company has committed lines of credit totaling $74,000 which together with other sources of funding, it believes adequate. These lines of credit were partially utilized during the three months and six months ended June 30, 2001 and 2000 to secure obligations of selected foreign subsidiaries. There was $17,900 and $19,000 outstanding under these credit lines as of June 30, 2001 and December 31, 2000, respectively.

Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. There was $43,265 and $28,016 outstanding at June 30, 2001 and December 31, 2000, respectively.

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

               (b) Reports on Form 8-K: The Company did not file any reports on Form 8K during the quarter ended June 30, 2001.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             GREY GLOBAL GROUP INC.

                                                         (REGISTRANT)


Dated:           August 14, 2001             By:/s/  Steven G. Felsher
                                                -----------------------------
                                             Steven G. Felsher,
                                             Vice Chairman
                                             General Manager
                                             (Duly Authorized Officer)



Dated:           August 14, 2001             By:/s/  Lester M. Feintuck
                                                -----------------------------
                                             Lester M. Feintuck,
                                             Senior Vice President
                                             Chief Financial Officer U.S.
                                             Controller
                                             (Chief Accounting Officer)

                                                        INDEX TO EXHIBITS

                                                                                              Page Number in Sequential
     Number Assigned to Exhibit            Table of Item 601 Exhibits                      Numbering System Where Exhibit
    (i.e. 601 of Regulation S-K)            Description of Exhibits                                 May be Found
     --------------------------            --------------------------                      ------------------------------

                 10.01                 Amendment Eleven to Meyer Employment Agreement
                                       dated as of May 24, 2001, between Grey and
                                       Edward H. Meyer.
