Form 10-Q
period 2001-09-30
GREY GLOBAL GROUP INC
filed 2001-11-13
CIK 43952

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTER ENDED SEPTEMBER 30, 2001


[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-7898

                             GREY GLOBAL GROUP INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      13-0802840
       (State or other jurisdiction of                         (IRS Employer
        incorporation or organization)                     Identification Number)

     777 THIRD AVENUE, NEW YORK, NEW YORK                          10017
   (Address of principal executive offices)                      (Zip Code)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                  212-546-2000

                                 NOT APPLICABLE
   Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     As of October 31, 2001, the total number of shares outstanding of Registrant's Common Stock, par value $0.01 per share ("Common Stock"), was 1,037,855 and of Registrant's Limited Duration Class B Common Stock, par value $0.01 per share ("Class B Common Stock"), was 221,600.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             GREY GLOBAL GROUP INC.

                     AND CONSOLIDATED SUBSIDIARY COMPANIES

                                     INDEX

                                                              PAGE NO.
                                                              --------
Financial Statements:
  Condensed Consolidated Balance Sheets.....................      3
  Condensed Consolidated Statements of Operations...........      4
  Condensed Consolidated Statements of Cash Flows...........      5
  Notes to Condensed Consolidated Financial Statements......      6
Management's Discussion and Analysis of Financial Condition
  and Results of Operations.................................     10
Other Information...........................................     12
Signatures..................................................     13
Index to Exhibits...........................................     14

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001          2000(A)
                                                              -------------   ------------
                                                               (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                  AND PER SHARE DATA)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................   $  157,505      $  309,750
  Marketable securities.....................................        1,641           3,006
  Accounts receivable.......................................      926,011         999,152
  Expenditures billable to clients..........................      126,183          90,075
  Other current assets......................................       99,625         105,689
                                                               ----------      ----------
Total current assets........................................    1,310,965       1,507,672
Investments in and advances to nonconsolidated affiliated
  companies.................................................       13,550          16,198
Fixed assets -- at cost, less accumulated depreciation of
  $186,695 in 2001 and $169,939 in 2000.....................      159,301         147,735
Marketable securities.......................................       11,081          13,797
Intangibles -- net of accumulated amortization of $65,461 in
  2001 and $54,420 in 2000..................................      188,224         192,110
Other assets -- including loans to executive officers of
  $4,463 in 2001 and $5,247 in 2000.........................      127,217         111,808
                                                               ----------      ----------
Total assets................................................   $1,810,338      $1,989,320
                                                               ==========      ==========
                       LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $1,102,131      $1,239,940
  Notes payable to banks....................................       58,101          47,016
  Accrued expenses and other................................      197,747         245,751
  Income taxes payable......................................       16,295          26,386
                                                               ----------      ----------
Total current liabilities...................................    1,374,274       1,559,093
Other liabilities, including deferred compensation of
  $59,102 in 2001 and $54,290 in 2000.......................      109,954          99,597
Long-term debt..............................................      128,025         128,025
Minority interest...........................................       18,886          20,675
Redeemable Preferred Stock -- at redemption value; par value
  $0.01 per share; authorized 500,000 shares; issued and
  outstanding 30,000 shares in 2001 and 2000................        9,602           9,995
Common stockholders' equity:
  Common Stock -- par value $0.01 per share; authorized
    50,000,000 shares; issued 1,244,190 shares in 2001 and
    1,238,524 shares in 2000................................           12              12
  Limited Duration Class B Common Stock -- par value $0.01
    per share; authorized 10,000,000 shares; issued 248,537
    shares in 2001 and 251,663 shares in 2000...............            2               3
  Paid-in additional capital................................       47,558          46,004
  Retained earnings.........................................      206,009         205,378
  Accumulated other comprehensive loss:
    Cumulative translation adjustment.......................      (33,861)        (27,388)
    Unrealized loss on marketable securities................       (5,700)         (7,336)
                                                               ----------      ----------
  Total accumulated other comprehensive loss................      (39,561)        (34,724)
                                                               ----------      ----------
  Loans to officer used to purchase Common Stock and Limited
    Duration Class B Common Stock...........................       (4,726)         (4,726)
                                                               ----------      ----------
                                                                  209,294         211,947
  Less -- cost of 206,903 and 210,749 shares of Common Stock and 26,937 and 26,937 shares of Limited Duration Class B
    Common Stock held in treasury in 2001 and 2000,
    respectively............................................       39,697          40,012
                                                               ----------      ----------
Total common stockholders' equity...........................      169,597         171,935
                                                               ----------      ----------
Total liabilities and common stockholders' equity...........   $1,810,338      $1,989,320
                                                               ==========      ==========

---------------

(A) The condensed consolidated balance sheet has been derived from the audited financial statements at that date.
     See accompanying notes to condensed consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                               ---------------------------   -------------------------
                                                   2001           2000          2001          2000
                                               ------------   ------------   -----------   -----------
                                                                     (UNAUDITED)
                                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Commissions and fees.........................   $  295,964     $  301,825    $  915,075    $  896,908
Expenses:
  Salaries and employee related expenses.....      196,781        196,352       612,954       581,029
  Office and general expenses................       92,538         92,002       280,050       276,577
                                                ----------     ----------    ----------    ----------
                                                   289,319        288,354       893,004       857,606
                                                ----------     ----------    ----------    ----------
                                                     6,645         13,471        22,071        39,302
Other (loss) income -- net...................       (2,285)        (1,232)       (4,471)        1,181
                                                ----------     ----------    ----------    ----------
Income of consolidated companies before taxes
  on income..................................        4,360         12,239        17,600        40,483
Provision for taxes on income................        2,076          6,403         8,802        21,235
                                                ----------     ----------    ----------    ----------
Income of consolidated companies.............        2,284          5,836         8,798        19,248
Minority interest applicable to consolidated
  companies..................................         (537)        (1,031)       (4,023)       (4,595)
Equity in (loss) earnings of nonconsolidated
  affiliated companies.......................         (237)           337          (593)        1,368
                                                ----------     ----------    ----------    ----------
Net income...................................   $    1,510     $    5,142    $    4,182    $   16,021
                                                ==========     ==========    ==========    ==========
Weighted average number of common shares
  outstanding
  Basic......................................    1,238,575      1,227,346     1,236,575     1,229,489
  Diluted....................................    1,369,988      1,352,909     1,373,799     1,345,967
Earnings per common share
  Basic......................................   $     1.33     $     4.19    $     3.50    $    12.97
  Diluted....................................   $     1.23     $     3.82    $     3.22    $    11.92
Dividends per common share...................   $     1.00     $     1.00    $     3.00    $     3.00
                                                ==========     ==========    ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ---------------------------
                                                                  2001           2000
                                                              ------------   ------------
                                                                      (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                  AND PER SHARE DATA)
OPERATING ACTIVITIES
Net income..................................................   $   4,182      $  16,021
Adjustments to reconcile net income to net cash used in
  operating activities:
  Depreciation and amortization of fixed assets.............      32,728         28,388
  Amortization of intangibles...............................      10,708          8,675
  Deferred compensation.....................................       5,100          9,138
  Equity in loss (earnings) of non-consolidated affiliated
     companies, net of dividends received of $1,343 in 2001
     and $93 in 2000........................................       1,936         (1,275)
  Loss from the sale and write-down of marketable
     securities.............................................       1,498            137
  Minority interest applicable to consolidated companies....       4,023          4,595
  Restricted Stock expense..................................       1,252            915
  Deferred income taxes.....................................      (3,600)        (1,800)
  Changes in operating assets and liabilities...............    (161,537)      (156,767)
                                                               ---------      ---------
Net cash used in operating activities.......................    (103,710)       (91,973)
INVESTING ACTIVITIES
Purchases of fixed assets...................................     (47,630)       (54,636)
Trust fund deposits.........................................      (3,217)        (2,738)
Decrease in investments in and advances to nonconsolidated
  affiliated companies......................................         712          1,751
Purchases of marketable securities..........................          --         (2,741)
Proceeds from the sale of marketable securities.............       4,189          3,938
Purchases of investment securities..........................      (1,032)       (15,573)
Increase in intangibles, primarily goodwill.................     (10,152)       (25,971)
                                                               ---------      ---------
Net cash used in investing activities.......................     (57,130)       (95,970)
FINANCING ACTIVITIES
Net proceeds from short-term borrowings.....................      13,125         16,116
Common shares acquired for treasury.........................        (122)        (2,642)
Cash dividends paid on Common Shares........................      (3,765)        (3,733)
Cash dividends paid on redeemable Preferred Stock...........        (180)          (180)
Net proceeds from issuance of Restricted Stock..............          91             13
Proceeds from exercise of stock options.....................         505          1,468
                                                               ---------      ---------
Net cash provided by financing activities...................       9,654         11,042
Effect of exchange rate changes on cash.....................      (1,059)          (373)
                                                               ---------      ---------
Decrease in cash and cash equivalents.......................    (152,245)      (177,274)
Cash and cash equivalents at beginning of period............     309,750        306,556
                                                               ---------      ---------
Cash and cash equivalents at end of period..................   $ 157,505      $ 129,282
                                                               =========      =========

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

 2. The financial statements as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

 3. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

 4. The provision for taxes on income results in an effective tax rate that is greater than the Federal statutory rate principally due to state and local income taxes and an overall effective foreign tax rate in excess of the Federal statutory rate.

 5. As of September 30, 2001 and December 31, 2000, the Company had outstanding 20,000 shares of Series I Preferred Stock, and 5,000 shares each of its Series II and Series III Preferred Stock. The holder of these shares is the Chairman and Chief Executive Officer of the Company. Each share of Preferred Stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock (subject to certain adjustments) upon redemption, less a fixed discount established upon the issuance of the Preferred Stock. The holder of each class of Preferred Stock is entitled to receive cumulative preferential dividends at the annual rate of $.25 per share, and to participate in dividends on one share of the Common Stock and one share of the Class B Common Stock to the extent such dividends exceed the per share preferential dividend. The redemption date for the Series I, Series II and Series III Preferred Stock is fixed at April 7, 2004.

 6. The computation of basic earnings per common share is based on the weighted average number of common shares outstanding and, for diluted earnings per common share, is adjusted for the dilutive effect, if any, of the assumed exercise of dilutive stock options, shares issuable pursuant to the Company's Senior Management Incentive Plan and the assumed conversion of the Company's 8 1/2% Convertible Subordinated Debentures. For the purpose of computing basic earnings per common share, the Company's net income is adjusted by dividends paid on the Company's Preferred Stock and by the change in redemption value of the Company's Preferred Stock during the period. For the purpose of computing diluted earnings per common share, net income is also adjusted by the interest savings, net of tax, on the assumed conversion of the Company's 8 1/2% Convertible Subordinated Debentures. Additionally, in computing diluted earnings per common share, the average quarterly market price is used to determine the number of shares which would be assumed to be repurchased. The market price for a share of Class B Common Stock, which is not publicly traded, is deemed to be equal to the market price of a share of Common Stock, into which a share of Class B Common Stock may be converted at the option of the holder, as of the date such valuation is made. The following table shows the amounts effecting income used in

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES computing earnings per common share ("EPS") and the weighted average number of shares of dilutive potential common stock:

                                               FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                               ---------------------------   -------------------------
                                                   2001           2000          2001          2000
                                               ------------   ------------   -----------   -----------
BASIC EARNINGS PER COMMON SHARE
WEIGHTED AVERAGE SHARES......................    1,238,575      1,227,346     1,236,575     1,229,489
                                                ----------     ----------    ----------    ----------
Net income...................................   $    1,510     $    5,142    $    4,182    $   16,021
Effect of dividend requirements and the
  change in redemption value of redeemable
  Preferred Stock............................          143             (4)          140           (80)
                                                ----------     ----------    ----------    ----------
NET EARNINGS USED IN COMPUTATION.............   $    1,653     $    5,138    $    4,322    $   15,941
                                                ----------     ----------    ----------    ----------
PER SHARE AMOUNT.............................   $     1.33     $     4.19    $     3.50    $    12.97
                                                ==========     ==========    ==========    ==========
DILUTED EARNINGS PER COMMON SHARE
Weighted average shares used in the Basic EPS
  calculation................................    1,238,575      1,227,346     1,236,575     1,229,489
Net effect of dilutive stock options and
  stock incentive plans(1)...................       80,285         74,435        86,096        65,350
Assumed conversion of 8.5% convertible
  subordinated debentures....................       51,128         51,128        51,128        51,128
                                                ----------     ----------    ----------    ----------
ADJUSTED WEIGHTED AVERAGE SHARES.............    1,369,988      1,352,909     1,373,799     1,345,967
                                                ----------     ----------    ----------    ----------
Net earnings used in the Basic EPS
  calculation................................   $    1,653     $    5,138    $    4,322    $   15,941
8.5% convertible subordinated debentures
  interest net of income tax effect..........           35             35           106           105
                                                ----------     ----------    ----------    ----------
NET EARNINGS USED IN COMPUTATION.............   $    1,688     $    5,173    $    4,428    $   16,046
                                                ----------     ----------    ----------    ----------
PER SHARE AMOUNT.............................   $     1.23     $     3.82    $     3.22    $    11.92
                                                ==========     ==========    ==========    ==========

---------------

(1) Includes 20,034 and 20,093 shares expected to be issued pursuant to the Senior Management Incentive Plan for the three and nine months ended September 30, 2001, respectively, and 14,894 and 15,239 shares expected to be issued pursuant to the Senior Management Incentive Plan for the three months and nine months ended September 30, 2000, respectively.

 7. During the third quarter of 2001 and 2000, total comprehensive loss amounted to $2,280 and $1,146, respectively, and for the nine months ended September 30, 2001 and 2000 total comprehensive income was $655 and $1,943, respectively. The difference between net income and total comprehensive income is the result of the change in the translated value of the net assets of the Company's international operations due to the change in value of the United States dollar versus other currencies and the change in fair market value of marketable securities.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

8. The Company is not engaged in more than one industry segment. The Company evaluates performance by geographic region based on profit or loss before income taxes. Commissions and fees are attributed to the geographic region that generates the billings. Commissions and fees, operating profit (loss), and income (loss) of consolidated companies before taxes on income for the three and nine months ended September 30, 2001 and 2000, and related identifiable assets at September 30, 2001 and December 31, 2000 are summarized below according to geographic region:

                                                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                               -----------------------------------------------------------------------------------
                                  UNITED STATES            EUROPE                OTHER            CONSOLIDATED
                               -------------------   -------------------   -----------------   -------------------
                                 2001       2000       2001       2000      2001      2000       2001       2000
                               --------   --------   --------   --------   -------   -------   --------   --------
Commissions and fees.........  $120,242   $135,066   $130,178   $125,306   $45,544   $41,453   $295,964   $301,825
                               --------   --------   --------   --------   -------   -------   --------   --------
Operating profit (loss)......     6,587      7,080     (2,310)     5,920     2,368       471      6,645     13,471
                               --------   --------   --------   --------   -------   -------   --------   --------
Income (loss) of consolidated
 companies before taxes on
 income......................     4,377      7,408     (2,460)     4,186     2,443       645      4,360     12,239
                               --------   --------   --------   --------   -------   -------   --------   --------
Identifiable assets..........
Investments in and advances
 to non-consolidated
 affiliated companies........
Total assets.................

                                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                               -----------------------------------------------------------------------------------------
                                  UNITED STATES            EUROPE                 OTHER               CONSOLIDATED
                               -------------------   -------------------   -------------------   -----------------------
                                 2001       2000       2001       2000       2001       2000        2001         2000
                               --------   --------   --------   --------   --------   --------   ----------   ----------
Commissions and fees.........  $376,050   $400,521   $412,308   $378,042   $126,717   $118,345   $  915,075   $  896,908
                               --------   --------   --------   --------   --------   --------   ----------   ----------
Operating profit (loss)......     6,036     16,961     13,154     19,486      2,881      2,855       22,071       39,302
                               --------   --------   --------   --------   --------   --------   ----------   ----------
Income (loss) of consolidated
 companies before taxes on
 income......................     1,390     20,591     13,302     16,848      2,908      3,044       17,600       40,483
                               --------   --------   --------   --------   --------   --------   ----------   ----------
Identifiable assets..........   653,221    791,655    877,369    880,675    266,198    300,792    1,796,788    1,973,122
                               --------   --------   --------   --------   --------   --------
Investments in and advances
 to non-consolidated
 affiliated companies........                                                                        13,550       16,198
                                                                                                 ----------   ----------
Total assets.................                                                                    $1,810,338   $1,989,320
                                                                                                 ==========   ==========

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

 9. During the fourth quarter, the Company terminated leases or assigned certain leased properties which will result in the recognition of certain up-front costs and asset write-offs essentially offset by rental savings and/or transaction profit; these will be accounted for in and beyond the fourth quarter.

10. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("FAS 141"), Business Combinations, and Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets. FAS 141 and FAS 142 are effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will adopt the new statements in the first quarter of 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

11. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 ("FAS 143"), Accounting for Asset Retirement Obligations, effective for the fiscal years beginning after June 15, 2002. This statement provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. FAS 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. The Company does not expect that the adoption of FAS 143 will have a material impact on its operations or financial position.

12. In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"), effective for fiscal years beginning after December 15, 2001. This statement supersedes Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. This statement significantly changes the criteria for classifying an asset as held-for-sale. Assets to be disposed of are to be stated at the lower of their fair values or carrying amounts and depreciation will no longer recognized. The Company does not expect that the adoption of FAS 144 will have a material impact on its operations or financial position.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Income from commissions and fees ("gross income") decreased 1.9% during the third quarter of 2001 and increased 2.0% during the nine months ended September 30, 2001 when compared to the same period in 2000. Absent exchange rate fluctuations, gross income increased 8.1% in the three and nine months ended September 30, 2001 when compared to the same period in 2000. In the third quarters of 2001 and 2000, respectively, 41.1% and 44.8% of consolidated gross income was attributable to domestic operations and 58.9% and 55.2% to international operations. In the third quarter of 2001 and the first nine months of 2001, respectively, gross income from domestic operations decreased 11.0% and 6.1% versus the respective prior periods; gross income from international operations increased 5.4% (19.5% absent exchange rate fluctuations) for the third quarter and 8.6% (19.6% absent exchange rate fluctuations) for the first nine months when compared to the same respective periods in 2000. The decline in gross income domestically is primarily due to the continuation of weakened business conditions affecting the marketing communications industry which was further exacerbated by the fall-out from the tragic events of September 11th.

     Salaries and employee related expenses increased 0.2% in the third quarter of 2001 and 5.5% for the first nine months of 2001. Office and general expenses decreased 0.6% in the third quarter and increased 1.3% for the nine months ended September 30, 2001. To respond to the weakened business conditions the Company has continued to take steps to align its expense base, and increased severance and related costs were incurred during the quarter and the nine months.

     Inflation did not have a material effect on revenue or expenses during 2001 or 2000.

     Minority interest applicable to consolidated companies decreased by $494 in the third quarter of 2001 and decreased by $572 for the first nine months of 2001. Equity in earnings of nonconsolidated affiliated companies decreased by $574 in the third quarter of 2001 and decreased by $1,961 for the first nine months of 2001. The fluctuations are primarily due to changes in the level of profits of majority-owned companies and nonconsolidated affiliated companies.

     The effective tax rate is 47.6% for the third quarter of 2001 and 50.0% for the first nine months of 2001. Any fluctuation in the rate is primarily attributable to the change in the mix of pre-tax income from operations in countries with different effective tax rates and adjustments to local tax rates.

     Net income was $1,510 in the third quarter of 2001 and $4,182 for the first nine months of 2001 as compared to net income of $5,142 and $16,021 in the respective prior periods. Basic and diluted earnings per common share for the third quarter of 2001 was $1.33 and $1.23, respectively, and for the first nine months of 2001 were $3.50 and $3.22, respectively. Basic and diluted earnings per common share for the third quarter of 2000 was $4.19 and $3.82, respectively, and for the first nine months of 2000 was $12.97 and $11.92, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital decreased to a deficit of $63,309 at September 30, 2001 versus a deficit of $51,421 at December 31, 2000 but was less than the deficit of $109,054 at September 30, 2000. Cash and cash equivalents decreased by $152,245 from $309,750 at December 31, 2000 to $157,505 at September 30, 2001.
The decrease in cash and cash equivalents is attributable to the timing of collections of accounts receivable and billing of expenses to clients versus payments to trade vendors. The Company has committed lines of credit totaling $74,000 which, together with other sources of funding, it believes adequate. These lines of credit were partially utilized during the three months and nine months ended September 30, 2001 and 2000 to secure obligations of selected foreign subsidiaries. There was $25,978 and $19,000 outstanding under these credit lines as of September 30, 2001 and December 31, 2000, respectively.

     Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. There was $32,123 and $28,016 outstanding at September 30, 2001 and December 31, 2000, respectively.

FORWARD LOOKING STATEMENTS

     In connection with the provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company may include Forward Looking Statements (as defined in the Reform Act) in oral or written public statements issued by or on behalf of the Company. These Forward Looking Statements may include, among other things, plans, objectives, projections, anticipated future economic performance or assumptions and the like that are subject to risks and uncertainties. As such, actual results or outcomes may differ materially from those discussed in the Forward Looking Statements. Important factors which may cause actual results to differ, include but are not limited to the following: the unanticipated loss of a material client or key personnel, delays or reductions in client budgets, shifts in industry rates of compensation, government compliance costs or litigation, unanticipated natural disasters, interruptions caused by terrorist attacks, wars or other political activity, changes in the general economic conditions that affect interest rates and/or consumer spending both in the U.S. and the international markets in which the Company operates, unanticipated expenses, client preferences which can be affected by competition and the ability to project risk factors which may vary.

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: Reference is made to the Index annexed hereto and made a part hereof.

     (b) Reports on Form 8-K: The Company did not file any reports on Form 8K during the quarter ended September 30, 2001.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GREY GLOBAL GROUP INC.
                                               (Registrant)

Dated: November 12, 2001                                     By: /s/ STEVEN G. FELSHER
                                                ----------------------------------------------------
                                                                 Steven G. Felsher,
                                                                   Vice Chairman
                                                                  General Manager
                                                             (Duly Authorized Officer)

Dated: November 12, 2001                                     By: /s/ LESTER M. FEINTUCK
                                                ----------------------------------------------------
                                                                Lester M. Feintuck,
                                                               Senior Vice President
                                                      Chief Financial Officer U.S. Controller
                                                             (Chief Accounting Officer)

                               INDEX TO EXHIBITS

                                                       PAGE NUMBER IN
 NUMBER ASSIGNED TO                                 SEQUENTIAL NUMBERING
EXHIBIT (I.E. 601 OF   TABLE OF ITEM 601 EXHIBITS   SYSTEM WHERE EXHIBIT
  REGULATION S-K)       DESCRIPTION OF EXHIBITS         MAY BE FOUND
--------------------   --------------------------   --------------------
         N/A                      N/A                       N/A