Form 10-K405
period 2001-12-31
GREY GLOBAL GROUP INC
filed 2002-04-01
CIK 43952

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-7898
                             GREY GLOBAL GROUP INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      13-0802840
---------------------------------------------  ---------------------------------------------
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                     Identification Number)
              777 THIRD AVENUE,                                    10017
             NEW YORK, NEW YORK                                 (Zip Code)
  (Address of principal executive offices)

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $545,774,288 at March 1, 2002.

     The registrant had 1,043,646 shares of its Common Stock, par value $0.01 per share, and 220,858 shares of its Limited Duration Class B Common Stock, par value $0.01 per share, outstanding at March 1, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual proxy statement to be furnished in connection with the registrant's 2002 annual meeting of stockholders are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

     Grey Global Group Inc. ("Grey" or the "Company") is one of the largest marketing communications services firms in the world. Grey was formed in 1917, incorporated in 1925 as Grey Advertising Inc. in New York, and reincorporated in Delaware in 1974. The Company changed its name to Grey Global Group in 2000.

     The Company conducts its business through offices in 151 cities in 89 countries around the world and is involved in a large number of marketing communications disciplines including general mass market advertising, media planning and buying, direct marketing, healthcare marketing, public relations/public affairs, sales promotion, graphic design, corporate communications, sponsorship and event marketing, interactive communications, channel marketing and retailer advertising support, and product branding.

     Grey services a diverse client base well represented globally in all key product categories including fast moving consumer goods, pharmaceutical products, automobiles, entertainment and communications, technology and telecommunications, and retail. The ten largest clients of the Company have been on the Company's client roster, on average, for more than 15 years. Only one client, The Procter & Gamble Company, which has been a client for more than 40 years, represented more than 9% of the Company's consolidated income from commissions and fees ("gross income") in 2001. The loss of this client would likely have an adverse effect on the results of the Company. No other client represented more than 5% of gross income.

     According to a report published in Advertising Age, a trade publication, the Company is the sixth largest marketing communications services holding company in the world. The Company and subsidiaries (consolidated and non-consolidated) employed 12,012 people, including six executive officers, at the end of 2001.

     The Company faces the risks normally associated with global marketing communications firms including general economic and market conditions; the credit worthiness of clients; competition for client assignments and talented staff; and the risks associated with extensive international operations. While the Company has no reason to believe that its international operations as a whole are jeopardized in any material respect, there are certain risks, including those of currency fluctuations, political instability and exchange controls, which do not affect domestic operations.

     While the Company operates on a global basis, for the purpose of presenting certain financial information in accordance with accounting principles generally accepted in the United States, its operations are deemed to be conducted in three geographic areas, and relevant information for these areas for the last three years are summarized in the Notes to the Company's Consolidated Financial Statements.

                           FORWARD LOOKING STATEMENTS

     In connection with the provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company may include Forward Looking Statements (as defined in the Reform Act) in oral or written public statements issued by or on behalf of the Company. These Forward Looking Statements may include, among other things, plans, objectives, projections, anticipated future economic performance or assumptions and the like that are subject to risks and uncertainties. Actual results or outcomes may differ materially from those discussed in the Forward Looking Statements. Important factors which may cause actual results to differ include, but are not limited to, the following: the unanticipated loss of a material client or key personnel, delays or reductions in client budgets, shifts in industry rates of compensation, government compliance costs or litigation, unanticipated natural disasters, terrorist attacks, technological developments, changes in the general economic conditions that affect exchange rates, interest rates and/or consumer spending either in the United States or international markets in which the Company operates, unanticipated expenses, client preferences which can be affected by competition, and/or changes in the competitive frame, and the ability to project risk factors which may vary. Certain of these factors are discussed in greater detail elsewhere herein.

                           EXECUTIVE OFFICERS OF GREY
                              AS OF MARCH 1, 2002

                                                                              YEAR FIRST BECAME
EXECUTIVE OFFICERS(A)                        POSITION                   AGE   EXECUTIVE OFFICER
---------------------                        --------                   ---   -----------------
Robert L. Berenson..........  Vice Chairman -- General Manager          62          1978
Lester M. Feintuck..........  Senior Vice President Chief Financial     48          1998
                              Officer -- US Controller
Steven G. Felsher...........  Vice Chairman, Chief Financial            52          1989
                              Officer -- Worldwide, Secretary &
                              Treasurer
John A. Gerster.............  Executive Vice President                  54          1983
Edward H. Meyer.............  Chairman of the Board, President &        75          1959
                              Chief Executive Officer
Stephen A. Novick...........  Vice Chairman, Chief Creative Officer     61          1984

---------------

(a) All executive officers are elected annually by the Board of Directors of Grey. Each executive officer has been with Grey for a period greater than five years. There exists no family relationship between any of Grey's directors or executive officers and any other director or executive officer or person nominated or chosen to become a director or executive officer.

ITEM 2.  PROPERTIES.

     Substantially all offices of the Company are located in leased premises. The Company's principal office is at 777 Third Avenue, New York, New York, where it occupies approximately 433,000 square feet of space. The Company's lease covering this space expires at the end of 2009. The Company also has leases covering other offices, including in New York, Los Angeles, Amsterdam, Auckland, Brussels, Buenos Aires, Copenhagen, Dusseldorf, Hong Kong, Istanbul, Jakarta, Johannesburg, Kuala Lumpur, London, Madrid, Melbourne, Mexico City, Milan, Oslo, Paris, San Francisco, Sao Paolo, Stockholm, Tokyo and Toronto.

     The Company considers all space leased by it to be adequate for the operation of its business and does not foresee any significant difficulty in meeting its space requirements.

ITEM 3.  LEGAL PROCEEDINGS.

     From March 2001, the Company received a number of grand jury subpoenas primarily seeking documents of the Graphic Services Department ("Department") of the Company's New York Division of Grey Worldwide, relating to various vendors doing business with the Department. The subpoenas were issued at the request of the Department of Justice Antitrust Division.

     In March 2002, the government filed a federal criminal complaint (the "Complaint") against Mr. Mitchell Mosallem, who served as Director of the Department until December 31, 2001. The Complaint alleges that between 1991 and July 2000, Mosallem and other individuals, including employees of the Company, conspired with unnamed vendors doing business with the Department to charge clients of the Company in excess of amounts appropriately chargeable by the vendors for their services by approving vendor invoices that included charges for cost overruns on unrelated work and the cost of certain entertainment or other goods or services provided to Mosallem and other Company employees. The Complaint alleges that in the period February 1998 to July 2000, such unwarranted charges represented some portion of vendor invoices that total approximately $500,000. The government also has indicated that it is examining whether there is Company responsibility in this matter. The Company has been cooperating with the government's investigation. In February 2002, the Company hired from outside the Company a new Director of the Department, who is actively engaged in reviewing all policies and procedures of the Department and its relationships with all vendors. In addition, Deloitte & Touche has been retained on behalf of the Company to conduct a comprehensive review of the Department, to recommend improved policies and procedures, and to assist in the determination of remedial action as appropriate.

     In the Company's judgment, it is not involved in any other material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The Common Stock is traded on The NASDAQ Stock Market's National Market and listed on the NASDAQ Stock Market under the symbol GREY.

     As of March 1, 2002, there were 411 holders of record of the Common Stock and 200 holders of record of the Limited Duration Class B Common Stock.

     The following table sets forth certain information about dividends paid, and the bid prices on the NASDAQ Stock Market during the periods indicated with respect to the Common Stock:

                                                              BID PRICES*
                                                           DOLLARS PER SHARE
                                                           -----------------     DIVIDENDS
                                                            HIGH       LOW       PER SHARE
                                                           ------     ------     ---------
2001  First Quarter...................................      $770       $470        $1.00
      Second Quarter..................................       734        575         1.00
      Third Quarter...................................       688        467         1.00
      Fourth Quarter..................................       678        501         1.00
2000  First Quarter...................................      $433       $380        $1.00
      Second Quarter..................................       503        403         1.00
      Third Quarter...................................       623        495         1.00
      Fourth Quarter..................................       641        526         1.00

---------------

* Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

ITEM 6.  SELECTED FINANCIAL DATA.

                                          2001         2000         1999         1998         1997
                                       ----------   ----------   ----------   ----------   ----------
                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Commissions and fees.................  $1,217,013   $1,247,448   $1,067,212   $  935,181   $  858,752
Expenses.............................   1,196,763    1,182,512    1,034,339      882,524      793,832
(Loss) income of consolidated
  companies before taxes on income...      (4,116)      54,224       38,270       59,152       69,291
Provision for taxes on income........      14,087       29,752       27,400       29,856       33,719
Net (loss) income....................     (24,428)      19,404        6,401       25,877       30,451
(Loss) earnings per common share(a)
  Basic..............................      (18.46)       15.70         5.13        20.81        25.03
  Diluted(b).........................      (18.46)       14.41         4.86        18.98        21.89
Weighted average number of common
  shares outstanding
  Basic..............................   1,237,880    1,230,696    1,237,007    1,220,767    1,180,146
  Diluted(b).........................   1,237,880    1,349,979    1,333,379    1,345,928    1,355,452
Working capital (deficiency).........     (91,518)     (51,421)     (56,887)       3,464       50,526
Total assets.........................   1,899,806    1,989,320    1,809,254    1,489,653    1,199,987
Long-term debt.......................     128,025      128,025       78,025       78,025       78,025
Redeemable preferred stock at
  redemption value...................       8,180        9,995       10,150       10,333       10,760
Common stockholders' equity..........     141,760      171,935      171,365      173,389      162,306
Cash dividends per share of Common
  Stock and Limited Duration Class B
  Common Stock.......................        4.00         4.00         4.00         4.00         4.00

---------------

(a) After giving effect to amounts attributable to redeemable preferred stock and for diluted earnings per common share to the assumed (i) exercise of dilutive stock options, (ii) issuance of shares pursuant to the Company's Senior Management Incentive Plan and (iii) conversion of the 8 1/2% Convertible Subordinated Debentures.

(b) Due to the anti-dilutive result of the diluted EPS calculation for 2001, basic EPS and diluted EPS are the same.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     Income from commissions and fees ("gross income") decreased 2.4% in 2001 and increased 16.9% in 2000 as compared to the respective prior years. Absent exchange rate fluctuations, gross income increased 1.5% in 2001 and increased 21.5% in 2000. In 2001, 2000 and 1999, respectively, 41.5%, 44.1% and 43.6% of consolidated gross income was attributable to domestic operations and 58.5%, 55.9% and 56.4%, respectively, to international operations. In 2001, gross income from domestic operations decreased 8.1% versus 2000 and was up 18.3% in 2000 versus 1999. Gross income from international operations increased 2.0% (9.1% absent exchange rate fluctuations) in 2001 when compared to 2000 and 15.8% (24.0% absent exchange rate fluctuations) in 2000 when compared to 1999. The decrease in gross income in 2001 reflects a reduction in client spending principally attributable to overall economic weakness and its impact on the Company's business. Furthermore, in response to the difficult times, the Company closed, downsized or disposed of a number of units which also contributed to the decrease in gross income. The increases in gross income in 2000 primarily resulted from expanded activities from existing clients, the continued growth of the Company's general advertising agency and specialized communications operations, and from acquired companies.

     In the fourth quarter of 2001, the Company took a non-cash charge of $32.2 million consisting of write-offs or write-downs of investments in Internet-related early stage businesses, certain marketable securities and impaired goodwill, and the write-off of leasehold improvements and fixed assets related to disposal of more than 160,000 square feet of leased space. The impact of these charges is commented on further below.

     Despite significantly increased severance and related costs, salaries and employee related expenses increased only 0.2% in 2001 as compared to 2000, reflecting the Company's continued initiatives in seeking to align its expense base. Office and general expenses increased 3.3% in 2001. The increase in 2001 is principally the result of the write-off of leasehold improvements and fixed assets related to disposal of more than 160,000 square feet of leased space and the write-off of impaired goodwill in the fourth quarter of 2001. Expenses in 2000 increased at a rate less than the rate of increase for gross income principally because of a focus on cost containment. Salaries and employee related expenses increased 14.8% and office and general expenses increased 13.4% in 2000 as compared to the prior year.

     Inflation did not have a material effect on revenue or expenses in 2001, 2000 or 1999.

     Other (loss) income-net decreased by $13.7 million in 2001 and by $16.1 million in 2000 as compared to the respective prior periods. The decrease in 2001 consists, primarily, of a non-cash charge taken in the fourth quarter for the write-down of investments in Internet-related early stage businesses and certain marketable securities as well as lower interest income because of reduced cash balances and lower interest rates. The decrease in 2000 is primarily the result of a non-cash charge consisting of a write-down of investments in Internet-related early stage businesses taken in the fourth quarter of 2000 and a reduction of interest income from available marketable securities.

     The tax provision of $14.1 million in 2001 reflects the effects of the non-cash charge for which essentially no current tax benefit has been recorded. If the Company can generate sufficient capital gains or other appropriately taxable profits within applicable future periods, the Company may recognize the tax benefit on a portion of such non-cash charge. Had this charge not been incurred, the effective tax rate would have been 50.1% in 2001 versus 54.9% in 2000, the benefit principally attributable to a decrease in overall foreign corporate tax rates.

     Minority interest decreased by $1.4 million in 2001 and increased by $0.7 million in 2000, as compared to the respective prior years. The changes in 2001 and in 2000 were primarily due to changes in the level of profits of majority-owned companies.

     Equity in earnings of nonconsolidated affiliated companies decreased $2.5 million in 2001 and increased $0.1 million in 2000 as compared to the respective prior years. These changes are due primarily to changes in the level of profits attributable to the nonconsolidated companies.

     The Company reported a net loss of $24.4 million in 2001 as compared to net income of $19.4 million in 2000 and $6.4 million in 1999. Diluted loss per common share was $18.46 in 2001 as compared to diluted earnings per share of $14.41 in 2000 and $4.86 in 1999.

     For the purpose of computing basic earnings per common share, the Company's net income was adjusted by (i) dividends paid on the Company's preferred stock and (ii) the change in redemption value of the Company's preferred stock. For the purpose of computing diluted earnings per common share for 2001, the interest savings, net of tax on the assumed conversion of the 8 1/2% Convertible Subordinated Debentures had an anti-dilutive effect. As such, it has been excluded from the diluted EPS calculation. For the purpose of computing diluted earnings per common share for 2000, net income was adjusted by the interest savings, net of tax, on the assumed conversion of the Company's 8 1/2% Convertible Subordinated Debentures.

     Absent the non-cash charge taken in the fourth quarter of 2001, net income for the year would have been $7.8 million as compared to $27.2 million in the previous year, absent the non-cash charge taken in 2000. The decrease in net income in 2001 is attributable to reductions in client spending principally attributable to overall economic weakness. Business units most seriously affected by the challenging environment were those which were project-related and those which had presences in the technology and telecommunications sectors. The Internet-related operations also performed weakly overall. Throughout the year, the Company responded to these influences by aligning its expense base incurring increased severance and related costs in so doing.

     Net income in 2000 rebounded significantly as compared to 1999, in large measure because of better performances at a number of business units, principally, selected international operations for which 1999 was difficult, the return of the tax rate to historical levels, the overall growth of the Company, organically through new business and through selected acquisitions, coupled with a focus on responsible cost management. The improvement in net income was restrained, however, by the non-cash charge the Company took in the fourth quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $276.6 million and $309.8 million at December 31, 2001 and 2000, respectively, and the Company's investments in marketable securities were $11.1 million and $16.8 million at December 31, 2001 and 2000, respectively. The continued high level of cash and cash equivalents reflects the Company's ongoing focus on cash management. Working capital decreased by $40.1 million to a deficit of $91.5 million at December 31, 2001 versus a deficit of $51.4 million at December 31, 2000. The decrease in working capital reflects the decrease in revenue resulting from reduced client spending, and on-going expenditures for capital investments and acquisition payments.

     Domestically, the Company had available committed bank lines of credit totaling $90.0 million at December 31, 2001 and $59.0 million at December 31, 2000. These lines of credit were partially utilized during both 2001 and 2000 to support selected international subsidiaries in the amounts of $18.3 million and $19.0 million at December 31, 2001 and 2000, respectively. The borrowings under these lines of credit bore interest rates of 5.2% and 6.1% for the years ended December 31, 2001 and 2000, respectively. The commitment fees paid for the lines of credit were $0.6 million and $0.1 million in 2001 and 2000, respectively.

     Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. Amounts outstanding under such facilities at December 31, 2001 and 2000 were $62.4 million and $28.0 million, respectively. The changes in the level of short-term borrowing and bank overdrafts is primarily due to timing difference on the payments of media and other vendors.

     A significant part of the Company's business practice is the purchase of media time and space in many markets from various media suppliers. Consistent with industry practices, in a number of countries, the Company from time to time, directly or through a local media buying operation, is required to guarantee payment to the media suppliers in the form of performance bonds, letters of credit or other similar financial instruments which relate to liabilities shown in the Accounts Payable section of the Consolidated Balance

Sheet. In addition, from time to time, the Company may guarantee certain financial and other obligations of its consolidated subsidiaries. These instruments may at times absorb some of the Company's credit capacity.

     Historically, funds from operations, bank and other borrowings have been sufficient to meet the Company's dividend, capital expenditure, acquisition and working capital needs. The Company expects that such sources will be sufficient to meet its near-term cash requirements in the future and will enable the Company to meet its longer-term obligations. The Company has two loans outstanding from the Prudential Insurance Company of America. The first loan of $75.0 million from December 1997 bears interest at the rate of 6.94% and is repayable in three equal annual installments, commencing in December 2003. The second loan of $50.0 million was taken in November 2000, bears interest at the rate of 8.17% and is repayable in two equal annual installments, commencing in November 2006.

     The loans and the availability of the Company's committed lines of credit contain certain covenants related to the Company's capital, debt load and cash flow. As of December 31, 2001 and December 31, 2000, the Company was in compliance with these covenants.

     The Company's business generally has been seasonal with greater gross income earned in the second and fourth quarters, particularly the fourth quarter. As a result, Cash, Accounts Receivable, Accounts Payable and Accrued Expenses are typically higher on the Company's year-end balance sheet than at the end of any of the preceding three quarters.

CRITICAL ACCOUNTING POLICIES

     The Company's discussion and analysis of financial condition and results from operations are based on the consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company's critical accounting policies include:

  REVENUE RECOGNITION

     Income derived from advertising placed with media is generally recognized based upon the publication or broadcast dates. Income resulting from expenditures billable to clients is generally recognized when the service is performed and billed. Media income and income resulting from expenditure billable to clients is clearly defined and determinable. Labor based income is recognized in the month of service as service is provided throughout the life of each contract. At the end of each reporting period, labor based contracts are examined to determine what was earned and what is collectible on such earned amounts for the purposes of recognizing revenue amounts appropriate for the period.

  IMPAIRMENT OF INTANGIBLES

     The Company assesses the fair value and recoverability of intangible assets, primarily goodwill, when there are indications of impairment. When assessing impairment, the carrying value of goodwill is compared to the estimated future cash flows expected from the operation giving rise to the goodwill. In doing so, the Company makes assumptions and estimates regarding the results of operations and future cash flows to make its determination. If the carrying value of goodwill is determined to be impaired, the amount to be written-off is calculated using a forecasted discounted cash flow method. As a result of this assessment, for 2001 the Company recorded a charge of $7.0 million dollars in the fourth quarter.

  DEFERRED TAXES

     The Company recognizes deferred taxes based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The net deferred taxes assets are regularly reviewed for recoverability and a valuation allowance is established, based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of

December 31, 2001 the Company had $45.6 million of deferred tax assets, net of a valuation reserve of $27.3 million, which it believes to be appropriate based on its review.

     For further detail on accounting policies, please refer to the Notes to the Company's Consolidated Financial Statements.

FASB STATEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("FAS 141"), Business Combinations, and Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets. FAS 141 and FAS 142 are effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets, with definite lives, will continue to be amortized over their useful lives. The Company will adopt the new statements in the first quarter of 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"), effective for fiscal years beginning after December 15, 2001. This statement supersedes Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement significantly changes the criteria for classifying an asset as held-for-sale. Assets to be disposed of are to be stated at the lower of their fair values or carrying amounts and depreciation will no longer recognized. The Company does not expect that the adoption of FAS 144 currently will have a material impact on its operations or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Occasionally, the Company enters into foreign currency contracts for known cash flows related to repatriation of earnings from its international subsidiaries or identified liabilities in foreign currencies. The term of each such foreign currency contract entered into in 2001 was for less than three months. At December 31, 2001 and 2000, there were no foreign currency contracts open. The Company had no derivative contracts outstanding at December 31, 2001 or 2000, respectively.

     The Company has investments in private equity securities, corporate bonds and equity securities that may be subject to changes in general economic conditions and fluctuations in interest rates. Excess funds are invested in short term liquid securities and money market funds.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this Item is presented in this report beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to the directors of Grey is incorporated herein by reference to the Company's proxy statement ("Proxy Statement") to be sent to its stockholders in connection with its 2002 Annual Meeting and will be included under the caption "Election of Directors". Information with respect to Grey's executive officers is set forth in Part I of this report.

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

                                    PART IV

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

     (b) Form 8-K dated and filed as of March 13, 2002.

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

Dated: April 1, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the date indicated.

/s/ MARK N. KAPLAN                                   Dated: April 1, 2002
---------------------------------------------------
Mark N. Kaplan,
Director

/s/ VICTOR J. BARNETT                                Dated: April 1, 2002
---------------------------------------------------
Victor J. Barnett,
Director

/s/ DANIEL SHAPIRO                                   Dated: April 1, 2002
---------------------------------------------------
Daniel Shapiro,
Director

/s/ EDWARD H. MEYER                                  Dated: April 1, 2002
---------------------------------------------------
Edward H. Meyer,
Director; Principal Executive Officer

/s/ STEVEN G. FELSHER                                Dated: April 1, 2002
---------------------------------------------------
Steven G. Felsher,
Principal Financial Officer

/s/ LESTER M. FEINTUCK                               Dated: April 1, 2002
---------------------------------------------------
Lester M. Feintuck,
Principal Accounting Officer

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(A)(1) AND (2) AND ITEM 14(D)

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          LIST OF FINANCIAL STATEMENTS

                          Year ended December 31, 2001

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

                   FORM 10-K -- ITEM 8, ITEM 14(a)(1) AND (2)

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                         INDEX TO FINANCIAL STATEMENTS

     The following consolidated financial statements of Grey Global Group Inc. and consolidated subsidiary companies are included in Item 8:

Report of Independent Auditors..............................  F- 2
Consolidated Balance Sheets -- December 31, 2001 and 2000...  F- 3
Consolidated Statements of Operations -- Years Ended
  December 31, 2001, 2000 and 1999..........................  F- 5
Consolidated Statements of Common Stockholders'
  Equity -- Years Ended December 31, 2001, 2000 and 1999....  F- 6
Consolidated Statements of Cash Flows -- Years Ended
  December 31, 2001, 2000 and 1999..........................  F- 9
Notes to Consolidated Financial Statements -- December 31,
  2001......................................................  F-10

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

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Grey Global Group Inc.

     We have audited the accompanying consolidated balance sheets of Grey Global Group Inc. and consolidated subsidiary companies as of December 31, 2001 and 2000, and the related consolidated statements of operations, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grey Global Group Inc. and consolidated subsidiary companies at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

New York, New York
March 12, 2002

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31
                                                              ---------------------------
                                                                  2001           2000
                                                              ------------   ------------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                  AND PER SHARE DATA)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $  276,602     $  309,750
  Marketable securities.....................................        1,260          3,006
  Accounts receivable.......................................      950,925        999,152
  Expenditures billable to clients..........................       77,293         90,075
  Other current assets......................................       99,949        105,689
                                                               ----------     ----------
Total current assets........................................    1,406,029      1,507,672
Investments in and advances to nonconsolidated affiliated
  companies.................................................       14,679         16,198
Fixed assets-net............................................      155,249        147,735
Marketable securities.......................................        9,861         13,797
Intangibles-net of accumulated amortization of $76,255 in
  2001 and $54,420 in 2000..................................      211,812        192,110
Other assets-including loans to executive officers of $5,247
  in 2001 and 2000..........................................      102,176        111,808
                                                               ----------     ----------
Total assets................................................   $1,899,806     $1,989,320
                                                               ==========     ==========

                See notes to consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                                                                      DECEMBER 31
                                                              ---------------------------
                                                                  2001           2000
                                                              ------------   ------------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                  AND PER SHARE DATA)
                       LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $1,165,958     $1,239,940
  Notes payable to banks....................................       80,789         47,016
  Accrued expenses and other................................      226,412        245,751
  Income taxes payable......................................       24,388         26,386
                                                               ----------     ----------
Total current liabilities...................................    1,497,547      1,559,093
Other liabilities -- including deferred compensation of
  $52,856 in 2001 and $54,290 in 2000.......................      102,141         99,597
Long-term debt..............................................      128,025        128,025
Minority interest...........................................       22,153         20,675
Redeemable preferred stock -- at redemption value; par value
  $0.01 per share; authorized 500,000 shares; issued and
  outstanding 30,000 shares in 2001 and 2000................        8,180          9,995
Common stockholders' equity:
  Common Stock -- par value $0.01 per share; authorized
     50,000,000 shares; issued 1,244,603 shares in 2001 and
     1,238,524 shares in 2000...............................           12             12
  Limited Duration Class B Common Stock -- par value $0.01
     per share; authorized 10,000,000 shares; issued 248,275
     shares in 2001 and 251,663 shares in 2000..............            2              3
  Paid-in additional capital................................       48,784         46,004
  Retained earnings.........................................      177,503        205,378
  Accumulated other comprehensive loss:
     Cumulative translation adjustment......................      (40,216)       (27,388)
     Unrealized loss on marketable securities...............       (1,112)        (7,336)
                                                               ----------     ----------
  Total accumulated other comprehensive loss................      (41,328)       (34,724)
                                                               ----------     ----------
  Loans to officer used to purchase Common Stock and Limited
     Duration Class B Common Stock..........................       (4,726)        (4,726)
                                                               ----------     ----------
                                                                  180,247        211,947
  Less -- cost of 202,469 and 210,749 shares of Common Stock and 26,937 shares of Limited Duration Class B Common
     Stock held in treasury at December 31, 2001 and 2000,
     respectively...........................................       38,487         40,012
                                                               ----------     ----------
Total common stockholders' equity...........................      141,760        171,935
Retirement plans, leases and contingencies..................
                                                               ----------     ----------
Total liabilities and common stockholders' equity...........   $1,899,806     $1,989,320
                                                               ==========     ==========

                See notes to consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31
                                                              2001         2000         1999
                                                           ----------   ----------   ----------
                                                             (IN THOUSANDS, EXCEPT SHARE AND
                                                                     PER SHARE DATA)
Commissions and fees.....................................  $1,217,013   $1,247,448   $1,067,212
Expenses:
  Salaries and employee related expenses.................     801,512      799,956      697,083
  Office and general expenses............................     395,251      382,556      337,256
                                                           ----------   ----------   ----------
                                                            1,196,763    1,182,512    1,034,339
                                                           ----------   ----------   ----------
                                                               20,250       64,936       32,873
Other (loss) income -- net...............................     (24,366)     (10,712)       5,397
                                                           ----------   ----------   ----------
(Loss) income of consolidated companies before taxes on
  income.................................................      (4,116)      54,224       38,270
Provision for taxes on income............................      14,087       29,752       27,400
                                                           ----------   ----------   ----------
(Loss) income of consolidated companies..................     (18,203)      24,472       10,870
Minority interest applicable to consolidated companies...      (5,034)      (6,385)      (5,665)
Equity in (loss) earnings of non-consolidated affiliated
  companies..............................................      (1,191)       1,317        1,196
                                                           ----------   ----------   ----------
Net (loss) income........................................  $  (24,428)  $   19,404   $    6,401
                                                           ==========   ==========   ==========
(Loss) earnings per Common Share:
  Basic..................................................  $   (18.46)  $    15.70   $     5.13
  Diluted................................................  $   (18.46)  $    14.41   $     4.86

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                      PAID-IN
                                            COMMON   ADDITIONAL   COMPREHENSIVE   RETAINED
                                            STOCK     CAPITAL        INCOME       EARNINGS
                                            ------   ----------   -------------   --------
                                            (In thousands, except share and per share data)
Balance at December 31, 1998..............  $1,488    $38,832                     $189,714
Comprehensive income:
  Net income..............................                           $ 6,401         6,401
  Other comprehensive income (loss):
    Translation adjustment................                            (3,746)
    Unrealized gain on marketable
      securities, net of reclassification
      adjustment for gains included in net
      income of $1,980....................                             1,166
                                                                     -------
  Other comprehensive loss................                            (2,580)
                                                                     -------
Total comprehensive income................                           $ 3,821
                                                                     =======
Cash dividends -- Common Shares -- $4.00
  per share...............................                                          (4,979)
Cash dividends -- Redeemable Preferred
  Stock -- $8.00 per share................                                            (240)
Common Shares acquired -- at cost.........
Dividends payable in cash pursuant to the
  Senior Management Incentive Plan........                                             (37)
Decrease in redemption value of Redeemable
  Preferred Stock.........................                                             183
Restricted stock activity.................               (536)
Tax benefit from restricted stock.........                 12
Common Shares issued upon exercise of
  stock options...........................                230
Senior Management Incentive Plan
  activity................................      2       1,225
                                            ------    -------                     --------
Balance at December 31, 1999..............  1,490      39,763                      191,042
                                            ------    -------                     --------

                                               COMMON STOCK                   ACCUMULATED
                                             HELD IN TREASURY                    OTHER
                                            -------------------   LOANS TO   COMPREHENSIVE
                                             SHARES     AMOUNT    OFFICERS       LOSS         TOTAL
                                            --------   --------   --------   -------------   --------
                                               (In thousands, except share and per share data)
Balance at December 31, 1998..............  $249,712   $(38,896)  $(4,726)     $(13,023)     $173,389
Comprehensive income:
  Net income..............................                                                      6,401
  Other comprehensive income (loss):
    Translation adjustment................
    Unrealized gain on marketable
      securities, net of reclassification
      adjustment for gains included in net
      income of $1,980....................
  Other comprehensive loss................                                       (2,580)       (2,580)
Total comprehensive income................
Cash dividends -- Common Shares -- $4.00
  per share...............................                                                     (4,979)
Cash dividends -- Redeemable Preferred
  Stock -- $8.00 per share................                                                       (240)
Common Shares acquired -- at cost.........    10,043     (3,361)                               (3,361)
Dividends payable in cash pursuant to the
  Senior Management Incentive Plan........                                                        (37)
Decrease in redemption value of Redeemable
  Preferred Stock.........................                                                        183
Restricted stock activity.................    (9,820)     1,132                                   596
Tax benefit from restricted stock.........                                                         12
Common Shares issued upon exercise of
  stock options...........................    (4,484)       524                                   754
Senior Management Incentive Plan
  activity................................                                                      1,227
                                            --------   --------   -------      --------      --------
Balance at December 31, 1999..............   245,451    (40,601)   (4,726)      (15,603)      171,365
                                            --------   --------   -------      --------      --------

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
       CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                 PAID-IN
                                       COMMON   ADDITIONAL   COMPREHENSIVE   RETAINED
                                       STOCK     CAPITAL        INCOME       EARNINGS
                                       ------   ----------   -------------   --------
                                       (In thousands, except share and per share data)
Balance at December 31, 1999.........  1,490      39,763                      191,042
Comprehensive income:
  Net income.........................                          $ 19,404        19,404
  Other comprehensive loss:
    Translation adjustment...........                           (11,926)
    Unrealized gain on marketable
       securities, net of
       reclassification adjustment
       for gains included in net
       income of $860................                            (7,195)
                                                               --------
  Other comprehensive loss...........                           (19,121)
                                                               --------
Total comprehensive income...........                          $    283
                                                               ========
Cash dividends -- Common Shares --
  $4.00 per share....................                                          (4,983)
Cash dividends -- Redeemable
  Preferred Stock -- $8.00 per
  share..............................                                            (240)
Common Shares acquired -- at cost....
Decrease in redemption value of
  Redeemable Preferred Stock.........                                             155
Restricted stock activity............                856
Tax benefit from restricted stock....                 11
Common Shares issued upon exercise of
  stock options......................                605
Common Shares issued in accordance
  with Employee Stock Ownership
  Plan...............................
Senior Management Incentive Plan
  activity...........................      1       3,293
Reduction of par value from $1.00 per
  share to $0.01 per share...........  (1,476)     1,476
                                       ------    -------                     --------
Balance at December 31, 2000.........     15      46,004                      205,378
                                       ------    -------                     --------

                                          COMMON STOCK                  ACCUMULATED
                                        HELD IN TREASURY                   OTHER
                                       ------------------   LOANS TO   COMPREHENSIVE
                                       SHARES     AMOUNT    OFFICERS       LOSS         TOTAL
                                       -------   --------   --------   -------------   --------
                                         (In thousands, except share and per share data)
Balance at December 31, 1999.........  245,451    (40,601)   (4,726)      (15,603)      171,365
Comprehensive income:
  Net income.........................                                                    19,404
  Other comprehensive loss:
    Translation adjustment...........
    Unrealized gain on marketable
       securities, net of
       reclassification adjustment
       for gains included in net
       income of $860................
  Other comprehensive loss...........                                     (19,121)      (19,121)
Total comprehensive income...........
Cash dividends -- Common Shares --
  $4.00 per share....................                                                    (4,983)
Cash dividends -- Redeemable
  Preferred Stock -- $8.00 per
  share..............................                                                      (240)
Common Shares acquired -- at cost....    6,040     (2,642)                               (2,642)
Decrease in redemption value of
  Redeemable Preferred Stock.........                                                       155
Restricted stock activity............   (3,496)       423                                 1,279
Tax benefit from restricted stock....                                                        11
Common Shares issued upon exercise of
  stock options......................   (6,986)       874                                 1,479
Common Shares issued in accordance
  with Employee Stock Ownership
  Plan...............................   (3,323)     1,934                                 1,934
Senior Management Incentive Plan
  activity...........................                                                     3,294
Reduction of par value from $1.00 per
  share to $0.01 per share...........
                                       -------   --------   -------      --------      --------
Balance at December 31, 2000.........  237,686    (40,012)   (4,726)      (34,724)      171,935
                                       -------   --------   -------      --------      --------

                See notes to consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
       CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                               PAID-IN
                                     COMMON   ADDITIONAL   COMPREHENSIVE   RETAINED
                                     STOCK     CAPITAL        INCOME       EARNINGS
                                     ------   ----------   -------------   --------
                                     (In thousands, except share and per share data)
Balance at December 31, 2000.......    15       46,004                      205,378
  Comprehensive income:
    Net (loss) income..............                          $(24,428)      (24,428)
    Other comprehensive loss:
       Translation adjustment......                           (12,828)
       Unrealized loss on
         marketable securities, net
         of reclassification
         adjustment for losses
         included in net loss of
         $208......................                             6,224
                                                             --------
  Other comprehensive loss.........                            (6,604)
                                                             --------
Total comprehensive loss...........                          $(31,032)
                                                             ========
Cash dividends -- Common Shares --
  $4.00 per share..................                                          (5,022)
Cash dividends -- Redeemable
  Preferred Stock -- $8.00 per
  share............................                                            (240)
Decrease in redemption value of
  Redeemable Preferred Stock.......                                           1,815
Restricted stock activity..........              1,701
Common Shares issued upon exercise
  of stock options.................                937
Common Shares issued in accordance
  with Employee Stock Ownership
  Plan.............................
Senior Management Incentive Plan
  activity.........................                142
Rounding...........................    (1)
                                      ---      -------                     --------
Balance at December 31, 2001.......   $14      $48,784                     $177,503
                                      ===      =======                     ========

                                         COMMON STOCK                   ACCUMULATED
                                       HELD IN TREASURY                    OTHER
                                     --------------------   LOANS TO   COMPREHENSIVE
                                      SHARES     AMOUNT     OFFICERS       LOSS         TOTAL
                                     --------   ---------   --------   -------------   --------
                                        (In thousands, except share and per share data)
Balance at December 31, 2000.......   237,686     (40,012)   (4,726)      (34,724)      171,935
  Comprehensive income:
    Net (loss) income..............                                                     (24,428)
    Other comprehensive loss:
       Translation adjustment......
       Unrealized loss on
         marketable securities, net
         of reclassification
         adjustment for losses
         included in net loss of
         $208......................
  Other comprehensive loss.........                                        (6,604)       (6,604)
Total comprehensive loss...........
Cash dividends -- Common Shares --
  $4.00 per share..................                                                      (5,022)
Cash dividends -- Redeemable
  Preferred Stock -- $8.00 per
  share............................                                                        (240)
Decrease in redemption value of
  Redeemable Preferred Stock.......                                                       1,815
Restricted stock activity..........    (2,313)        212                                 1,913
Common Shares issued upon exercise
  of stock options.................    (4,984)        719                                 1,656
Common Shares issued in accordance
  with Employee Stock Ownership
  Plan.............................      (983)        594                                   594
Senior Management Incentive Plan
  activity.........................                                                         142
Rounding...........................                                                          (1)
                                     --------   ---------   -------      --------      --------
Balance at December 31, 2001.......  $229,406   $ (38,487)  $(4,726)     $(41,328)     $141,760
                                     ========   =========   =======      ========      ========

                See notes to consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
                                                                    (IN THOUSANDS, EXCEPT
                                                                  SHARE AND PER SHARE DATA)
OPERATING ACTIVITIES
Net (loss) income...........................................  $ (24,428)  $  19,404   $   6,401
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities, net of acquisitions:
Depreciation and amortization of fixed assets...............     50,492      40,179      33,532
Amortization of intangibles.................................     14,390      12,108      11,405
Write-down of impaired goodwill.............................      7,005          --          --
Deferred compensation.......................................      2,225      12,922       6,844
Equity in earnings of nonconsolidated affiliated companies,
  net of dividends received of $1,236 in 2001, $599 in 2000,
  and $645 in 1999..........................................      2,427        (718)       (551)
Loss (gains) from the sale of marketable securities.........        208        (886)     (1,980)
Loss on the write-down of investments and marketable
  securities................................................     21,554      11,941          --
Minority interest applicable to consolidated companies......      5,034       6,385       5,665
Amortization of restricted stock expense....................      1,838         975         586
Deferred income taxes.......................................     (2,283)     (8,705)     (3,211)
Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable................     37,779    (113,155)   (169,498)
  Decrease (increase) in expenditures billable to clients...     13,346     (47,017)     11,059
  Decrease (increase) in other current assets...............      8,039     (21,290)    (21,169)
  Increase in other assets..................................     (2,255)    (22,869)    (13,470)
  (Decrease) increase in accounts payable...................    (62,880)    142,526     320,910
  (Decrease) increase in accrued expenses and other.........    (24,374)     38,234      33,601
  (Decrease) increase in income taxes payable...............     (2,458)     12,263      (5,761)
  (Decrease) increase in other liabilities..................     (1,043)     24,383       1,264
                                                              ---------   ---------   ---------
Net cash provided by operating activities...................     44,616     106,680     215,627

INVESTING ACTIVITIES
Purchases of fixed assets...................................    (57,978)    (69,897)    (51,255)
Trust fund deposits.........................................     (4,095)     (5,621)     (3,660)
(Increase) decrease in investments in and advances to
  non-consolidated affiliated companies.....................       (241)      2,481        (705)
Purchases of marketable securities..........................         --      (2,741)     (7,840)
Proceeds from the sales of marketable securities............      4,928       8,627      67,236
Purchases of investment securities..........................     (1,561)    (15,573)     (7,123)
Increase in intangibles, primarily goodwill.................    (44,785)    (47,103)    (52,021)
                                                              ---------   ---------   ---------
Net cash used in investing activities.......................   (103,732)   (129,827)    (55,368)

FINANCING ACTIVITIES
Net proceeds from (repayments of) short-term borrowings.....     33,182     (12,311)      1,941
Proceeds from term loan.....................................         --      50,000          --
Common Shares acquired for treasury.........................       (122)     (2,642)     (3,361)
Cash dividends paid on Common Shares........................     (5,022)     (4,983)     (5,016)
Cash dividends paid on Redeemable Preferred Stock...........       (240)       (240)       (240)
Net proceeds from issuance of Restricted Stock..............        791         314          22
Proceeds from exercise of stock options.....................      1,656       1,479         754
Borrowings under life insurance policies....................        811         614         536
                                                              ---------   ---------   ---------
Net cash provided by (used in) financing activities.........     31,056      32,231      (5,364)
Effect of exchange rate changes on cash.....................     (5,088)     (5,890)     (2,155)
                                                              ---------   ---------   ---------
(Decrease) increase in cash and cash equivalents............    (33,148)      3,194     152,740
Cash and cash equivalents at beginning of year..............    309,750     306,556     153,816
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $ 276,602   $ 309,750   $ 306,556
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

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  COMMISSIONS AND FEES AND ACCOUNTS RECEIVABLE

     Income derived from advertising placed with media is generally recognized based upon the publication or broadcast dates. Income resulting from expenditures billable to clients is generally recognized when the services are performed and billed. Labor based income is recognized in the month of service. Payroll costs are expensed as incurred. Accounts receivable include both the income recognized as well as the actual media and production costs which are paid for by the Company and rebilled to clients at the Company's cost.

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

  FOREIGN CURRENCY TRANSLATION

     Primarily all balance sheet accounts of the Company's international operations are translated at the exchange rate in effect at each year end and statement of operation accounts are translated at the weighted average exchange rates prevailing during the year. Resulting translation adjustments are recorded as a component of other comprehensive income (loss). Foreign currency transaction gains and losses are reported in income. During 2001, 2000 and 1999, foreign currency transaction gains and losses were not material.

  INTANGIBLES

     The excess of purchase price over the underlying net equity of certain consolidated subsidiaries and nonconsolidated affiliated companies ("goodwill") is amortized by the straight-line method over periods of up

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to twenty years. The amounts of intangibles, net of accumulated amortization, associated with consolidated subsidiaries and nonconsolidated investments (included in Investments in and Advances to Nonconsolidated Affiliated Companies) were $211,812 and $2,095 in 2001, and $192,110 and $2,339 in 2000,
respectively.

     The Company periodically assesses the carrying value of its goodwill and the respective periods of amortization. As part of the evaluation, the Company considers a number of factors including actual operating results, the impact of gains and losses of major local clients, the impact of any loss of key local management staff and any changes in general economic conditions. The Company quantifies the recoverability of goodwill based on each agency's estimated future non-discounted cash flows over the applicable remaining amortization periods. This requires management to make certain specific assumptions with respect to future revenue and expense levels. When multiple investments are made in a single company, a weighted average amortization period is used. Charges to reflect permanent impairment are recorded to the extent that the unamortized carrying value of the goodwill exceeds the future cumulative discounted cash flows. In 2001, $7,004 of goodwill was considered to be permanently impaired and included in goodwill amortization. There were no instances of impairment in 2000.

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

  EARNINGS PER COMMON SHARE

     The computation of basic earnings per common share is based on the weighted average number of common shares outstanding and for diluted earnings per common share includes adjustments for the effect of the assumed exercise of dilutive stock options, the shares issuable pursuant to the Company's Senior Management Incentive Plan (see Notes to Consolidated Financial Statements) and the assumed conversion of the 8 1/2% Convertible Subordinated Debentures. For the purpose of computing basic earnings per common

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

share, the Company's net income is adjusted for dividends on the Preferred Stock and by the increase or decrease in redemption value of the Preferred Stock during the relevant period. For the purpose of computing diluted earnings per common share, net income is also adjusted by the interest savings, net of tax, on the assumed conversion of the Company's 8 1/2% Convertible Subordinated Debentures.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("FAS 141"), Business Combinations, and Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets. FAS 141 and FAS 142 are effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets, with definite lives, will continue to be amortized over their useful lives. The Company will adopt the new statements in the first quarter of 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"), effective for fiscal years beginning after December 15, 2001. This statement supersedes Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement significantly changes the criteria for classifying an asset as held-for-sale. Assets to be disposed of are to be stated at the lower of their fair values or carrying amounts and depreciation will no longer recognized. The Company does not expect that the adoption of FAS 144 will currently have a material impact on its operations or financial position.

B.  INTERNATIONAL OPERATIONS

     The following financial data is applicable to the Company's consolidated international subsidiaries:

                                                         2001       2000       1999
                                                       --------   --------   --------
Current assets.......................................  $742,415   $736,295   $685,512
Current liabilities..................................   730,910    776,271    718,620
Other assets -- net of other liabilities.............   170,702    252,810    186,271
Net (loss) income....................................    (4,201)    16,774    (14,665)

     Consolidated retained earnings at December 31, 2001 includes equity in unremitted earnings of nonconsolidated international companies of approximately $12,044.

C.  OTHER (LOSS) INCOME -- NET

     Details of other (loss) income -- net are:

                                                         2001       2000       1999
                                                       --------   --------   --------
Interest income......................................  $ 12,282   $ 14,526   $ 14,995
Interest expense.....................................   (15,519)   (15,100)   (12,479)
Write-down of investments and marketable
  securities.........................................   (21,554)   (11,941)        --
(Loss) gain from the sale of marketable securities...      (208)       886      1,980
Dividends from affiliates............................        16          6         86
Other income -- net..................................       617        911        815
                                                       --------   --------   --------
                                                       $(24,366)  $(10,712)  $  5,397
                                                       ========   ========   ========

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

D.  FIXED ASSETS

     Components of fixed assets -- at cost are:

                                                                2001        2000
                                                              ---------   ---------
Furniture, fixtures and equipment...........................  $ 225,917   $ 221,697
Leaseholds and leasehold improvements.......................    114,052      95,977
                                                              ---------   ---------
                                                                339,969     317,674
Accumulated depreciation and amortization...................   (184,720)   (169,939)
                                                              ---------   ---------
                                                              $ 155,249   $ 147,735
                                                              =========   =========

     During the year ended December 31, 2001, the Company took a non-cash charge of $5,400 for the write-off of leasehold improvements and fixed assets related to disposal of more than 160,000 square feet of leased space. There were no write-offs of leasehold improvements or fixed assets during the year ended December 31, 2000.

E.  ACQUISITIONS AND RELATED COSTS

     For the years ended December 31, 2001, 2000 and 1999, the Company completed a number of acquisitions which enhanced its core advertising agency capabilities in selected markets and expanded its presence in specialized communications areas. Furthermore, the Company increased its stakes in majority-owned subsidiaries in certain markets. All acquisitions and increased investments were accounted for under the purchase method, and goodwill arising from these transactions is being amortized in accordance with the Company's policy. The purchase price and corresponding goodwill in connection with a number of the acquisitions may be increased by contingent payouts to certain of the sellers depending on the future earnings of the acquired entities.

     The aggregate purchase price for acquisitions and increased investments made in 2001 was $29,785. In addition, the Company recorded a liability of $15,000 for a deferred purchase commitment, to be paid in 2002, in connection with an acquisition made in a prior year. None of the acquisitions were significant on an individual basis and the results of the operations from these acquired entities for the period were not material. Pro-forma results of operations for 2001 would not be materially different from the reported amounts.

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

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

F.  MARKETABLE SECURITIES AND OTHER INVESTMENT SECURITIES

     The marketable securities and other investment securities, by type of investment, held by the Company at December 31, 2001 and 2000 are as follows:

                                                               2001      2000
                                                              -------   -------
Marketable securities:
  Maturities of one year or less:
     Money market funds.....................................  $   945   $ 2,836
     Equity securities......................................      315       170
                                                              -------   -------
                                                                1,260     3,006
  Maturities greater than one year:
     Corporate bonds........................................    9,861    13,797
                                                              -------   -------
Total marketable securities.................................  $11,121   $16,803
                                                              =======   =======
Investment securities, primarily private equity
  securities................................................  $ 4,426   $13,629
                                                              =======   =======

     At December 31, 2001, the Company had unrealized losses of $1,112 related primarily to investments in both U.S. and non-U.S. corporate bonds; all such bonds are denominated in U.S. dollars. At December 31, 2000, the Company had unrealized gains of $3,616 and unrealized losses of $10,952 related primarily to investments in both U.S. and non-U.S. corporate bonds; all such bonds are denominated in U.S. dollars. The reduction in unrealized losses is attributable to the write-off of certain marketable securities, primarily, taken in the fourth quarter of 2001. At December 31, 2001 and 2000, the Company's investments in marketable securities, classified as long-term, had an average maturity of approximately 4.53 and 5.29 years, respectively.

     During the year ended December 31, 2001, the Company took a non-cash charge for the write-down of investments in Internet-related early stage businesses and certain marketable securities in the amount of $21,554. During the year ended December 31, 2000 the Company took a non-cash charge for the write-down of investments in Internet-related early stage businesses in the amount of $11,941.

G.  CREDIT ARRANGEMENTS AND LONG-TERM DEBT

     In the fourth quarter of 2001, the Company increased its committed lines of credit by $16,000. It did so by entering into a 364 day, $90,000 revolving line of credit ("revolver") in place of the prior committed lines of credit totaling $74,000. The amount drawn down on the revolver at December 31, 2001 was $18,300 and the amount drawn down on the prior lines of credit at December 31, 2000 was $19,000. The Company had other lines of credit available to it in foreign countries in connection with short-term borrowing and bank overdrafts utilized in the ordinary course of business. The Company had $62,489 and $28,016 outstanding under other uncommitted lines of credit at December 31, 2001 and 2000, respectively. The weighted average interest rate for the borrowings under the uncommitted lines of credit was 5.97% and 5.96% at December 31, 2001 and 2000, respectively. The carrying amount of the debt outstanding under both the committed and uncommitted lines of credit approximates fair value because of the short maturities of the underlying notes. Consistent with industry practices in a number of countries, the Company, from time to time, directly or thorough a local media buying operation, is required to guarantee payment to the media suppliers in the form of performance bonds, letters of credit or other similar financial instruments.

     Occasionally, the Company enters into foreign currency contracts for known cash flows related to the repatriation of earnings from its international subsidiaries. The terms of each foreign currency contract entered into in 2001 and 2000 were for less than three months. At December 31, 2001 and December 31, 2000, there were no foreign currency contracts open.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Company has two outstanding loans from the Prudential Insurance Company of America ("Prudential"). The first loan of $75,000 from December 1997 has a fixed interest rate of 6.94% with the principal repayable in equal installments of $25,000 in December 2003, 2004 and 2005. The second loan of $50,000 from November 2000 has a fixed interest rate of 8.17% and is repayable in two equal installments of $25,000 in November 2006 and 2007. The fair value of the Prudential debt is estimated to be $133,700 and $126,600 at December 31, 2001 and 2000, respectively. This estimate was determined using a discounted cash flow analysis using current interest rates for debt having similar terms and remaining maturities.

     The loans and the availability of the Company's committed lines of credit contain certain covenants related to the Company's capital, debt load and cash flow. As at December 31, 2001 and December 31, 2000, the Company was in compliance with these covenants.

     The remaining portion of long-term debt consists of 8 1/2% Convertible Subordinated Debentures, due December 31, 2003, which are currently convertible into 8.44 shares of Common Stock and an equal number of shares of Limited Duration Class B Common Stock ("Class B Common Stock"), subject to certain adjustments, for each $1 principal amount of such debentures. The debentures were issued in exchange for cash and a $3,000 9% promissory note from the Chairman and Chief Executive Officer of the Company, payable on December 31, 2004 (included in Other Assets at December 31, 2001 and 2000). During each of the years 2001, 2000 and 1999, the Company paid to the officer interest of $257 pursuant to the terms of the debentures and the officer paid to the Company interest of $270 pursuant to the terms of the 9% promissory note.

     Long-term debt at December 31, 2001 and 2000 is as follows:

                                                                2001       2000
                                                              --------   --------
Term loans..................................................  $125,000   $125,000
Convertible debentures......................................     3,025      3,025
                                                              --------   --------
Long-term debt..............................................  $128,025   $128,025
                                                              ========   ========

     The scheduled repayment of long-term debt is as follows:

                        YEARS ENDING
                        DECEMBER 31                            AMOUNT
                        ------------                          --------
  2003......................................................  $ 28,025
  2004......................................................    25,000
  2005......................................................    25,000
  2006......................................................    25,000
  2007......................................................    25,000
                                                              --------
                                                              $128,025
                                                              ========

     During 2001 and 2000, the Company borrowed against the cash surrender value of the life insurance policies that it owns on the life of its Chairman and Chief Executive Officer. The amounts borrowed at December 31, 2001 and 2000 are $23,882 and $21,825, respectively, with an interest rate of 7.85% in both periods. The amounts borrowed are carried as a reduction of the related cash surrender value that is included in Other Assets. Of the amounts borrowed in 2001 and 2000, the Company received $811 and $614 in cash, respectively, and $1,245 was used in each year to pay premiums on the underlying life insurance policies. For the years 2001, 2000 and 1999, the Company made interest payments of $15,519, $15,115 and $12,502, respectively.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

H.  REDEEMABLE PREFERRED STOCK

     As of December 31, 2001 and 2000, the Company had outstanding 20,000 shares of Series I Preferred Stock, and 5,000 shares each of Series II and Series III Preferred Stock. The holder of the Series I, Series II and Series III Preferred Stock is the Chairman and Chief Executive Office of the Company. The terms of each class of Preferred Stock, including the basic economic terms relating thereto, are essentially the same. The redemption date for the Series I, Series II and Series III Preferred Stock is fixed at April 7, 2004, unless redeemed earlier under circumstances described below. The terms of the Series I, Series II and Series III Preferred Stock also give the holder, his estate or legal representative, as the case may be, the option to require the Company to redeem his Preferred Stock for a period of 12 months following his (i) death, (ii) permanent disability or permanent mental disability, (iii) termination of full-time employment for good reason or (iv) termination of full-time employment by the Company without cause.

     Each share of Preferred Stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock (subject to certain adjustments) upon redemption, less a fixed discount established upon the issuance of the Preferred Stock. The holder of each class of Preferred Stock is entitled to receive cumulative preferential dividends at the annual rate of $.25 per share, and to participate in dividends on one share of the Common Stock and one share of Class B Common Stock to the extent such dividends exceed the per share preferential dividend. In connection with his ownership of the Series I, Series II and Series III Preferred Stock, the holder issued to the Company full recourse promissory notes totaling $763 (included in Other Assets at December 31, 2001 and 2000) with a maturity date of April 2004. The interest paid by the holder to the Company in 2001, 2000 and 1999 pursuant to the terms of these notes was approximately $69 in each year.

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

     The total carrying value of the Preferred Stock (applicable to those shares outstanding at each respective year-end) decreased by $1,815 and $155 in 2001 and 2000, respectively. The change in carrying value represents the change in aggregate redemption value during those periods. This change is referred to as "Additional Capital Applicable to Redeemable Preferred Stock" in the respective Certificates.

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

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     Transactions involving nonqualified options under the Stock Incentive and Prior Plans were:

                                                              NUMBER     WEIGHTED AVERAGE
                                                             OF SHARES    EXERCISE PRICE
                                                             ---------   ----------------
Outstanding, December 31, 1998.............................   178,949          $220
Granted....................................................    18,870           318
Exercised..................................................    (4,484)          168
Forfeited..................................................   (14,449)          221
                                                              -------
Outstanding, December 31, 1999.............................   178,886           231
Granted....................................................    24,189           433
Exercised..................................................    (7,052)          210
Forfeited..................................................    (5,899)          297
                                                              -------
Outstanding, December 31, 2000.............................   190,124           255
GRANTED....................................................       800           621
EXERCISED..................................................    (7,586)          214
FORFEITED..................................................    (3,350)          335
                                                              -------
OUTSTANDING, DECEMBER 31, 2001.............................   179,988           257
                                                              =======

     There were 115,121, 108,164, and 93,273 options exercisable and 265,775, 265,123, and 54,135 options available for grant at December 31, 2001, 2000 and 1999, respectively. The weighted average fair value of the options granted during 2001, 2000 and 1999 was $296, $235 and $135, respectively.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The remaining weighted average contractual life and weighted average exercise price of options outstanding as of December 31, 2001 and the weighted average exercise price for options exercisable at December 31, 2001 are as follows:

                         OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
           -----------------------------------------------   ----------------------------
RANGE OF    NUMBER OF    WEIGHTED AVERAGE      WEIGHTED       NUMBER OF       WEIGHTED
EXERCISE     SHARES         REMAINING          AVERAGE         SHARES         AVERAGE
 PRICES    OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
--------   -----------   ----------------   --------------   -----------   --------------
$149-168      68,981        2.4 years            $149           60,767          $149
 187-196       1,148        4.0 years             194              652           192
     235      31,300        4.3 years             235           23,702           235
 272-282         450        5.3 years             276                0
 312-340      55,288        4.8 years             329           30,000           333
 403-640      22,821        8.4 years             443                0
             -------                                           -------
   Total     179,988                                           115,121
             =======                                           =======

     In 2001, 2,063 shares of Restricted Stock were issued at a price of $1.00 per share. In 2000, 4,821 shares of Restricted Stock were issued at a price of $1.00 per share. In 1999, 9,820 shares of Restricted Stock were issued at a price of $1.00 per share. All stock is issued with restrictions as to transferability with various expiration dates between two and five years and are subject to forfeiture. In 2001, 100 restricted shares lapsed and 500 shares were forfeited and held in Treasury. In 2000, 250 restricted shares lapsed and 1,075 shares were forfeited and held in Treasury.

     Compensation to employees under the Stock Incentive and Prior Plans of $3,728 in 2001, $4,342 in 2000 and $3,447 in 1999, representing the excess of the market value of restricted stock over any cash consideration received, is carried as a reduction of Paid-In Additional Capital and is charged to income ($1,994 in 2001, $1,275 in 2000 and $586 in 1999) over the related required period of service of the respective employees.

  PRO FORMA INFORMATION

     Pro forma information regarding net income and earnings per common share have been determined as if the Company had accounted for its employee stock options under the fair value method. The approximate fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted average assumptions for the years 2001, 2000 and 1999, respectively; risk-free interest rates of 4.73%, 6.60% and 5.69%; dividend yields of 0.65%, 0.93% and 1.26%; volatility factors of the expected market price of the Company's Common Stock of .32, .39 and .27; and a weighted-average expected life for the options of 10.0 years for each period.

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

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                            2001      2000      1999
                                                          --------   -------   ------
Pro forma net (loss) income.............................  $(25,624)  $18,335   $5,613
Pro forma earnings per common share:
  Basic.................................................  $ (19.38)  $ 14.87   $ 4.52
  Diluted...............................................  $ (19.38)  $ 13.66   $ 4.30

K.  COMPUTATION OF EARNINGS PER COMMON SHARE

     The following table shows the amounts used in computing earnings per common share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                FOR THE YEAR ENDED DECEMBER 31
                                                           ----------------------------------------
                                                              2001             2000         1999
                                                           ----------       ----------   ----------
BASIC EARNINGS PER COMMON SHARE
WEIGHTED-AVERAGE SHARES..................................   1,237,880        1,230,696    1,237,007
                                                           ----------       ----------   ----------
Net (loss) income........................................  $  (24,428)      $   19,404   $    6,401
Effect of dividend requirements and the change in
  redemption value of redeemable preferred stock.........       1,575              (85)         (57)
                                                           ----------       ----------   ----------
NET (LOSS) EARNINGS USED IN COMPUTATION..................  $  (22,853)      $   19,319   $    6,344
                                                           ----------       ----------   ----------
PER SHARE AMOUNT.........................................  $   (18.46)      $    15.70   $     5.13
                                                           ==========       ==========   ==========
DILUTED EARNINGS PER COMMON SHARE
Weighted-average shares used in Basic....................   1,237,880        1,230,696    1,237,007
Net effect of dilutive stock options and stock incentive
  plans(1)...............................................  (2)     --           68,155       45,244
Assumed conversion of 8.5% Convertible Subordinated
  Debentures.............................................  (2)     --           51,128       51,128
ADJUSTED WEIGHTED-AVERAGE SHARES.........................   1,237,880        1,349,979    1,333,379
                                                           ----------       ----------   ----------
Net (loss) income used in Basic..........................  $  (22,853)      $   19,319   $    6,344
8.5% Convertible Subordinated Debentures interest net of
  income tax effect......................................  (2)     --              140          137
                                                           ----------       ----------   ----------
NET (LOSS) EARNINGS USED IN COMPUTATION..................  $  (22,853)      $   19,459   $    6,481
                                                           ----------       ----------   ----------
PER SHARE AMOUNT.........................................  $   (18.46)      $    14.41   $     4.86
                                                           ==========       ==========   ==========

---------------

(1) Due to their anti-dilutive effect, shares issued pursuant to the Senior Management Incentive Plan for the year ended December 31, 2001 were not included in the calculation. For the years ended December 31, 2000 and 1999, 15,501 and 11,954 shares, respectively, were expected to be issued pursuant to the terms of the Senior Management Incentive Plan .

(2) For the year ended December 31, 2001, the assumed exercise of stock options, issuances under stock incentive plans and the assumed conversion of the 8 1/2% Convertible Subordinated Debentures each had an anti-dilutive effect. As such, these items have been excluded from the diluted EPS calculation.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

L.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. At December 31, 2001 and 2000, the Company had deferred tax assets and deferred tax liabilities as follows:

                                                              DEFERRED TAX ASSETS
                                                                 (LIABILITIES)
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Deferred compensation.......................................  $ 27,996   $ 30,070
Accrued expenses............................................     8,964      5,436
Depreciation................................................     2,778        490
Foreign net operating losses................................    33,285     26,445
Tax on unremitted foreign earnings and other................       (84)       413
                                                              --------   --------
                                                                72,939     62,854
Valuation allowance.........................................   (27,305)   (19,503)
                                                              --------   --------
Net deferred tax assets.....................................  $ 45,634   $ 43,351
                                                              ========   ========
Included in:
  Other current assets......................................  $ 13,163   $  9,096
  Other assets..............................................    32,471     34,255
                                                              --------   --------
                                                              $ 45,634   $ 43,351
                                                              ========   ========

     The components of income (loss) of consolidated companies before taxes on income are as follows:

                                                           2001      2000      1999
                                                         --------   -------   -------
Domestic...............................................  $(15,999)  $13,645   $33,143
Foreign................................................    11,883    40,579     5,127
                                                         --------   -------   -------
                                                         $ (4,116)  $54,224   $38,270
                                                         ========   =======   =======

     Provisions (benefits) for Federal, foreign, state and local income taxes consisted of the following:

                                     2001                 2000                 1999
                              ------------------   ------------------   ------------------
                              CURRENT   DEFERRED   CURRENT   DEFERRED   CURRENT   DEFERRED
                              -------   --------   -------   --------   -------   --------
Federal.....................  $ 3,932   $(4,938)   $15,694   $(9,353)   $11,698   $(1,052)
Foreign.....................   10,951       140     16,979       953     13,476    (2,048)
State and local.............    4,287      (285)     5,784      (305)     5,437      (111)
                              -------   -------    -------   -------    -------   -------
                              $19,170   $(5,083)   $38,457   $(8,705)   $30,611   $(3,211)
                              =======   =======    =======   =======    =======   =======

     The Company has not recognized tax benefit on capital losses relating to the write-down of investments as the realization thereof is not certain.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The effective tax rate varied from the statutory Federal income tax rate as follows:

                                                              2001      2000     1999
                                                             ------     ----     ----
Statutory Federal tax rate.................................    35.0%    35.0%    35.0%
State and local income taxes, net of Federal income tax
  benefits.................................................   (63.2)     6.6      9.0
Difference in foreign tax rates inclusive of net operating
  losses without tax benefit...............................  (187.5)    11.4     27.3
Withholding tax on unremitted foreign earnings.............    (0.1)     0.1      0.1
Other -- net...............................................     3.5      1.8      0.2
Capital loss and write-down of investments.................  (129.9)      --       --
                                                             ------     ----     ----
                                                             (342.2)%   54.9%    71.6%
                                                             ======     ====     ====

     During the years 2001, 2000 and 1999, the Company made income tax payments of $28,212 $29,141, and $37,026, respectively.

     The tax benefit resulting from the difference between compensation expense deducted for tax purposes and compensation expense charged to income for restricted stock and nonqualified stock options is recorded as an increase to Paid-in Additional Capital.

     At December 31, 2001, the Company had cumulative net operating losses attributable to foreign subsidiaries of approximately $118,000. The duration over which the tax benefits attributable to these losses may be realized varies on a country by country basis, but in no instance will any of the benefits expire before 2004. Since a portion of the benefits may fail to be realized, a valuation allowance has been reflected.

M. RETIREMENT PLANS, DEFERRED COMPENSATION, EXECUTIVE OFFICER LOANS, LEASES AND CONTINGENCIES

          1. The Company's Profit Sharing Plan is available to eligible employees of Grey and qualifying subsidiaries meeting certain eligibility requirements. This plan provides for contributions by the Company at the discretion of the Board of Directors, subject to maximum limitations, as well as employee pre-tax contributions. The Company also maintains a noncontributory Employee Stock Ownership Plan covering eligible employees of the Company and qualifying subsidiaries, under which the Company may make contributions in stock or cash to an Employee Stock Ownership Trust
     (ESOT) in amounts each year as determined at the discretion of the Board of Directors. The Company made both cash and stock contributions to the ESOT in 2001 and 2000, and only cash contributions in 1999.

          The Company and the ESOT have certain rights to purchase shares from participants whose employment has terminated. In addition to the two plans noted above, a number of subsidiaries maintain separate profit sharing and retirement arrangements. Furthermore, the Company also provides additional retirement and deferred compensation benefits to certain executive officers and employees. The Company maintains a Senior Management Incentive Plan ("Plan") in which deferred compensation is granted to senior executive or management employees deemed important to the continued success of the Company. The Plan has operated as an ongoing series of individual plans each with terms of five years. The latest plan in the series commenced in 1998 and provides for awards to be made through 2002. Awards vest to participants after the conclusion of the fifth year of continued employment following admission to the plan, including the year the participant was admitted. No amount was recorded as an expense to the plan in 2001. The amount recorded as an expense related to the Plan amounted to $8,209 and $4,414 in 2000 and 1999, respectively. Approximately $2,975 and $1,876 of plan expense incurred in 2000 and 1999, respectively, will be payable in Common Stock in accordance with the terms of the Plan. The awards payable in Common Stock were converted into an equivalent number of shares of Common Stock, based on the average of the market values on the last 15 business days of the calendar year. The net increase to Paid-in Additional Capital for the 2001 Plan is $142 and relates to the future obligation to issue Common

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Stock. At December 31, 2001, approximately 22,962 shares are payable in Common Stock pursuant to the Plan none of which were vested.

          2. In 1995, the Company and its Chairman and Chief Executive Officer entered into an agreement extending the term of his employment agreement with the Company through December 31, 2002. In 2001, the agreement was amended, extending the term of his employment agreement through December 31, 2004. This agreement further provides for the deferral of certain compensation otherwise payable to the Chairman and Chief Executive pursuant to his employment agreement and the payment of such deferred compensation into a trust, commonly referred to as a rabbi trust, established with United States Trust Company of New York. The purpose of the trust arrangement is to ensure the Company's ability to deduct compensation paid to the Chairman and Chief Executive Officer without the application of
     Section 162(m) of the Internal Revenue Code ("Section"). The Section, under certain circumstances, denies a tax deduction to an employer for certain compensation expenses in excess of $1,000 per year paid by a publicly held corporation to certain of its executives. Amounts deferred and paid into the trust, as adjusted for the earnings and gains or losses on the trust assets, will be paid to the Chairman and Chief Executive Officer or to his estate, as the case may be, following the expiration of his employment agreement, or the termination of his employment by reason of death or disability. In 1998, the Company made payments to the rabbi trust which are to be used to fund a pension obligation to be payable to the Chairman and Chief Executive Officer over the eleven year period following the normal expiration of his current employment agreement ("pension period"). The initial pension deposit was for $1,040 with annual pension deposits of $360 ratably payable through 2002. The amount of the pension to be paid to the Chairman and Chief Executive Officer will depend on and be limited to, the funds in the rabbi trust during the pension period. In addition, upon termination of his employment prior to the commencement of the pension period or upon his death, any undistributed funds in the rabbi trust would be paid to him or his estate, as the case may be, in satisfaction of any future obligations with respect to this pension.

          At December 31, 2001 and 2000, the value of the trust was $28,622 and $26,881, respectively, and is included in Other Assets and the Company's related deferred compensation obligation for the same amount is included in Other Liabilities.

          Amounts charged to expense related to the foregoing plans and benefits aggregated $28,876 in 2001, $40,917 in 2000 and $30,961 in 1999.

          3. An executive officer has outstanding loans with the Company totaling $700 as of December 31, 2001 and 2000, which are reflected in Other Assets. The loan to this executive officer will be forgiven and included as compensation expense by the Company in installments of $200 and $500 in 2002 and 2004, respectively, assuming his continued employment through those dates.

          In connection with a 1992 exercise of the stock options, the Company received a cash payment of $67 and a note from the Chairman and Chief Executive Officer of the Company in the amount of $3,170, due in December 2001, bearing interest at the rate of 6.06%, the then current, comparable U.S. Treasury Note rate. In addition, and in accordance with the terms of the option agreement, the holder of the options issued to the Company a promissory note in the principal amount of $2,340 bearing interest at the same U.S. Treasury Note rate of 6.06%, payable in December 2001, to settle his obligation to provide the Company with funds necessary to pay the required withholding taxes due upon the exercise of the options. A portion of the second note ($1,556) equal to the tax benefit received by the Company upon exercise and the full amount of the note for $3,170 are reflected in a separate component of common stockholders' equity. Both notes were modified in 2001 to extend their due dates to November 2006 and modify the interest rate to the comparable U.S. Treasury Note rate at the time of 3.93%. The interest paid to the Company by the holder pursuant to the terms of the two notes issued in connection with the option exercise was $334 in 2001, 2000 and 1999.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          4. Rental expense amounted to approximately $62,251 in 2001, $55,321 in 2000 and $51,943 in 1999. Approximate minimum rental commitments, excluding escalations, under non-cancellable operating leases are as follows:

2002.....................................................   $ 54,000
2003.....................................................     49,000
2004.....................................................     47,000
2005.....................................................     41,000
2006.....................................................     36,000
Beyond 2006..............................................     84,000
                                                            --------
                                                            $311,000
                                                            ========

          5. From March 2001, the Company received a number of grand jury subpoenas primarily seeking documents of the Graphic Services Department ("Department") of the Company's New York Division of Grey Worldwide, relating to various vendors doing business with the Department. The subpoenas were issued at the request of the Department of Justice Antitrust Division.

               In March 2002, the government filed a federal criminal complaint (the "Complaint") against Mr. Mitchell Mosallem, who served as Director of the Department until December 31, 2001. The Complaint alleges that between 1991 and July 2000, Mosallem and other individuals, including employees of the Company, conspired with unnamed vendors doing business with the Department to charge clients of the Company in excess of amounts appropriately chargeable by the vendors for their services by approving vendor invoices that included charges for cost overruns on unrelated work and the cost of certain entertainment or other goods or services provided to Mosallem and other Company employees. The Complaint alleges that in the period February 1998 to July 2000, such unwarranted charges represented some portion of vendor invoices that total approximately $500,000. The government also has indicated that it is examining whether there is Company responsibility in this matter. The Company has been cooperating with the government's investigation. In February 2002, the Company hired from outside the Company a new Director of the Department, who is actively engaged in reviewing all policies and procedures of the Department and its relationships with all vendors. In addition, Deloitte & Touche has been retained on behalf of the Company to conduct a comprehensive review of the Department, to recommend improved policies and procedures, and to assist in the determination of remedial action as appropriate.

               The Company is not involved in any pending legal proceedings not covered by insurance or by adequate indemnification or which, if decided adversely, would have a material effect on the results of operations, liquidity or financial position of the Company.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

N.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of the quarterly unaudited results of operations for the years ended December 31, 2001 and 2000 follows:

                                                    FOR THE THREE MONTHS ENDED
                       -------------------------------------------------------------------------------------
                            MARCH 31               JUNE 30            SEPTEMBER 30           DECEMBER 31
                       -------------------   -------------------   -------------------   -------------------
                         2001       2000       2001       2000       2001       2000       2001       2000
                       --------   --------   --------   --------   --------   --------   --------   --------
                                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Commissions and
  fees...............  $304,851   $288,708   $314,260   $306,375   $295,964   $301,825   $301,938   $350,540
Results (loss) from
  operations.........     5,699     11,808      9,727     14,023      6,645     13,471     (1,821)    25,634
Net income (loss)....       245      5,154      2,427      5,725      1,510      5,142    (28,610)     3,383
Earnings (loss) per
  Common Share:
  Basic..............  $   0.27   $   4.11   $   1.89   $   4.67   $   1.33   $   4.19   $ (21.88)  $   2.74
  Diluted............  $   0.27   $   3.81   $   1.73   $   4.29   $   1.23   $   3.82   $ (21.88)  $   2.51

     Rounding differences may arise upon accumulation of quarterly per share data.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

O.  INDUSTRY SEGMENT AND RELATED INFORMATION

     The Company is not engaged in more than one industry segment. The Company evaluates performance by geographic region based on profit or loss before income taxes. Commissions and fees are attributed to the geographic region that generates billings. Commissions and fees, operating profit, interest income/expense, and related identifiable assets at December 31, 2001, 2000 and 1999, are summarized below according to geographic region:

                                    UNITED STATES                        EUROPE                           OTHER
                            ------------------------------   ------------------------------   ------------------------------
                              2001       2000       1999       2001       2000       1999       2001       2000       1999
                            --------   --------   --------   --------   --------   --------   --------   --------   --------
Commissions and fees......  $505,294   $549,818   $464,858   $534,697   $532,096   $478,219   $177,022   $165,534   $124,135
                            --------   --------   --------   --------   --------   --------   --------   --------   --------
Operating profit (loss)...     6,126     20,843     26,668     12,965     42,031     22,322      1,159      2,062    (16,117)
Interest (expense)
  income -- net...........    (4,116)     3,079      3,699        806     (3,862)       121         73        209     (1,304)
Other (expense) income....   (18,009)   (10,137)     2,776     (2,690)        38         66       (430)       (39)        39
                            --------   --------   --------   --------   --------   --------   --------   --------   --------
(Loss) income of
  consolidated companies
  before taxes on
  income..................  $(15,999)  $ 13,785   $ 33,143   $ 11,081   $ 38,207   $ 22,509   $    802   $  2,232   $(17,382)
                            ========   ========   ========   ========   ========   ========   ========   ========   ========
Equity in earnings of
  nonconsolidated
  affiliated companies....
Identifiable assets.......  $780,330   $791,655   $796,657   $833,285   $880,675   $752,662   $271,512   $300,792   $241,974
Investments in and
  advances to
  nonconsolidated
  affiliated companies....
Total assets..............

                                        CONSOLIDATED
                            ------------------------------------
                               2001         2000         1999
                            ----------   ----------   ----------
Commissions and fees......  $1,217,013   $1,247,448   $1,067,212
                            ----------   ----------   ----------
Operating profit (loss)...  $   20,250   $   64,936   $   32,873
Interest (expense)
  income -- net...........      (3,237)        (574)       2,516
Other (expense) income....     (21,129)     (10,138)       2,881
                            ----------   ----------   ----------
(Loss) income of
  consolidated companies
  before taxes on
  income..................  $   (4,116)  $   54,224   $   38,270
                            ==========   ==========   ==========
Equity in earnings of
  nonconsolidated
  affiliated companies....  $   (1,191)  $    1,317   $    1,196
                            ==========   ==========   ==========
Identifiable assets.......  $1,885,127   $1,973,122   $1,791,293
Investments in and
  advances to
  nonconsolidated
  affiliated companies....      14,679       16,198       17,961
                            ----------   ----------   ----------
Total assets..............  $1,899,806   $1,989,320   $1,809,254
                            ==========   ==========   ==========

     Commissions and fees from one client amounted to 9.2%, 10.2% and 11.2% of the consolidated total in 2001, 2000 and 1999, respectively.

                               INDEX TO EXHIBITS

                                                                                        PAGE NUMBER IN
NUMBER ASSIGNED TO                                                                   SEQUENTIAL NUMBERING
EXHIBIT (I.E. 601 OF                                                                 SYSTEM WHERE EXHIBIT
REGULATION S-K)                          DESCRIPTION OF EXHIBITS                         MAY BE FOUND
--------------------                     -----------------------                     --------------------
        3.01           Restated Certificate of Incorporation of Grey Global Group            N/A
                       Inc. ("Grey"). (Incorporated herein by reference to Exhibit
                       3.1 to Grey's Current Report on Form 8-K, dated July 13,
                       2000, filed with the SEC pursuant to Section 13 of the 1934
                       Act.)
        3.02           By-Laws of Grey as amended. (Incorporated herein by                   N/A
                       reference to Exhibit 3.02 to Grey's Annual Report on Form
                       10-K for the fiscal year ended December 31, 1988.)
        4.01           Stockholder Exchange Agreement, dated as of April 7, 1994,            N/A
                       by and between Grey and Edward H. Meyer. (Incorporated
                       herein by reference to Exhibit 10(a) of Grey's Current
                       Report on Form 8-K, dated April 7, 1994, filed with the SEC pursuant to Section 13 of the 1934 Act.)
        4.02           Purchase Agreement, dated as of December 10, 1983, between            N/A
                       Grey and Edward H. Meyer relating to the sale to Mr. Meyer of Grey's 8 1/2% Convertible Debentures, of even date
                       therewith ("Convertible Debenture"). (Incorporated herein by reference to Exhibit 3.08 to Grey's Annual Report on Form
                       10-K for the fiscal year ended December 31, 1983.)
        4.03           Extension Agreement, dated as of November 19, 1991 between            N/A
                       Grey and Edward H. Meyer relating to the extension of the
                       maturity dates of the Convertible Debenture and related
                       Promissory Note. (Incorporated herein by reference to
                       Exhibit 3.07 to Grey's Annual Report on Form 10-K for the
                       fiscal year ended December 31, 1991.)
        4.04           Form of Convertible Debenture. (Incorporated herein by                N/A
                       reference to Exhibit 3.09 to Grey's Annual Report on Form
                       10-K for the fiscal year ended December 31, 1983.)
        4.05           Extension Agreements dated as of July 29, 1996 between Grey           N/A
                       and Edward H. Meyer relating to the extension of the
                       maturity dates of the Convertible Debenture and related
                       Promissory Note. (Incorporated herein by reference to
                       Exhibit 4.01 and 4.02 to Grey's Quarterly Report on Form
                       10-Q for the quarter ended June 30, 1996).
        9.01           Voting Trust Agreement, dated as of December 1, 1989, among           N/A
                       the several Beneficiaries, Grey and Edward H. Meyer as
                       Voting Trustee. (Incorporated herein by reference to Exhibit
                       9.03 to Grey's Annual report on Form 10-K for the fiscal
                       year ended December 31, 1989.)
        9.02           Amended and Restated Voting Trust Agreement, dated as of              N/A
                       February 24, 1986, as amended and restated as of August 31,
                       1987 and again amended and restated as of March 21, 1994,
                       among the several Beneficiaries where-under, Grey and Edward
                       H. Meyer as Voting Trustee. (Incorporated herein by
                       reference to Exhibit 9.04 to Grey's Annual Report on Form
                       10-K for the fiscal year ended December 31, 1993.)
       10.01*          Employment Agreement, dated as of February 9, 1984, between           N/A
                       Grey and Edward H. Meyer ("Meyer Employment Agreement").
                       (Incorporated herein by reference to Exhibit 10.01 to Grey's
                       Annual Report on Form 10-K for the fiscal year ended
                       December 31, 1983.)

                                                                                        PAGE NUMBER IN
NUMBER ASSIGNED TO                                                                   SEQUENTIAL NUMBERING
EXHIBIT (I.E. 601 OF                                                                 SYSTEM WHERE EXHIBIT
REGULATION S-K)                          DESCRIPTION OF EXHIBITS                         MAY BE FOUND
--------------------                     -----------------------                     --------------------
       10.02*          Amendments Two through Ten to Meyer Employment Agreement.             N/A
                       (Incorporated herein by reference to Exhibit 10.02 to Grey's
                       Annual Report on Form 10-K for the fiscal year ended
                       December 31, 1985, Exhibit 10.03 to Grey's Annual Report on
                       Form 10-K for the fiscal year ended December 31, 1987,
                       Exhibit 1 to Grey's Current Report on Form 8-K, dated May 9,
                       1988, filed with the SEC pursuant to Section 13 of the 1934
                       Act, Exhibit 2 to Grey's Current Report on Form 8-K, dated
                       May 9, 1988, filed with the SEC pursuant to Section 13 of
                       the 1934 Act. Exhibit I to Grey's Current Report on Form
                       8-K, dated June 9, 1989, filed with the SEC pursuant to
                       Section 13 of the 1934 Act, Exhibit 10.07 to Grey's Annual
                       Report on Form 10-K for the fiscal year ended December 31,
                       1990, Exhibit 10.03 to Grey's Annual Report on Form 10-K for
                       the fiscal year ended December 31, 1994, Exhibit 10.03 to
                       Grey's Annual Report on Form 10-K for the fiscal year ended
                       December 31, 1997, and Exhibit 10.01 to Grey's Quarterly
                       Report on Form 10-Q for the quarter ended March 31, 1998,
                       respectively.)
       10.03*          Eleventh Amendment to Meyer Employment Agreement dated as of         [  ]
                       May 24, 2001.
       10.04*          Deferred Compensation Trust Agreement dated March 22, 1995            N/A
                       ("Trust Agreement"), by and between Grey and United States
                       Trust Company of New York. (Incorporated herein by reference to Exhibit 10.04 to Grey's Annual Report on Form 10-K for
                       the fiscal year ended December 31, 1994.)
       10.05*          First and Second Amendments to Trust Agreement (Incorporated          N/A
                       herein by reference to Exhibit 10.05 to Grey's Annual Report on Form 10-K for the fiscal year ended December 31, 1995,
                       and Exhibit 10.02 to Grey's Quarterly Report on Form 10-Q
                       for the quarter ended March 31, 1998, respectively.)
       10.06*          Employment Agreement dated as of July 21, 2000, by and                N/A
                       between Grey and Steven G. Felsher. (Incorporated herein by reference to Exhibit 10.05 to Grey's Annual Report on Form
                       10-K for the fiscal year ended December 31, 2000.)
       10.07*          Grey Advertising Inc. Book Value Preferred Stock Plan, as             N/A
                       amended. (Incorporated herein by reference to Exhibit 4.1 to
                       Grey's Current Report on Form 8-K, dated June 14, 1983,
                       filed with the SEC pursuant to Section 13 of the 1934 Act.)
       10.08*          Grey Advertising Inc. Amended and Restated Senior Executive           N/A
                       Officer Pension Plan. (Incorporated herein by reference to
                       Exhibit 10.08 to Grey's Annual Report on Form 10-K for the
                       fiscal year ended December 31, 1984.)
       10.09*          Grey Advertising Inc. 1998 Senior Management Incentive Plan
                       (Incorporated herein by reference to Exhibit A to Grey's
                       Annual Meeting Proxy Statement)
       10.10*          Stock Option Agreement, dated as of October 13, 1984, by and          N/A
                       between Grey and Edward H. Meyer ("1984 Option Agreement").
                       (Incorporated herein by reference to Exhibit 10.15 to Grey
                       Annual Report on Form 10-K for the fiscal year ended
                       December 31, 1985.
       10.11*          Promissory Notes I and II dated as of November 26, 2001 from         [  ]
                       Edward H. Meyer to Grey delivered pursuant to the 1984
                       Option Agreement.

                                                                                        PAGE NUMBER IN
NUMBER ASSIGNED TO                                                                   SEQUENTIAL NUMBERING
EXHIBIT (I.E. 601 OF                                                                 SYSTEM WHERE EXHIBIT
REGULATION S-K)                          DESCRIPTION OF EXHIBITS                         MAY BE FOUND
--------------------                     -----------------------                     --------------------
       10.12*          Stock Option Agreement, effective as of January 5, 1995, by           N/A
                       and between Grey and Edward H. Meyer. (Incorporated herein by reference to Exhibit 13 to Amendment No. 8 to the
                       Statement on Schedule 13D, dated as of March 10, 1995, filed by Edward H. Meyer.)
       10.13*          Stock Option Agreement effective as of November 26, 1996, by          N/A
                       and between Grey and Edward H. Meyer. (Incorporated herein by reference to Exhibit 15 to Amendment No. 10 to the
                       Statement on Schedule 13D, dated as of February 11, 1997,
                       filed by Edward H. Meyer.)
       10.14*          Stock Option Agreement, effective as of January 23, 1998, by          N/A
                       and between Grey and Edward H. Meyer. (Incorporated herein by reference to Exhibit 16 to Amendment No. 11 to the
                       Statement on Schedule 13D, dated as of March 13, 1998, filed by Edward H. Meyer.)
       10.15           Registration Rights Agreement, dated as of June 5, 1986,              N/A
                       between Grey and Edward H. Meyer. (Incorporated herein by
                       reference to Exhibit 12 to Amendment No. 8 to the Statement on Schedule 13D, dated as of March 10, 1995, filed by Edward
                       H. Meyer.)
       10.16*          Grey Advertising Inc. amended and restated 1994 Stock                 N/A
                       Incentive Plan. (Incorporated herein by reference to Exhibit
                       10.02 to Grey's Quarterly Report on Form 10-Q for the
                       quarter ended September 30, 1996.)
       10.17           Note Agreement, dated as of December 23, 1997, by and                 N/A
                       between Grey and the Prudential Insurance Company of
                       America. (Incorporated herein by reference to Exhibit 10.20 to Grey's Annual Report on Form 10-K for the fiscal year
                       ended December 31, 1997)
       10.18           Note Agreement, dated as of November 13, 2000 by and between          N/A
                       Grey and the Prudential Insurance Company of America.
                       (Incorporated herein by reference to Exhibit 99.1 to Grey's
                       Current Report on Form 8-K dated November 13, 2000, filed
                       with the SEC pursuant to Section 13 of the 1934 Act.)
       10.19*          Credit Agreement dated as of December 21, 2001, among Grey,          [  ]
                       HSBC Bank USA, Fleet National Bank and JP Morgan Chase Bank.
       10.20*          Bonuses -- Grey has paid bonuses to certain of its executive          N/A
                       officers (including those who are directors) and employees in prior years including 2001, and may do so in future
                       years. Bonuses have been and may be in the form of cash,
                       shares of stock or both although Grey presently does not
                       have any plans to pay stock bonuses. Bonuses are not granted pursuant to any formal plan.
       10.21*          Director's Fees -- It is the policy of Grey to pay each of            N/A
                       its non-employee directors a fee of $4,500 per fiscal
                       quarter and a fee of $4,000 for each meeting of the Board of
                       Directors attended. This policy is not embodied in any
                       written document.
       10.22*          Deferred Compensation Agreement, dated December 23, 1981,             N/A
                       between Grey and Mark N. Kaplan, regarding deferral of
                       payment of director's fees to which Mr. Kaplan may become
                       entitled. (Incorporated herein by reference to Exhibit 10.18 to Grey's Annual Report on Form 10-K for the fiscal year
                       ended December 31, 1982.)

                                                                                        PAGE NUMBER IN
NUMBER ASSIGNED TO                                                                   SEQUENTIAL NUMBERING
EXHIBIT (I.E. 601 OF                                                                 SYSTEM WHERE EXHIBIT
REGULATION S-K)                          DESCRIPTION OF EXHIBITS                         MAY BE FOUND
--------------------                     -----------------------                     --------------------
       10.23*          On March 23, 1978, Grey's Board of Directors, at a meeting            N/A
                       thereof held on such date, approved an arrangement whereby
                       Grey is required to accrue for Edward H. Meyer, the
                       difference between the amount contributed by Grey on behalf of Mr. Meyer under the Profit Sharing Plan and Grey's
                       Employee Stock Ownership Plan, and the amount which would
                       have been contributed to such plans on his behalf had such plans not contained maximum annual limitations on
                       contributions and credits, as required by the Employee
                       Retirement Income Security Act of 1974. Such accrual is to be paid to Mr. Meyer as if it had been contributed to his
                       account under the Profit Sharing Plan. Such arrangement is not embodied in any written document.
       10.24           Lease, dated as of July 1, 1978, by and between Grey and              N/A
                       William Kaufman and J.D. Weiler, regarding space at 777
                       Third Avenue, New York, New York ("Main Lease").
                       (Incorporated herein by reference to Exhibit 10.21 to Grey's
                       Annual Report on Form 10-K for the fiscal year ended
                       December 31, 1982.)
       10.25           First through Eighteenth Amendments to Main Lease                     N/A
                       (Incorporated herein by reference to Exhibits 10.22, 10.23,
                       10.24, 10.25, 10.26, 10.27, 10.28 and 10.29 to Grey's Annual
                       Report on Form 10-K for the fiscal year ended December 31,
                       1982, Exhibit 10.30 to Grey's Annual Report on Form 10-K for
                       the fiscal year ended December 31, 1983, Exhibits 10.33 and
                       10.34 to Grey's Annual Report on Form 10-K for the fiscal
                       year ended December 31, 1984, Exhibits 10.35 and 10.36 to
                       Grey's Annual Report on Form 10-K for the fiscal year ended
                       December 31, 1985, Exhibit 10.36 to Grey's Annual Report on
                       Form 10-K for the fiscal year ended December 31, 1986,
                       Exhibit 10.27 to Grey's Annual Report on Form 10-K for the
                       fiscal year ended December 31, 1997, and Exhibit 10.26 to
                       Grey's Annual Report on Form 10-K for the fiscal year ended
                       December 31, 1998, respectively.)
       21.01           Subsidiaries of Grey                                                   56
       23.01           Consent of Independent Auditors                                        60
                       *Management contract or compensatory plan or arrangement
                       identified in compliance with Item 14(c) of the rules
                       governing the preparation of this report.
                                                            10K-Exhibits