Form 10-K/A
period 2001-12-31
GREY GLOBAL GROUP INC
filed 2002-04-30
CIK 43952

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 212-546-2000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

           TITLE OF EACH CLASS       NAME OF EACH EXCHANGE ON WHICH REGISTERED
       --------------------------    -----------------------------------------
                   None                                None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

         The aggregate market value of the voting stock held by non-affiliates of registrant was $545,774,228 as at March 1, 2002.

         The registrant had 1,043,646 shares of its common stock, par value $.01 per share, and 220,858 shares of its Limited Duration Class B Common Stock, par value $.01 per share, outstanding as at March 1, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the annual proxy statement to be furnished in connection with the registrant's 2002 annual meeting of stockholders are incorporated by reference into Part III.

================================================================================

         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the year ended December 31, 2001 on Form 10-K as set forth in the pages attached hereto:

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

                                 GREY GLOBAL GROUP INC.
                                 (Registrant)

                                 By: /s/   STEVEN G. FELSHER
                                    --------------------------------------------
                                    Vice Chairman,
                                    Principal Financial Officer,
                                    Secretary and Treasurer

                                 Dated: April 29, 2002

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ("COMPANY").

         Set forth below is certain information concerning the Company's directors:

                                                                                                             PERCENT
                                                                                               NO. OF          OF
                                                                                              SHARES OF       VOTES
                                                                                TERM/         VOTING           CAST
                                                                               OFFICE          STOCK           BY
                                                                    DIRECTOR    WILL           OWNED          VOTING
                  NAME(A)        AGE        OCCUPATION(B)            SINCE     EXPIRE       BENEFICIALLY(C)   SHARES
            -----------------   ----  --------------------------    --------   ------       ---------------   ------
            Victor J. Barnett     69  Chairman, Burberry Ltd          2001       2004            200(e)        -- (f)

            Mark N. Kaplan..      72  Of counsel, Skadden, Arps,      1973      -- (h)         2,200(e)        -- (f)
                                      Slate, Meagher & Flom,
                                      LLP, law firm(d)

            Edward H. Meyer.      75  Chairman of the Board,          1961       2003        539,490(g)        70.16%
                                      President and Chief
                                      Executive Officer

            Daniel S. Shapiro     63  Partner, Schulte Roth &         2002       2002(i)           --             --
                                      Zabel, LLP, law firm

----------
(a) There is no family relationship between any director and any other director or executive officer of the Company.

(b) The position of Mr. Meyer is with the Company, and he has served the Company for more than the past five years.

         Mr. Kaplan also serves on the boards of directors of American Biltrite, Inc., Autobytel, Inc., Congoleum, Inc., DRS Technologies, Inc., REFAC Technology Development Corporation and Volt Information Sciences, Inc.

         Mr. Meyer is also a director of Ethan Allen Interiors, Inc. and Harman International Industries, Inc.

(c) Represents beneficial interests in shares of the Company's Common Stock, Class B Stock and Series I, II and III Preferred Stock. Information is as of March 1, 2002.

(d) Skadden, Arps, Slate, Meagher & Flom LLP, a law firm for which Mr. Kaplan serves of counsel, has provided certain legal services to the Company in 2001 and 2002.

(e) Mr. Barnett owns 200 shares of Common Stock. Mr. Kaplan owns 1,100 shares of each of Common Stock and Class B Stock.

(f)      Represents less than 1.0% of the votes entitled to be cast.

(g) Mr. Meyer beneficially owns 104,684 shares of Common Stock and 110,053 shares of Class B Stock, as to which he, as the Voting Trustee under the Voting Trust Agreement (as hereinafter defined), exercises voting power, and 20,000 shares of the Series I Preferred Stock, and 5,000 shares of each of the Series II and of the Series III Preferred Stock, representing approximately 10.0%, 49.8%, 100%, 100% and 100% of each class, respectively. Also includes shares held pursuant to the Voting Trust Agreement, as to which Mr. Meyer, as the Voting Trustee, exercises voting power, and shares of Common Stock and Class B Stock held in the Company's Employee Stock Ownership Plan as to which Mr. Meyer exercises shared voting power by virtue of his membership on the committee charged with its administration. Also includes shares of Common Stock (2.4%) and Class B Stock (11.6%) issuable upon conversion of the Company's 8 -1/2% Convertible Subordinated Debentures owned by Mr. Meyer after giving effect to the assumed conversion thereof and shares of Common Stock (8.6%) issuable upon exercise of currently exercisable stock options owned by Mr. Meyer and shares of Common Stock issuable upon exercise of stock options which are exercisable by beneficiaries under the Voting Trust Agreement after giving effect to the assumed exercise thereof. Does not include shares of Common Stock issuable to beneficiaries under the Voting Trust Agreement upon exercise of options which are not currently exercisable.

(h)      Mr. Kaplan was elected by the holder of the Series I Preferred
         Stock to fill the vacancy created by the resignation of Richard Reiss Jr. and serves until the election of his successor.

(i) Mr. Shapiro filled the vacancy created by Mr. Kaplan's election by the holder of the Series I Preferred Stock, for the term expiring at the 2002 annual meeting.

         Directors who are not employees of the Company receive a fee of $4,500 per quarter and a fee of $4,000 for each meeting of the Board attended. Directors who are also employees receive no remuneration for serving on the Board. Under an agreement with the Company, Mr. Kaplan has elected to have payment of his director's fees deferred until he retires from the Board. Members of the Audit Committee and the Compensation Committee receive $1,000 for attendance at each meeting of each such committee which does not fall on the same day as a meeting of the Board. The Company will match, at the request of a Director, on an annual basis up to $10,000 in charitable contributions made by each non-employee Director.

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

ITEM 11. EXECUTIVE COMPENSATION.

         The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of its Chief Executive Officer and each of the four other most highly compensated executive officers of the Company with respect to the three most recently completed fiscal years of the Company:

                                                                              LONG-TERM COMPENSATION
                                                                              ----------------------
                                                    ANNUAL COMPENSATION
                                                    -------------------          REST.       STOCK      ALL OTHER
                     NAME AND POSITION          YEAR     SALARY(2)  BONUS(2)    STOCK($)   OPTIONS(#)    COMP.(1)
                 -------------------------      ----   ----------  ---------    ---------  ---------   ----------
                 Edward H. Meyer........        2001   $3,300,000  $ 225,000     -- 0 --    -- 0 --    $   72,999
                   Chairman, President and      2000    2,900,000    450,000     -- 0 --    -- 0 --     1,314,756
                   Chief Executive Officer      1999    2,900,000    250,000     -- 0 --    -- 0 --       912,520

                 Robert L. Berenson.....        2001   $  625,000  $ -- 0 --     -- 0 --    -- 0 --    $   20,263
                   Vice Chairman,               2000      625,000    170,000     -- 0 --    -- 0 --       292,080
                   General Manager              1999      625,000    170,000     -- 0 --    -- 0 --       280,659

                 Steven G. Felsher......        2001   $  600,000  $ 125,000  $ 183,450(3)      300    $    5,035
                   Vice Chairman,               2000      600,000    250,000    899,250       1,500       261,735
                   Chief Financial Officer,     1999      425,000    200,000     -- 0 --    -- 0 --       210,884
                   Secretary and Treasurer

                 Stephen A. Novick......        2001   $  825,000  $ 125,000     -- 0 --    -- 0 --    $   12,970
                   Vice Chairman,               2000      825,000    100,000     -- 0 --    -- 0 --       217,096
                   Chief Creative Officer       1999      825,000    100,000     -- 0 --    -- 0 --       205,412

                 John Shannon...........        2001   $  566,973  $ -- 0 --     -- 0 --    -- 0 --    $  101,527
                   President,                   2000      555,249    151,500     -- 0 --    -- 0 --        47,156
                   Grey-International           1999      600,730    165,320     -- 0 --    -- 0 --        61,741

------------
(1) All Other Compensation in 2001 includes: (i) amount shown for Mr. Shannon represents deferred compensation pursuant to a subsidiary-sponsored program for United Kingdom executives; (ii) respective insurance premium expense coverage or reimbursement of $72,999, $20,263, $5,035 and $12,970 in 2001, for Messrs. Meyer,
         Berenson, Felsher and Novick.

(2) Includes amounts paid into a deferred compensation trust on Mr. Meyer's behalf. (See "Certain Relationships and Related Transactions.")

(3) Grant of 300 shares of restricted stock pursuant to the Company's 1994 Stock Incentive Plan which restricted shares vest at a rate of one-third per year beginning on July 21, 2004.

AGGREGATE OPTIONS EXERCISED IN 2001 AND STOCK OPTION VALUES AS AT DECEMBER 31, 2001(1)

                                                                                                    VALUE OF
                                                                          NUMBER OF                UNEXERCISED
                                                                         UNEXERCISED              IN-THE-MONEY
                                                                          OPTIONS AT                OPTIONS AT
                                           SHARES                      DECEMBER 31, 2001         DECEMBER 31, 2001
                                          ACQUIRED      VALUE       ------------------------   -------------------------
                       NAME               ON EXERCISE  REALIZED(2)  EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
              ----------------------      -----------  -----------  -------------------------  -------------------------
              Edward H. Meyer.......         --           --                      90,000/0              $39,392,500/0
              Robert L. Berenson....         --           --                   3,334/1,666         $1,727,845/863,405
              Steven G. Felsher.....         --           --                   1,999/3,501       $1,007,177/1,267,573
              Stephen A. Novick.....         --           --                   2,334/1,166         $1,209,595/604,280
              John Shannon..........         --           --                   1,334/1,166           $691,345/512,280

------------
(1)      All options relate to shares of Common Stock.

(2) "Value Realized" represents the market price of the Common Stock on the date of exercise less the exercise price paid.

OPTION GRANTS IN THE LAST FISCAL YEAR

                                                                    INDIVIDUAL GRANTS
                                            ----------------------------------------------------------------
                                                               % OF TOTAL
                                                                 OPTIONS
                                             NUMBER OF SHARES  GRANTED TO   EXERCISE              GRANT DATE
                                            UNDERLYING OPTIONS  EMPLOYEES     PRICE                 PRESENT
                              NAME              GRANTED(1)       IN 2001    ($/SHARE)  EXP. DATE    VALUE(2)
                        -----------------   ------------------ ----------   --------   ---------  ----------
                        Steven G. Felsher           300            37.5%    $ 608.00    7/21/11   $  94,578

----------
(1) Options granted to acquire Common Stock at market price on the date of grant under the Company's 1994 Stock Incentive Plan. The options are exercisable at a rate of one-third per year beginning on the initial exercise date, which for Mr. Felsher is July 21, 2004.

(2) Amounts based on the modified Black-Scholes option prices model with the following assumptions: exercise price equal to fair market value on the date of grant, ten year option term, interest rate of 4.65% and a dividend rate of .66%. There is no assurance that value realized by an optionee will be at or near the value estimated by this pricing model. Should the stock price not rise above the option price, the optionee will realize no gain.

SENIOR EXECUTIVE OFFICER POST-EMPLOYMENT COMPENSATION PLAN

         The Senior Executive Officer Post-Employment Compensation Plan provides that certain qualified officers of the Company and its subsidiaries will be entitled upon retirement at or after the age of 60 to a lifetime supplemental pension of a maximum of $60,000 per year depending, in part, upon the date of retirement. Persons who are executive vice presidents of the Company, or more senior, or are designated senior executive officers of certain of the Company's subsidiaries, and who have met certain age and length of service requirements, and have been designated by the Board of Directors of the Company, are participants under the plan. In addition, a surviving spouse of a recipient of a pension under the plan is entitled to an annual pension equal to a maximum of $30,000, depending, in part, upon the date of retirement of the deceased participant, for the shorter of such spouse's life and 20 years. Each of the named executives (other than Mr. Shannon) were participants under the plan. In addition, the Company has certain understandings whereby certain additional pension amounts may be paid to Messrs. Berenson, Felsher and Novick. Furthermore, the Company has agreed to make certain payments ("pension deposits") to a rabbi trust established with the United States Trust Company of New York which would be used to fund a pension obligation to be payable to Mr. Meyer over the eleven year period following the normal expiration of his current employment agreement ("pension period"). Annual pension deposits of $360,000 are to be made through 2004 contingent on Mr. Meyer's continued employment. The amount of the pension to be paid to Mr. Meyer will be dependent on, and be limited to, the funds in the rabbi trust during the pension period. In addition, upon termination of Mr. Meyer's employment prior to the commencement of the pension period or upon his death, any undistributed funds in the rabbi trust would be paid to Mr. Meyer or his estate, as the case may be, in satisfaction of any future obligations with respect to this pension.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         As of March 1, 2002 the Company had outstanding 1,043,646 shares of Common Stock and 220,858 shares of Class B Stock. To the knowledge of the Board of Directors as of March 1, 2002 no stockholder owned of record or beneficially more than 5% of the Company's outstanding Shares of Common Stock, Class B Stock or Preferred Stock except as indicated below.

                                                                                     AMOUNT OF SHARES
                                                                                       AND NATURE OF
                                                NAME AND ADDRESS OF RECORD             BENEFICIAL OR    PERCENTAGE
               TITLE OF CLASS                       OR BENEFICIAL OWNER              RECORD OWNERSHIP    OF CLASS
             ------------------        -------------------------------------------  -----------------   ---------
             Common Stock......        Edward H. Meyer, as Voting Trustee                 134,777(a)       12.9
                                       under a Voting Trust Agreement, dated
                                       as of February 24, 1986, and as
                                       subsequently amended ("Voting Trust
                                       Agreement"), among the Voting Trustee,
                                       the Company and the Beneficiaries of
                                       the Voting Trust Agreement
                                       777 Third Avenue,
                                       New York, New York 10017

                                       Edward H. Meyer                                    220,248(b)      19.0
                                       777 Third Avenue
                                       New York, New York 10017

                                       The committee administering the                     24,527(c)       2.4
                                       Company's Employee Stock
                                       Ownership Plan
                                       777 Third Avenue
                                       New York, New York 10017

                                       Ariel Capital Management, Inc.                     260,134(d)      24.9
                                       200 E. Randolph Drive
                                       Chicago, Illinois 60601

                                       Brookside Capital Partners Fund, L.P.               75,458(e)       7.2
                                       111 Huntington Avenue
                                       Boston, Massachusetts 02199

                                       Tweedy Browne Company LLC                           62,916(f)       6.0
                                       350 Park Avenue
                                       New York, New York 10022

                                       All executive officers and directors               295,867(h)      25.1
                                       as a group

             Class B Stock.....        Edward H. Meyer                                    132,417(a)      60.0
                                       Trustee under the Voting Trust
                                       Agreement
                                       777 Third Avenue
                                       New York, New York 10017

                                       Edward H. Meyer                                    135,617(b)      55.0
                                       777 Third Avenue
                                       New York, New York 10017

                                       The committee administering the                     56,944(c)      25.8
                                       Company's Employee Stock
                                       Ownership Plan
                                       777 Third Avenue
                                       New York, New York 10017

                                       Jerry Green                                         12,100(g)       5.5
                                       c/o Union Securities, Inc.
                                       Two Pershing Square
                                       2300 Main Street
                                       Kansas City, MO  64108

                                       All executive officers and directors               216,025(h)      87.7
                                       as a group

        Series I, Series II and        Edward H. Meyer                                     30,000(i)     100.0
          Series  III Preferred        777 Third Avenue
          Stock................        New.York, New York 10017

------------
(a) Represents voting power only. Does not include shares issuable upon exercise of options which are, however, contractually bound to be deposited pursuant to the Voting Trust Agreement. In general, investment power over the shares deposited in the voting trust established pursuant to the Voting Trust Agreement is retained by the several beneficiaries of the Voting Trust Agreement. (See "Certain Relationships and Related Transactions" below.)

(b) Includes shares of Common Stock and of Class B Stock, as the case may be, issuable upon conversion of the Company's 8-1/2% Convertible Subordinated Debentures owned by Mr. Meyer, and shares of Common Stock issuable upon exercise of stock options which are currently exercisable (after giving effect to the assumed conversion and exercise thereof) and Mr. Meyer's beneficial interest in shares of Common Stock and Class B Stock deposited by him pursuant to the Voting Trust Agreement as to which he retains investment power. Does not include shares of Common Stock (2.4% of such class) and of Class B Stock (25.8%) held in the Company's Employee Stock Ownership Plan as to which Mr. Meyer exercises shared voting power by virtue of his membership on the committee charged with its administration. Does not include shares of Common Stock and Class B Stock held in trust for Mr. Meyer's children which have been deposited with the Voting Trust under the Voting Trust Agreement, or shares of Common Stock or of Class B Stock as to which Mr. Meyer exercises voting power by virtue of being the Voting Trustee under the Voting Trust Agreement (other than shares deposited in the Voting Trust by Mr. Meyer).

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

(e) Information based on the Company's understanding of publicly filed material. Brookside Capital Partners Fund, LLC., Inc., a registered investment advisor, together with related entities, on behalf of its clients, has sole or shared dispositive and voting power with respect to the shares listed.

(f) Information based on the Company's understanding of publicly filed material. Tweedy Browne Company L.P., a registered investment advisor, on behalf of its clients, has been a long-term investor in the Company, has sole or shared dispositive and voting power with respect to the shares listed.

(g) Information based on the Company's understanding of publicly filed material. Jerry Green, an investor in the Company, has sole voting and dispositive power with respect to the shares listed.

(h) Includes shares of Common Stock (2.4% of such class) and of Class B Stock (25.8%), as the case may be, as to which certain executive officers exercise shared voting power by virtue of their membership on the committee administering the Company's Employee Stock Ownership Plan. Includes shares of Common Stock and Class B Stock as to which the Voting Trustee (Mr. Meyer) under the Voting Trust Agreement exercises voting power. Includes shares of Common Stock and of Class B Stock issuable upon conversion of the Company's 8-1/2% Convertible Subordinated Debentures owned by Mr. Meyer and shares of Common Stock issuable upon exercise of stock options which are exercisable by beneficiaries under the Voting Trust Agreement, who are obliged, under the terms of the Voting Trust Agreement, to deposit in the Voting Trust shares acquired subsequent to the execution of the Voting Trust Agreement, after giving effect to the assumed conversion and exercise thereof. Does not include shares of Common Stock issuable to beneficiaries under the Voting Trust Agreement upon exercise of stock options which are not presently exercisable.

(i) Represents 20,000 shares of Series I Preferred Stock, and 5,000 shares of each of the Company's Series II and Series III Preferred Stock, of which classes Mr. Meyer owns 100% of the outstanding shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During 1996, pursuant to an earlier employment arrangement with Mr. Berenson, the Company loaned Mr. Berenson $700,000, $200,000 of which is forgivable by the Company dependent on Mr. Berenson's continued employment through September 2002 and $500,000 of which is forgivable by the Company dependent on Mr. Berenson's continued employment through 2004. In addition, in 1999 the Company agreed with Mr. Berenson that upon a change in control of the Company and the involuntary termination of Mr. Berenson's employment or material diminution of his status resulting in him terminating his employment, he shall be entitled to continued salary for one year following such event and the immediate vesting of all of his currently-held theretofore unvested stock options and allocations under SMIP, and the forgiveness of his outstanding loans detailed above.

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

         The Company has an employment agreement with Mr. Meyer, which provides for Mr. Meyer's employment with the Company through December 31, 2004. The agreement also provides for a minimum annual salary of $3,300,000 for Mr. Meyer's services as Chief Executive Officer. If the Company terminates Mr. Meyer's full-time employment as Chief Executive Officer without cause (as defined in the agreement), or if Mr. Meyer effects such termination due to a change of control of the Company or other good reason specified in the agreement, Mr. Meyer will receive $3,000,000 in consideration of his employment. The agreement further provides that the Company will defray premiums on life insurance policies on Mr. Meyer's life payable to a beneficiary designated by him; the Company paid $35,628 in premiums in respect of these policies in 2001. The employment agreement also provides that Mr. Meyer may, for a period subsequent to his termination of full-time employment as Chief Executive Officer, provide the Company with consulting services for compensation at the rate of $10,000 per month. If the Company terminates Mr. Meyer's full-time employment as Chief Executive Officer without cause, or if Mr. Meyer effects such termination due to a change in control of the Company or for other good reason, Mr. Meyer will receive a lump sum payment equal to his then current aggregate remuneration multiplied by the greater of the number of years remaining in the term of the employment agreement and the number three. In such event, Mr. Meyer will also have an option to sell to the Company each share of the Common Stock and the Class B Stock which he then owns at the per share market value of the Common Stock. Mr. Meyer's agreement also provides that, (subject to reduction or suspension in the event Mr. Meyer becomes disabled or is in breach of his agreement) following his termination of employment, the Company will, among other things, provide Mr. Meyer for the remainder of his life, with an office and related office staff and facilities and, for a period of five years, the continued use of a car and driver. The Company has also agreed to reimburse Mr. Meyer for certain business expenses incurred by him during the five year period following termination of his employment of up to $100,000 per year, with such amount being adjusted for increases in the consumer price index until the date of termination of his employment. During such five year period, Mr. Meyer has also been charged with the responsibility of overseeing a certain portion of the Company's charitable contributions and, thus, will see to the contribution to charities of $100,000 per year of the Company's funds.

          Mr. Meyer's employment agreement also provides for the deferral of certain compensation otherwise payable to him and the payment of such deferred compensation into a trust, commonly referred to as a rabbi trust, established with United States Trust Company of New York. The purpose of the trust arrangement is to enhance the Company's ability to deduct compensation paid to Mr. Meyer without the application of Section 162(m) of the Internal Revenue Code ("Section") at such times as the monies are paid to Mr. Meyer from the trust. The Section, under certain circumstances, denies a tax deduction to an employer for certain compensation expenses in excess of $1,000,000 per year paid by a publicly-held corporation to certain of its executives. For 2001, all W-2 compensation attributable to Mr. Meyer in excess of $1,000,000 was deferred and paid into the trust. In 2002 and subsequent years, such compensation as shall be timely elected by Mr. Meyer shall be deferred and paid into the trust provided that no such election or failure to elect shall cause any compensation paid to Mr. Meyer to be non-deductible by reason of the Section. Amounts deferred and paid into the trust shall be paid to Mr. Meyer or to his estate, as the case may be, upon the expiration of Mr. Meyer's employment agreement, or the termination of his employment by reason of death or disability. For the purpose of the presentation of Mr. Meyer's compensation in the Summary Compensation Table hereinabove provided, the amounts deferred and paid into the trust are deemed having been paid to Mr. Meyer.

         In 1983, the Company sold and issued $3,025,000 principal amount of its 8-1/2% Convertible Subordinated Debentures, due December 10, 2003, to Mr. Meyer in consideration of a purchase price of equal amount, of which $25,000 was paid in cash and the remainder by delivery of Mr. Meyer's long-term 9% full recourse promissory note in the principal amount of $3,000,000, due December 31, 2004. The Debentures are convertible at any time into one share of Common Stock and one share of Class B Stock, at a current conversion price of $118.33, subject to adjustment upon the occurrence of certain events. During 1992, Mr. Meyer exercised certain stock options which had been granted to him in 1984, and, in connection therewith pursuant to the stock option agreement, issued to the Company his promissory note in the amount of $3,169,690, representing the exercise price in excess of the par value of the shares issued on exercise, which amount was paid in cash, and his promissory note in the amount of $2,339,998, representing the amount of tax required to be withheld in connection with such option exercise (collectively the "Stock Option Notes"). In November 2001, the Company, extended the maturity dates of the Stock Option Notes, which had originally been scheduled to mature in December 2001, by having Mr. Meyer deliver replacement prommissory notes ("Replacement Notes") which mature in December 2006. The interest rate pertaining to both the Stock Option Notes and the Replacement Notes is the Applicable Federal Rate set by the Internal
Revenue Service on the date of issue, and is 6.06% and 3.93% respectively. Mr. Meyer is also indebted to the Company in the aggregate amount of $762,950 pursuant to long-term 9%, full recourse promissory notes delivered to the Company in connection with Mr. Meyer's purchase of shares of Series I Preferred Stock, Series II Preferred Stock and Series III Preferred Stock (collectively, the

"Preferred Stock"). The redemption date of the Preferred Stock is fixed at April 7, 2004. The terms of the Preferred Stock also give Mr. Meyer or his estate, as the case may be, the option to require the Company to redeem his Preferred Stock for a period of 12 months following his (i) death, (ii) permanent disability or permanent mental disability, (iii) termination of full-time employment for good reason or (iv) termination of full-time employment by the Company without cause.

         If Mr. Meyer had been terminated effective December 31, 2001 under circumstances which would have resulted in payment of the special severance detailed in the foregoing description of his agreement, the amount then payable to him would have been $21,315,000. Other than pursuant to the loans described above in connection with Mr. Meyer's securities and Mr. Berenson's arrangements, no executive named above is indebted to the Company for more than $60,000. Certain key employees of the Company, including the named executives (other than Mr. Shannon) and certain members of their immediate families ("Beneficiaries"), have entered into the Voting Trust Agreement, as amended in 1987 and 1994, pursuant to which the Beneficiaries have deposited the shares of Common Stock and Class B Stock owned by them into a voting trust. The Beneficiaries have also agreed to deposit into the voting trust shares of Common Stock or Class B Stock hereafter acquired by them. The trust was extended in 1994 and will continue until 2004. Mr. Meyer has been designated the sole Voting Trustee. Beneficiaries retain the sole authority to receive dividends and, in general, to dispose of their shares held in the voting trust. The Company has entered into indemnification agreements with each of the members of the Board of Directors providing, generally, for the fullest indemnification permitted by law.