Form 10-Q
period 2002-03-31
GREY GLOBAL GROUP INC
filed 2002-05-15
CIK 43952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2002

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-7898

                             GREY GLOBAL GROUP INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                     13-0802840
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

777 Third Avenue, New York, New York                      10017
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number,                         212-546-2000
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

Yes  X    No

As of April 30, 2002, the total number of shares outstanding of Registrant's Common Stock, par value $0.01 per share ("Common Stock"), was 1,048,488 and of Registrant's Limited Duration Class B Common Stock, par value $0.01 per share ("Class B Common Stock"), was 217,332.

                             GREY GLOBAL GROUP INC.

                      AND CONSOLIDATED SUBSIDIARY COMPANIES

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
Financial Statements:

    Condensed Consolidated Balance Sheets                                   3

    Condensed Consolidated Statements of Operations                         5

    Condensed Consolidated Statements of Cash Flows                         6

    Notes to Condensed Consolidated Financial Statements                    8

Management's Discussion and Analysis of Financial

    Condition and Results of Operations                                    13

Other Information                                                          17

Signatures                                                                 18

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    MARCH 31,           DECEMBER 31,
                                                                                       2002                 2001
(in thousands, except share and per share data)                                    (UNAUDITED)              (A)
                                                                                   ----------            ----------
ASSETS
Current assets:
   Cash and cash equivalents                                                       $  196,314            $  276,602
   Marketable securities                                                                1,800                 1,260
   Accounts receivable                                                                981,240               950,925
   Expenditures billable to clients                                                    43,236                77,293
   Other current assets                                                               118,390                99,949
                                                                                   ----------            ----------
Total current assets                                                                1,340,980             1,406,029

Investments in and advances to nonconsolidated affiliated companies                    14,258                14,679

Fixed assets-at cost, less accumulated depreciation of $175,928 in
   2002 and $184,720 in 2001                                                          149,768               155,249
Marketable securities                                                                   9,096                 9,861
Intangibles-net of accumulated amortization of $76,255 in 2002 and 2001               216,209               211,812
Other assets - including loans to executive officers of $5,247 in 2002
   and 2001                                                                           104,440               102,176
                                                                                   ----------            ----------
Total assets                                                                       $1,834,751            $1,899,806
                                                                                   ==========            ==========

     See accompanying notes to condensed consolidated financial statements.

(A) The condensed consolidated balance sheet has been derived from the audited financial statements at that date.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                                                                                            MARCH 31,             DECEMBER 31,
                                                                                               2002                   2001
(in thousands, except share and per share data)                                            (UNAUDITED)                 (A)
                                                                                           -----------             -----------
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                        $ 1,128,100             $ 1,165,958
   Notes payable to banks                                                                       67,919                  80,789
   Accrued expenses and other                                                                  230,085                 226,412
   Income taxes payable                                                                         22,539                  24,388
                                                                                           -----------             -----------
Total current liabilities                                                                    1,448,643               1,497,547
Other liabilities, including deferred compensation of $53,088 in 2002
   and $52,856 in 2001                                                                          78,745                 102,141
Long-term debt                                                                                 128,025                 128,025
Minority interest                                                                               22,856                  22,153
Redeemable Preferred Stock - at redemption value; par value $0.01 per share; authorized 500,000 shares; issued and outstanding 30,000
   shares in 2002 and 2001                                                                       8,434                   8,180
Common stockholders' equity:
   Common Stock - par value $0.01 per share; authorized 50,000,000 shares;
     issued 1,247,881 shares in 2002 and 1,244,603 shares in 2001                                   12                      12
   Limited Duration Class B Common Stock - par value $0.01 per share;
     authorized 10,000,000 shares; issued 247,795 shares in 2002 and
     248,275 shares in 2001                                                                          2                       2
   Paid-in additional capital                                                                   50,259                  48,784
   Retained earnings                                                                           180,237                 177,503
   Accumulated other comprehensive loss:
     Cumulative translation adjustment                                                         (38,324)                (40,216)
     Unrealized loss on marketable securities                                                   (1,071)                 (1,112)
                                                                                           -----------             -----------
   Total accumulated other comprehensive loss                                                  (39,395)                (41,328)
                                                                                           -----------             -----------
   Loans to officer used to purchase Common Stock and
   Limited Duration Class B Common Stock                                                        (4,726)                 (4,726)
                                                                                           -----------             -----------
                                                                                               186,389                 180,247
   Less - cost of 202,703 and 202,469 shares of Common Stock and 26,937 and
     26,937 shares of Limited Duration Class B Common Stock held in treasury in
     2002 and 2001, respectively                                                                38,341                  38,487
                                                                                           -----------             -----------
Total common stockholders' equity                                                              148,048                 141,760
                                                                                           -----------             -----------
Total liabilities and common stockholders' equity                                          $ 1,834,751             $ 1,899,806
                                                                                           ===========             ===========

     See accompanying notes to condensed consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                          FOR THE THREE MONTHS ENDED
                                                                                   MARCH 31,

(in thousands, except share and per share data)                          2002                    2001
                                                                      -----------             -----------
Commissions and fees                                                  $   285,581             $   304,851
Expenses:
   Salaries and employee related expenses                                 192,364                 205,119
   Office and general expenses                                             80,269                  94,033
                                                                      -----------             -----------
                                                                          272,633                 299,152
                                                                      -----------             -----------
                                                                           12,948                   5,699
Other income - net                                                         (2,555)                   (769)
                                                                      -----------             -----------
Income of consolidated companies before taxes on income
                                                                           10,393                   4,930
Provision for taxes on income                                               4,681                   2,474
                                                                      -----------             -----------
Income  of consolidated companies                                           5,712                   2,456
Minority interest applicable to consolidated companies                     (1,847)                 (1,914)
Equity in earnings (loss) of nonconsolidated affiliated companies             449                    (297)
                                                                      -----------             -----------

Net income                                                            $     4,314             $       245
                                                                      ===========             ===========

Weighted average number
    of common shares outstanding
         Basic                                                          1,247,801               1,235,139
         Diluted                                                        1,381,557               1,369,927
 Earnings per common share
         Basic                                                        $      3.21             $      0.27
         Diluted                                                      $      2.92             $      0.27

Dividends per common share                                            $      1.00             $      1.00
                                                                      ===========             ===========

     See accompanying notes to condensed consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    FOR THE THREE MONTHS ENDED
                                                                                              MARCH 31,
(in thousands, except share and per share data)                                     2002                  2001
                                                                                  ---------             ---------
OPERATING ACTIVITIES
Net income                                                                        $   4,314             $     245
Adjustments to reconcile net income to net cash
 used in operating activities:
   Depreciation and amortization of fixed assets                                      9,809                10,420
   Amortization of intangibles                                                           --                 3,328
   Deferred compensation                                                                494                   500
   Equity in earnings of nonconsolidated affiliated  companies, net of
   dividends received of $32 in 2002 and $23 in 2001                                   (417)                  320
   (Gain) loss from the sale of marketable securities                                  (241)                   19
   Minority interest applicable to consolidated companies                             1,847                 1,914
   Restricted stock expense                                                             636                   461
   Deferred income taxes                                                               (571)               (1,117)
   Changes in operating assets and liabilities                                      (66,311)             (118,778)
                                                                                  ---------             ---------
Net cash used in operating activities                                               (50,440)             (102,688)

INVESTING ACTIVITIES

Purchases of fixed assets                                                            (6,338)              (16,867)
Trust fund deposits                                                                     (89)               (1,416)
Decrease in investments in and advances to
   nonconsolidated affiliated companies                                                 838                   397
Proceeds from the sale of marketable securities                                         761                 3,677
Purchases of investment securities                                                     (112)                 (746)
Increase in intangibles, primarily goodwill                                          (4,397)               (2,213)
                                                                                  ---------             ---------
Net cash used in investing activities                                                (9,337)              (17,168)

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)


                                                                     FOR THE THREE MONTHS ENDED
                                                                              MARCH 31,
(in thousands, except share and per share data)                      2002                   2001
                                                                   ---------             ---------
FINANCING ACTIVITIES
(Repayments of) net proceeds from short-term borrowings              (11,468)               13,060
Common shares acquired for treasury                                       --                  (122)
Cash dividends paid on common shares                                  (1,265)               (1,252)
Cash dividends paid on redeemable Preferred Stock                        (60)                  (60)
Payments for repurchase of restricted stock                               --                   (79)
Proceeds from exercise of stock options                                  984                   209
                                                                   ---------             ---------
Net cash (used in) provided by financing activities                  (11,809)               11,756
Effect of exchange rate changes on cash                               (8,702)                1,244
                                                                   ---------             ---------
Decrease in cash and cash equivalents                                (80,288)             (106,856)
Cash and cash equivalents at beginning of period                     276,602               309,750
                                                                   ---------             ---------
Cash and cash equivalents at end of period                         $ 196,314             $ 202,894
                                                                   =========             =========

     See accompanying notes to condensed consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (in thousands, except share and per share data)

1. As permitted by the Securities and Exchange Commission, the accompanying unaudited Consolidated Financial Statements and Notes thereto have been condensed and, therefore, do not contain all disclosures required by accounting principles generally accepted in the United States. Reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

2. The financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

3. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

4. The provision for taxes on income results in an effective tax rate that is greater than the Federal statutory rate principally due to state and local income taxes and an overall effective foreign tax rate in excess of the Federal statutory rate.

5. As of March 31, 2002 and December 31, 2001, the Company had outstanding 20,000 shares of Series I Preferred Stock, and 5,000 shares each of its Series II and Series III Preferred Stock. The holder of these shares is the Chairman and Chief Executive Officer of the Company. Each share of Preferred Stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock (subject to certain adjustments) upon redemption, less a fixed discount established upon the issuance of the Preferred Stock. The holder of each class of Preferred Stock is entitled to receive cumulative preferential dividends at the annual rate of $0.25 per share, and to participate in dividends on one share of the Common Stock and one share of the Class B Common Stock to the extent such dividends exceed the per share preferential dividend. The redemption date for the Series I, Series II and Series III Preferred Stock is fixed at April 7, 2004.

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

                                                                                         FOR THE THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                         2002                    2001
                                                                                      -----------             -----------
                             BASIC EARNINGS PER
                                COMMON SHARE

WEIGHTED AVERAGE SHARES                                                                 1,247,801               1,235,139
                                                                                      -----------             -----------

Net income                                                                            $     4,314             $       245
Effect of dividend requirements and the change in redemption value of
redeemable  preferred stock                                                                  (315)                     88
                                                                                      -----------             -----------
NET EARNINGS USED IN COMPUTATION                                                      $     3,999             $       333
                                                                                      -----------             -----------

PER SHARE AMOUNT                                                                      $      3.21             $      0.27
                                                                                      ===========             ===========


                           DILUTED EARNINGS PER
                               COMMON SHARE

Weighted average shares used in the Basic EPS calculation                               1,247,801               1,235,139
Net effect of dilutive stock options and stock incentive plans (1)                         82,628                  83,660
Assumed conversion of  8.5% convertible subordinated debentures                            51,128                  51,128
                                                                                      -----------             -----------
ADJUSTED WEIGHTED AVERAGE SHARES                                                        1,381,557               1,369,927
                                                                                      -----------             -----------

Net earnings used in the Basic EPS calculation                                        $     3,999             $       333
8.5% convertible subordinated debentures interest net of income tax effect                     36                      35
                                                                                      -----------             -----------
NET  EARNINGS USED IN COMPUTATION                                                     $     4,035             $       368
                                                                                      -----------             -----------

PER SHARE AMOUNT                                                                      $      2.92             $      0.27
                                                                                      ===========             ===========

     (1) Includes 20,211 shares expected to be issued pursuant to the Senior Management Incentive Plan.

7. During the first quarter of 2002 and 2001, total comprehensive income amounted to $6,247 and total comprehensive loss amounted to $944, respectively. The difference between net income and total comprehensive income is the result of the change in the translated value of the net assets of the Company's international operations due to the change in value of the United States dollar versus other currencies, the change in fair market value of marketable securities, and the recognition in 2001 of permanent diminution of the market value of certain investments.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (in thousands, except share and per share data)

8. The Company is not engaged in more than one industry segment. The Company evaluates performance by geographic region based on profit or loss before income taxes. Prior period information has been restated to better align with the management of the regions. Commissions and fees are attributed to the geographic region that generates the billings. Commissions and fees, operating profit, and income (loss) of consolidated companies before taxes on income for the three months ended March 31, 2002 and 2001, and related identifiable assets at March 31, 2002 and December 31, 2001 are summarized below according to geographic region:

                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                        ----------------------------------------------------
                                              NORTH AMERICA                  EUROPE
                                            2002         2001          2002         2001
                                        -----------  -----------   -----------  -----------
     Commissions and fees               $   129,106  $   137,085   $   127,078  $   139,954
                                        -----------  -----------   -----------  -----------

     Operating profit (loss)                  7,725         (376)        6,463        9,392
                                        -----------  -----------   -----------  -----------

     Income (loss) of consolidated
      companies before taxes on income        6,765         (309)        5,246        8,239
                                        -----------  -----------   -----------  -----------

     Identifiable assets                $   782,807  $   844,817   $   859,240  $   833,285
                                        -----------  -----------   -----------  -----------



                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                        ----------------------------------------------------
                                                  OTHER                   CONSOLIDATED
                                            2002          2001          2002         2001
                                        -----------   -----------   -----------  -----------
     Commissions and fees               $    29,397   $    27,812   $   285,581  $   304,851
                                        -----------  -----------   -----------  -----------

     Operating profit (loss)                 (1,240)       (3,317)       12,948        5,699
                                        -----------  -----------   -----------  -----------

     Income (loss) of consolidated
      companies before taxes on income       (1,618)       (3,000)       10,393        4,930
                                        -----------  -----------   -----------  -----------

     Identifiable assets                $   178,446   $   207,025     1,820,493    1,885,127
                                        -----------  -----------

     Investments in and advances to
      non-consolidated affiliated
        companies                                                        14,258       14,679
                                                                    -----------  -----------
     Total assets                                                   $ 1,834,751  $ 1,899,806
                                                                    ===========  ===========

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (in thousands, except share and per share data)

9. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets. FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets, with definite lives, will continue to be amortized over their useful lives. The standard requires a transitional impairment test of these assets within six months of the date of adoption and an annual impairment test thereafter. The Company has completed the transitional and annual impairment tests of goodwill and intangible assets with indefinite lives as of March 31, 2002, and no impairment was noted.

     The 2001 results on a historical basis do not reflect the provisions of FAS
     142. Had the Company adopted FAS 142 on January 1, 2001, the historical net income and basic and diluted net income per common share would have been changed to the adjusted amounts indicated below:

                                           Three Months Ended March 31, 2001
                                    -------------------------------------------------
                                                  Basic earnings per    Diluted earnings per
                                  Net income        common share            common share
                                    -------             -----                   -----
     Reported net income            $   245             $0.27                   $0.27
     Goodwill amortization            3,328              2.84                    2.58
     Income tax adjustment           (1,242)            (1.23)                  (1.13)
                                    -------             -----                   -----
     Adjusted net income            $ 2,331             $1.88                   $1.72
                                    =======             =====                   =====

     The income tax adjustment reflects the impact of the annual estimated income tax rate without goodwill amortization expense. There will be no tax adjustment for the twelve months ended December 31, 2001.

10. From March 2001, the Company received a number of grand jury subpoenas primarily seeking documents of the Graphic Services Department ("Department") of the Company's New York Division of Grey Worldwide, relating to various vendors doing business with the Department. The subpoenas were issued at the request of the Department of Justice Antitrust Division.

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                        RESULTS OF OPERATIONS (CONTINUED)
                 (in thousands, except share and per share data)

RESULTS OF OPERATIONS

Commissions and fees ("gross income") decreased 6.3% during the first quarter of 2002 when compared to the same period in 2001. Absent exchange rate fluctuations, gross income decreased 5.3 % in the three months ended March 31, 2002 when compared to the same period in 2001. In the first quarters of 2002 and 2001, respectively, 45.2% and 45.0% of consolidated gross income was attributable to North American operations and 54.8% and 55.0% to international operations. In the first quarter of 2002, gross income from North American operations decreased 5.8% versus the respective prior period, while gross income from international operations decreased 6.7% (4.9% absent exchange rate fluctuations) when compared to the same period in 2001. The decrease in gross income primarily resulted from the closure and disposal of certain business units, a decrease in client spending in certain markets and the negative impact of exchange rate movements.

Salaries and employee related expenses decreased 6.2% in the first quarter of 2002 when compared to the respective prior period. Office and general expenses decreased 14.6% for the three months ended March 31, 2002 versus the comparable prior period. The decrease in operating expenses is the result of staff cuts and cost containment effected in the prior year. Office and general expenses were lower, in part, by the absence of goodwill amortization expense of $3,328 in the first quarter of 2001 as well as the effect of the disposition of real estate in the fourth quarter of 2001.

Inflation did not have a material effect on gross income or expenses during 2002 or 2001.

Other net income decreased by $1,786, primarily, as the result of a reduced interest income due to lower interest rates earned on invested funds.

Minority interest applicable to consolidated companies decreased by $67 in the first quarter of 2002 as compared to the respective prior period. Equity in earnings of nonconsolidated affiliated companies increased by $746 in the first quarter of 2002 as compared to the respective prior period. The fluctuations are primarily due to changes in the level of profits of majority-owned companies and of nonconsolidated affiliated companies.

The effective tax rate is 45.0% for the first quarter of 2002 versus 50.2% in the same period in 2001. The decrease is due, in large part, to lower effective tax rates resulting primarily from the absence of generally non-deductible goodwill amortization expense.

Net income was $4,314 in the first quarter of 2002 as compared to net income of $245 in the respective prior period. For the first quarter of 2002, basic and diluted earnings per common share were $3.21 and $2.92, respectively.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                        RESULTS OF OPERATIONS (CONTINUED)
                 (in thousands, except share and per share data)


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $80,288 from $276,602 at December 31, 2001 to $196,314 at March 31, 2002. The working capital deficit increased to $107,663 at March 31, 2002, versus a deficit of $91,518 at December 31, 2001. The decrease in cash and cash equivalents is, primarily, attributable to the timing of collections of accounts receivable and billing of expenses to clients versus payments to trade vendors. The decrease in working capital is primarily due to the expected settlement of an obligation in the first quarter of 2003 related to an acquisition made in a previous year.

Domestically, the Company has committed bank lines of credit totaling $90,000 at both December 31, 2001 and March 31, 2002. These lines of credit were partially utilized during the three months ended March 31, 2002 and 2001 to secure obligations of selected foreign subsidiaries. There was $18,500 and $18,300 outstanding under these credit lines as of March 31, 2002 and December 31, 2001, respectively. Additionally, these lines of credit may be used to secure borrowings in other foreign subsidiaries. Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. There was $49,400 and $62,400 outstanding at March 31, 2002 and December 31, 2001, respectively. The changes in the level of short-term borrowing and bank overdrafts are primarily due to the timing differences on the payments to media and other vendors.

A significant part of the Company's business practice is the purchase of media time and space in many markets from various media suppliers. Consistent with industry practices, in a number of countries, the Company from time to time, directly or through a local media buying operation, is required to guarantee payment to the media suppliers in the form of performance bonds, letters of credit or other similar financial instruments which relate to liabilities shown in the Accounts Payable section of the Condensed Consolidated Balance Sheet. In addition, from time to time, the Company may guarantee certain financial and other obligations of its consolidated subsidiaries. These instruments may at times absorb some of the Company's credit capacity.

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

The loans and the availability of the Company's committed lines of credit contain certain covenants related to the Company's capital, debt load and cash flow. As of March 31, 2002 and December 31, 2001, the Company was in compliance with these covenants. The total interest expense related to the Company's borrowings for the three months ended March 31, 2002 and 2001 was $3,879 and $4,448, respectively.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                        RESULTS OF OPERATIONS (CONTINUED)
                 (in thousands, except share and per share data)


CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of financial condition and results from operations are based on the condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company's critical accounting policies include:

Revenue Recognition

         Income derived from advertising placed with media is generally recognized based upon the publication or broadcast dates. Income resulting from expenditures billable to clients is generally recognized when the service is performed and billed. Media income and income resulting from expenditures billable to clients is clearly defined and determinable. Labor based income is recognized in the month of service as service is provided throughout the life of each contract. At the end of the reporting period, labor based contracts are reviewed to determine what was earned and what is collectible on such earned amounts for the purposes of recognizing revenue amounts appropriate for the period.

Impairment of Intangibles

         The Company assesses the fair value and recoverability of intangible assets, primarily goodwill, in accordance with Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets. When assessing impairment, the carrying value of goodwill is compared to the fair value of the business units holding the goodwill at a regional level; North America, Europe, Asia and Latin America. The excess of carrying value over fair value is deemed to be impaired and written-off. The Company has completed the transitional and annual impairment tests of goodwill and intangible assets with indefinite lives as of March 31, 2002, and no impairment was noted.

Deferred Taxes

         The Company recognizes deferred taxes based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The net deferred tax assets are regularly reviewed for recoverability and a valuation allowance is established, based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. At March 31, 2002 and December 31, 2001 the Company had $46,200 and $45,600, respectively, of deferred tax assets net of a valuation reserve of $27,300, in both 2002 and 2001, which it believes to be appropriate.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                        RESULTS OF OPERATIONS (CONTINUED)
                 (in thousands, except share and per share data)


FORWARD LOOKING STATEMENTS

In connection with the provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company may include Forward Looking Statements (as defined in the Reform Act) in oral or written public statements issued by or on behalf of the Company. These Forward Looking Statements may include, among other things, plans, objectives, projections, anticipated future economic performance or assumptions and the like that are subject to risks and uncertainties. As such, actual results or outcomes may differ materially from those discussed in the Forward Looking Statements. Important factors which may cause actual results to differ, include but are not limited to the following: the unanticipated loss of a material client or key personnel, delays or reductions in client budgets, shifts in industry rates of compensation, government compliance costs or litigation, unanticipated natural disasters, terrorist acts, changes in the general economic conditions that affect interest rates and/or consumer spending both in the U.S. and the international markets in which the Company operates, unanticipated expenses, client preferences which can be affected by competition and the ability to project risk factors which may vary.

LEGAL PROCEEDINGS

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

In the Company's judgment, it is not involved in any other material pending proceedings.

                                     PART II
                                OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K



          (a) Exhibits: Reference is made to the Index annexed hereto and made a part hereof.

          (b) Reports on Form 8-K: The Company filed the following report on Form 8-K during the quarter ended March 31, 2002:

               1)   Report, dated March 13, 2002. Item 5 Other Events and
                    Exhibit 99.1 Press Release.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  GREY GLOBAL GROUP INC.
                                                       (REGISTRANT)

Dated:         May 15, 2002                       By: /s/ Steven G. Felsher
                                                  Steven G. Felsher,
                                                  Vice Chairman
                                                  General Manager
                                                  (Duly Authorized Officer)





Dated:         May 15, 2002                       By: /s/ Lester M. Feintuck
                                                  Lester M. Feintuck,
                                                  Senior Vice President
                                                  Chief Financial Officer U.S.
                                                  Controller
                                                  (Chief Accounting Officer)