Form 10-Q
period 2002-06-30
GREY GLOBAL GROUP INC
filed 2002-08-14
CIK 43952

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTER ENDED JUNE 30, 2002

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

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]     No  [ ]

     As of July 31, 2002, the total number of shares outstanding of Registrant's Common Stock, par value $0.01 per share ("Common Stock"), was 1,064,135 and of Registrant's Limited Duration Class B Common Stock, par value $0.01 per share ("Class B Common Stock"), was 210,194.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             GREY GLOBAL GROUP INC.

                     AND CONSOLIDATED SUBSIDIARY COMPANIES

                                     INDEX

                                                              PAGE NO.
                                                              --------
Financial Statements:
     Condensed Consolidated Balance Sheets..................      3
     Condensed Consolidated Statements of Operations........      4
     Condensed Consolidated Statements of Cash Flows........      5
     Notes to Condensed Consolidated Financial Statements...      6
Management's Discussion and Analysis of Financial Condition
  and Results of Operations.................................     11
Other Information...........................................     14
Signatures..................................................     15
Index to Exhibits...........................................    E-1

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30,     DECEMBER 31,
                                                                  2002          2001(A)
                                                              ------------   -------------
                                                              (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                  AND PER SHARE DATA)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................   $  247,846     $  276,602
  Marketable securities.....................................        1,668          1,260
  Accounts receivable.......................................    1,059,472        950,925
  Expenditures billable to clients..........................       70,316         77,293
  Other current assets......................................      121,962         99,949
                                                               ----------     ----------
Total current assets........................................    1,501,264      1,406,029
Investments in and advances to nonconsolidated affiliated
  companies.................................................       13,790         14,679
Fixed assets -- at cost, less accumulated depreciation of
  $191,778 in 2002 and $184,720 in 2001.....................      144,439        155,249
Marketable securities.......................................        7,275          9,861
Intangibles -- net of accumulated amortization of $76,255 in
  2002 and 2001.............................................      217,905        211,812
Other assets -- including loans to executive officers of
  $5,247 in 2002 and 2001...................................      107,137        102,176
                                                               ----------     ----------
Total assets................................................   $1,991,810     $1,899,806
                                                               ==========     ==========
                       LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $1,277,858     $1,165,958
  Notes payable to banks....................................       69,671         80,789
  Accrued expenses and other................................      242,399        226,412
  Income taxes payable......................................       18,555         24,388
                                                               ----------     ----------
Total current liabilities...................................    1,608,483      1,497,547
Other liabilities, including deferred compensation of
  $52,452 in 2002 and $52,856 in 2001.......................       75,896        102,141
Long-term debt..............................................      128,025        128,025
Minority interest...........................................       19,722         22,153
Redeemable Preferred Stock -- at redemption value; par value
  $0.01 per share; authorized 500,000 shares; issued and
  outstanding 30,000 shares in 2002 and 2001................        8,474          8,180
Common stockholders' equity:
  Common Stock -- par value $0.01 per share; authorized
     50,000,000 shares; issued 1,263,095 shares in 2002 and
     1,244,603 shares in 2001...............................           13             12
  Limited Duration Class B Common Stock -- par value $0.01
     per share; authorized 10,000,000 shares; issued 237,131
     shares in 2002 and 248,275 shares in 2001..............            2              2
  Paid-in additional capital................................       50,746         48,784
  Retained earnings.........................................      180,537        177,503
  Accumulated other comprehensive loss:
     Cumulative translation adjustment......................      (36,201)       (40,216)
     Unrealized loss on marketable securities...............       (1,292)        (1,112)
                                                               ----------     ----------
  Total accumulated other comprehensive loss................      (37,493)       (41,328)
                                                               ----------     ----------
  Loans to officer used to purchase Common Stock and Limited
     Duration Class B Common Stock..........................       (4,726)        (4,726)
                                                               ----------     ----------
                                                                  189,079        180,247
  Less -- cost of 199,360 and 202,469 shares of Common Stock and 26,937 shares of Limited Duration Class B Common
     Stock held in treasury in 2002 and 2001................       37,869         38,487
                                                               ----------     ----------
Total common stockholders' equity...........................      151,210        141,760
                                                               ----------     ----------
Total liabilities and common stockholders' equity...........   $1,991,810     $1,899,806
                                                               ==========     ==========

---------------

(A) The condensed consolidated balance sheet has been derived from the audited financial statements at that date.



     See accompanying notes to condensed consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                        JUNE 30,                     JUNE 30,
                                               ---------------------------   -------------------------
                                                   2002           2001          2002          2001
                                               ------------   ------------   -----------   -----------
                                                                     (UNAUDITED)
                                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Commissions and fees.........................   $  290,082     $  314,260    $  575,663    $  619,111
Expenses:
  Salaries and employee related expenses.....      190,790        211,054       383,154       416,173
  Office and general expenses................       92,373         93,479       172,642       187,512
                                                ----------     ----------    ----------    ----------
                                                   283,163        304,533       555,796       603,685
                                                ----------     ----------    ----------    ----------
                                                     6,919          9,727        19,867        15,426
Other loss -- net............................       (2,308)        (1,417)       (4,863)       (2,186)
                                                ----------     ----------    ----------    ----------
Income of consolidated companies before taxes
  on income..................................        4,611          8,310        15,004        13,240
Provision for taxes on income................        2,446          4,252         7,127         6,726
                                                ----------     ----------    ----------    ----------
Income of consolidated companies.............        2,165          4,058         7,877         6,514
Minority interest applicable to consolidated
  companies..................................         (804)        (1,572)       (2,651)       (3,486)
Equity in earnings (losses) of
  nonconsolidated affiliated companies.......          309            (59)          758          (356)
                                                ----------     ----------    ----------    ----------
Net income...................................   $    1,670     $    2,427    $    5,984    $    2,672
                                                ==========     ==========    ==========    ==========
Weighted average number of common shares
  outstanding
  Basic......................................    1,247,671      1,236,136     1,247,744     1,237,029
  Diluted....................................    1,385,226      1,371,944     1,383,073     1,372,139
Earnings per common share
  Basic......................................   $     1.26     $     1.89    $     4.46    $     2.16
  Diluted....................................   $     1.16     $     1.73    $     4.08    $     2.00
Dividends per common share...................   $     1.00     $     1.00    $     2.00    $     2.00
                                                ==========     ==========    ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              --------------------------
                                                                 2002           2001
                                                              -----------   ------------
                                                                     (UNAUDITED)
                                                                (IN THOUSANDS, EXCEPT
                                                              SHARE AND PER SHARE DATA)
OPERATING ACTIVITIES
Net income..................................................   $  5,984      $   2,672
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization of fixed assets.............     19,693         21,964
  Amortization of intangibles...............................         --          6,643
  Deferred compensation.....................................      3,972          3,981
  Equity in earnings (loss) of nonconsolidated affiliated
     companies, net of dividends received of $111 in 2002
     and $425 in 2001.......................................       (647)           781
  (Gain) loss from the sale of marketable securities........       (258)         2,486
  Minority interest applicable to consolidated companies....      2,651          3,486
  Restricted stock expense..................................      1,200            791
  Deferred income taxes.....................................     (1,142)        (2,400)
  Changes in operating assets and liabilities...............    (26,364)      (161,950)
                                                               --------      ---------
Net cash provided by (used in) operating activities.........      5,089       (121,546)
INVESTING ACTIVITIES
Purchases of fixed assets...................................    (11,239)       (35,137)
Trust fund deposits.........................................     (1,661)        (2,317)
Decrease (increase) in investments in and advances to
  nonconsolidated affiliated companies......................      1,536           (952)
Proceeds from the sale of marketable securities.............      2,499          3,677
Purchases of investment securities..........................       (112)          (746)
Increase in intangibles, primarily goodwill.................     (6,093)        (9,760)
                                                               --------      ---------
Net cash used in investing activities.......................    (15,070)       (45,235)
FINANCING ACTIVITIES
(Repayments of) net proceeds from short-term borrowings.....     (9,446)        15,916
Common shares acquired for treasury.........................         --           (122)
Cash dividends paid on common shares........................     (2,536)        (2,507)
Cash dividends paid on redeemable Preferred Stock...........       (120)          (120)
Net proceeds (payments for repurchase) from issuance of
  restricted stock..........................................        217            (79)
Proceeds from exercise of stock options.....................      1,164            302
                                                               --------      ---------
Net cash (used in) provided by financing activities.........    (10,721)        13,390
Effect of exchange rate changes on cash.....................     (8,054)           361
                                                               --------      ---------
Decrease in cash and cash equivalents.......................    (28,756)      (153,030)
Cash and cash equivalents at beginning of period............    276,602        309,750
                                                               --------      ---------
Cash and cash equivalents at end of period..................   $247,846      $ 156,720
                                                               ========      =========

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

     2. The financial statements as of June 30, 2002 and for the three months ended June 30, 2002 and 2001 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     3. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

     4. The provision for taxes on income results in an effective tax rate that is greater than the Federal statutory rate principally due to state and local income taxes and an overall effective foreign tax rate in excess of the Federal statutory rate.

     5. As of June 30, 2002 and December 31, 2001, the Company had outstanding 20,000 shares of Series I Preferred Stock, and 5,000 shares each of its Series II and Series III Preferred Stock. The holder of these shares is the Chairman and Chief Executive Officer of the Company. Each share of Preferred Stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock (subject to certain adjustments) upon redemption, less a fixed discount established upon the issuance of the Preferred Stock. The holder of each class of Preferred Stock is entitled to receive cumulative preferential dividends at the annual rate of $0.25 per share, and to participate in dividends on one share of the Common Stock and one share of the Class B Common Stock to the extent such dividends exceed the per share preferential dividend. The redemption date for the Series I, Series II and Series III Preferred Stock is fixed at April 7, 2004.

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

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The following table shows the amounts effecting income used in computing earnings per common share ("EPS") and the weighted average number of shares of dilutive potential common stock:

                                               FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                        JUNE 30,                     JUNE 30,
                                               ---------------------------   -------------------------
                                                   2002           2001          2002          2001
                                               ------------   ------------   -----------   -----------
                                   BASIC EARNINGS PER COMMON SHARE
WEIGHTED AVERAGE SHARES......................    1,247,671      1,236,136     1,247,744     1,237,029
                                                ----------     ----------    ----------    ----------
Net income...................................   $    1,670     $    2,427    $    5,984    $    2,672
Effect of dividend requirements and the
  change in redemption value of redeemable
  preferred stock............................          (99)           (91)         (414)           (3)
                                                ----------     ----------    ----------    ----------
NET EARNINGS USED IN COMPUTATION.............   $    1,571     $    2,336    $    5,570    $    2,669
                                                ----------     ----------    ----------    ----------
PER SHARE AMOUNT.............................   $     1.26     $     1.89    $     4.46    $     2.16
                                                ==========     ==========    ==========    ==========
                                  DILUTED EARNINGS PER COMMON SHARE
Weighted average shares used in the Basic EPS
  calculation................................    1,247,671      1,236,136     1,247,744     1,237,029
Net effect of dilutive stock options and
  stock incentive plans(1)...................       86,427         84,680        84,201        83,982
Assumed conversion of 8.5% convertible
  subordinated debentures....................       51,128         51,128        51,128        51,128
                                                ----------     ----------    ----------    ----------
ADJUSTED WEIGHTED AVERAGE SHARES.............    1,385,226      1,371,944     1,383,073     1,372,139
                                                ----------     ----------    ----------    ----------
Net earnings used in the Basic EPS
  calculation................................   $    1,571     $    2,336    $    5,570    $    2,669
8.5% convertible subordinated debentures
  interest net of income tax effect..........           35             35            72            71
                                                ----------     ----------    ----------    ----------
NET EARNINGS USED IN COMPUTATION.............   $    1,606     $    2,371    $    5,642    $    2,740
                                                ----------     ----------    ----------    ----------
PER SHARE AMOUNT.............................   $     1.16     $     1.73    $     4.08    $     2.00
                                                ==========     ==========    ==========    ==========

---------------

(1) Includes 20,211 shares expected to be issued pursuant to the Senior Management Incentive Plan.

     7. During the second quarter of 2002 and 2001, total comprehensive income amounted to $3,573 and $2,567, respectively, and for the six months ended June 30, 2002 and 2001 total comprehensive income was $9,819 and $1,623, respectively. The difference between net income and total comprehensive income is the result of the change in the translated value of the net assets of the Company's international operations due to the change in value of the United States dollar versus other currencies and the change in fair market value of marketable securities.

     8. The Company is not engaged in more than one industry segment. The Company evaluates performance by geographic region based on profit or loss before income taxes. Prior period information has been reclassified to better reflect the management reporting structure of the Company. Commissions and fees are attributed to the geographic region that generates the billings. Commissions and fees, operating profit, and income (loss) of consolidated companies before taxes on income for the six months ended June 30, 2002 and

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2001, and related identifiable assets at June 30, 2002 and December 31, 2001 are summarized below according to geographic region:

                                                             FOR THE THREE MONTHS ENDED JUNE 30,
                                     -----------------------------------------------------------------------------------
                                        NORTH AMERICA            EUROPE                OTHER            CONSOLIDATED
                                     -------------------   -------------------   -----------------   -------------------
                                       2002       2001       2002       2001      2002      2001       2002       2001
                                     --------   --------   --------   --------   -------   -------   --------   --------
Commissions and fees...............  $135,307   $134,905   $120,880   $142,176   $33,895   $37,179   $290,082   $314,260
                                     --------   --------   --------   --------   -------   -------   --------   --------
    Operating profit (loss)........     6,516        473       (249)     6,074       652     3,180      6,919      9,727
                                     --------   --------   --------   --------   -------   -------   --------   --------
  Income (loss) of consolidated
    companies before taxes on
    income.........................     4,915     (1,511)      (785)     7,525       481     2,296      4,611      8,310
                                     --------   --------   --------   --------   -------   -------   --------   --------

                                                            FOR THE SIX MONTHS ENDED JUNE 30,
                                -----------------------------------------------------------------------------------------
                                   NORTH AMERICA            EUROPE                 OTHER               CONSOLIDATED
                                -------------------   -------------------   -------------------   -----------------------
                                  2002       2001       2002       2001       2002       2001        2002         2001
                                --------   --------   --------   --------   --------   --------   ----------   ----------
Commissions and fees..........  $264,413   $271,990   $247,958   $282,130   $ 63,292   $ 64,991   $  575,663   $  619,111
                                --------   --------   --------   --------   --------   --------   ----------   ----------
Operating profit (loss).......    14,241         97      6,213     15,466       (587)      (137)      19,867       15,426
                                --------   --------   --------   --------   --------   --------   ----------   ----------
Income (loss) of consolidated
  companies before taxes on
  income......................    11,680     (1,820)     4,460     15,764     (1,136)      (704)      15,004       13,240
                                --------   --------   --------   --------   --------   --------   ----------   ----------
Identifiable assets...........  $891,582   $844,817   $897,571   $833,285   $188,867   $207,025    1,978,020    1,885,127
                                --------   --------   --------   --------   --------   --------   ----------   ----------
Investments in and advances to
  non-consolidated affiliated
  companies...................                                                                        13,790       14,679
                                                                                                  ----------   ----------
Total assets..................                                                                    $1,991,810   $1,899,806
                                                                                                  ==========   ==========

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

     The 2001 results on a historical basis do not reflect the provisions of FAS
142. Had the Company adopted FAS 142 on January 1, 2001, the historical net income and basic and diluted net income per common share would have been changed to the adjusted amounts indicated below:

                                                      THREE MONTHS ENDED JUNE 30, 2001
                                             --------------------------------------------------
                                                          BASIC EARNINGS PER   DILUTED EARNINGS
                                             NET INCOME      COMMON SHARE      PER COMMON SHARE
                                             ----------   ------------------   ----------------
Reported net income........................   $ 2,427           $ 1.89              $ 1.73
Goodwill amortization......................     3,315             4.42                4.01
Income tax adjustment......................    (1,477)           (3.09)              (2.81)
                                              -------           ------              ------
Adjusted net income........................   $ 4,265           $ 3.22              $ 2.93
                                              =======           ======              ======

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                       SIX MONTHS ENDED JUNE 30, 2001
                                             --------------------------------------------------
                                                          BASIC EARNINGS PER   DILUTED EARNINGS
                                             NET INCOME      COMMON SHARE      PER COMMON SHARE
                                             ----------   ------------------   ----------------
Reported net income........................   $ 2,672           $ 2.16              $ 2.00
Goodwill amortization......................     6,643             7.27                6.61
Income tax adjustment......................    (2,719)           (4.25)              (3.89)
                                              -------           ------              ------
Adjusted net income........................   $ 6,596           $ 5.18              $ 4.72
                                              =======           ======              ======

     The income tax adjustment reflects the impact of the annual estimated income tax rate without goodwill amortization expense. There will be no tax adjustment for the twelve months ended December 31, 2001.

     In November 2001, the Emerging Issues Task Force, as part of the Financial Accounting Standard Board, issued Topic D-103, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred". This pronouncement provides guidance on the accounting treatment in the income statement for reimbursements received for out-of-pocket expenses incurred, and is effective for all financial reporting periods beginning after December 15, 2001. The Company has adopted, and its revenue recognition policies are in substantial compliance with, the provisions of this pronouncement effective January 1, 2002.

     10. The Company estimates that it will be required to make future payments to acquire additional shares of subsidiary companies or to complete earn-out agreements pursuant to certain acquisition arrangements not reflected as liabilities on its consolidated balance sheet of approximately $60,000. Of such amount, approximately 55% is estimated to be paid from 2005 and beyond and the remainder over the period from 2002 to 2005. The foregoing information is estimated and the actual payments made will be dependent on future events including profit and other performance measures of a number of subject companies, the fulfillment of certain contractual obligations by third parties, the movement of exchange rates, the timing of when the Company or other parties choose to exercise certain contractual rights and other variables.

     11. Since March 2001, the Company has received a number of grand jury subpoenas primarily seeking documents of the Graphic Services Department ("Department") of the Company's New York Division of Grey Worldwide, relating to various vendors doing business with the Department. The subpoenas were issued at the request of the U.S. Department of Justice Antitrust Division.

     In March 2002, the government filed a federal criminal complaint (the "Complaint") against Mr. Mitchell Mosallem, who served as Director of the Department until December 31, 2001. The Complaint alleges that between 1991 and July 2000, Mosallem and other individuals, including employees of the Company, conspired with unnamed vendors doing business with the Department to charge clients of the Company in excess of amounts appropriately chargeable by the vendors for their services by approving vendor invoices that included charges for cost overruns on unrelated work and the cost of certain entertainment or other goods or services provided to Mosallem and other Company employees. The Complaint alleges that in the period February 1998 to July 2000, such unwarranted charges represented some portion of vendor invoices that total approximately $500,000. In May 2002, Mosallem was charged in a federal indictment. The indictment alleges that between 1994 and 2001
Mosallem -- together with two codefendants (a former vendor of the Department and a salesman for an unnamed vendor) -- conspired to restrain trade by rigging bids and allocating contracts for certain graphic services performed for a client of the Company. The indictment also alleges that between 1991 and May 2000, Mosallem -- together with the principal owner of the former vendor and a sales person of that former vendor -- conspired to commit mail fraud by the means outlined in the Complaint previously filed against Mosallem. The government also has indicated that it is examining whether there is Company responsibility in this matter. The Company has been cooperating with the government's investigation. In February 2002, the Company hired from outside the Company a new Director of the

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Department, who is actively engaged in reviewing all policies and procedures of the Department and its relationships with all vendors. In addition, Deloitte & Touche has been retained on behalf of the Company to conduct a comprehensive review of the Department, to recommend improved policies and procedures, and to assist in the determination of remedial action as appropriate.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                              RESULTS OF OPERATION

RESULTS OF OPERATIONS

     Commissions and fees ("gross income") decreased 7.7% during the second quarter of 2002 and 7.0% during the six months ended June 30, 2002 when compared to the same periods in 2001. Absent exchange rate fluctuations, gross income decreased 6.9% and 6.1%, respectively, in the three and six months ended June 30, 2002 when compared to the same periods in 2001. In the second quarters of 2002 and 2001, respectively, 46.6% and 42.9% of consolidated gross income was attributable to the North American operations and 53.4% and 57.1% to international operations. In the second quarter of 2002 and the first six months of 2002, gross income from operations in North America increased 0.3% and decreased 2.8%, respectively, versus the respective prior period. Gross income from international operations decreased 13.7% (12.3% absent exchange rate fluctuations) during the second quarter and decreased 10.3% (8.7% absent exchange rate fluctuations) during the first six months when compared to the same periods in 2001. The gross international income decrease was centered on the Company's European operations which declined 15.0% during the second quarter (14.1% absent exchange rate fluctuations) and 12.1% during the six months ended (11.5% absent exchange rate fluctuation) when compared to the same periods in 2001. In Europe, particularly in Northern Europe, results were affected by the generally slow economic conditions, coupled with losses of selected local clients, and weakness in a number of advertising categories including telephony. Comparisons were also affected by the closure or disposal of certain business units in 2001.

     Salaries and employee related expenses decreased 9.6% in the second quarter of 2002 and 7.9% for the first six months of 2002. Office and general expenses decreased 1.2% in the second quarter and 7.9% for the six months ended June 30, 2002. The decrease in operating expenses is the result of staff cuts and cost containment effected in 2001 offset somewhat by continuing costs associated with reducing staff further in a number of markets in connection with declines in gross income. Office and general expenses were lower, in part, by the absence of goodwill amortization expense of $3,315 and $6,643, respectively, for the three and six months ended June 30, 2002, as well as the effect of the disposition of real estate in the fourth quarter of 2001. Office and general expenses during the first half of the year also included $4,000 for professional fees incurred and accruable costs in connection with the investigation mentioned in Item 1 in the Other Information section and below in the section of this report entitled "Legal Proceedings".

     Inflation did not have a material effect on gross income or expenses during 2002 or 2001.

     Other loss-net increased by $891 and $2,677, respectively, during the second quarter and for the first six months of 2002 primarily as the result of reduced interest income due to lower interest earned on invested funds.

     Minority interest applicable to consolidated companies decreased by $768 during the second quarter of 2002 and decreased by $835 for the six months ended June 30, 2002 as compared to the respective prior periods. Equity in earnings of nonconsolidated affiliated companies increased by $368 during the second quarter of 2002 and increased $1,114 during the six months ended June 30, 2002 when compared to the same periods in 2001. The fluctuations are primarily due to changes in the level of profits of majority-owned companies and of nonconsolidated affiliated companies.

     The effective tax rate is 53.1% for the second quarter of 2002 versus 51.2% in the same period in 2001 and 47.5% for the first six months of 2002 versus 50.8% in the same period in 2001. The increase in the second quarter is due principally to a heavier concentration of pre-tax income in jurisdictions with higher tax rates and the absence of recognizable tax benefits for accounting purposes of losses in certain countries. The decrease for the six months ended June 30, 2002 is due, in large part, to lower effective tax rates resulting primarily from the absence of generally non-deductible goodwill amortization expense.

     Net income was $1,670 in the second quarter of 2002 and $5,984 for the first six months of 2002 as compared to net income of $2,427 and $2,672 in the respective prior periods. Basic and diluted earnings per common share for the second quarter of 2002 were $1.26 and $1.16, respectively, and for the first six months of

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                      RESULTS OF OPERATION -- (CONTINUED)

2002 were $4.46 and $4.08, respectively. Basic and diluted earnings per common share for the second quarter of 2001 were $1.89 and $1.73, respectively, and for the first six months of 2001 were $2.16 and $2.00, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased by $28,756 from $276,602 at December 31, 2001 to $247,846 at June 30, 2002. The working capital deficit increased to $107,219 at June 30, 2002, versus a deficit of $91,518 at December 31, 2001. The decrease in cash and cash equivalents is, primarily, attributable to the timing of collections of accounts receivable and billing of expenses to clients versus payments to trade vendors. The decrease in working capital is primarily due to the expected settlement of an obligation in the first quarter of 2003 related to an acquisition made in a previous year which was recognized as a current liability earlier this year.

     Domestically, the Company has committed bank lines of credit totaling $90,000 at both December 31, 2001 and June 30, 2002. These lines of credit were partially utilized during the six months ended June 30, 2002 and 2001 to secure obligations of selected foreign subsidiaries. There was $18,100 and $18,300 outstanding under these credit lines as of June 30, 2002 and December 31, 2001, respectively. Additionally, these lines of credit may be used to secure borrowings in other foreign subsidiaries. Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. There was $51,600 and $62,400 outstanding at June 30, 2002 and December 31, 2001, respectively. The changes in the level of short-term borrowing and bank overdrafts are primarily due to the timing differences on the payments to media and other vendors.

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

     The loans and the availability of the Company's committed lines of credit contain certain covenants related to the Company's capital, debt load and cash flow. As of June 30, 2002 and December 31, 2001, the Company was in compliance with these covenants. The total interest expense related to the Company's borrowings for the six months ended June 30, 2002 and 2001 was $7,700 and $8,900, respectively.

CRITICAL ACCOUNTING POLICIES

     The Company's discussion and analysis of financial condition and results from operations are based on the condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                      RESULTS OF OPERATION -- (CONTINUED)

date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company's critical accounting policies include:

  REVENUE RECOGNITION

     Income derived from advertising placed with media is generally recognized based upon the publication or broadcast dates. Income resulting from expenditures billable to clients is generally recognized when the service is performed and billed. Media income and income resulting from expenditures billable to clients is clearly defined and determinable. Labor based income is recognized in the month of service as service is provided throughout the life of each contract. At the end of the reporting period, labor based contracts are reviewed to determine amounts earned and amounts collectible from such earned amounts for the purposes of recognizing revenue amounts appropriate for the period.

  IMPAIRMENT OF INTANGIBLES

     The Company assesses the fair value and recoverability of intangible assets, primarily goodwill, in accordance with Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets. When assessing impairment, the carrying value of goodwill is compared to the fair value of the business units holding the goodwill at a regional level: North America, Europe, Asia and Latin America. The excess of carrying value over fair value is deemed to be impaired and written-off. The Company has completed the transitional and annual impairment tests of goodwill and intangible assets with indefinite lives as of March 31, 2002, and no impairment was noted.

  DEFERRED TAXES

     The Company recognizes deferred taxes based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The net deferred tax assets are regularly reviewed for recoverability and a valuation allowance is established, based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. At June 30, 2002 and December 31, 2001, the Company had $46,700 and $45,600, respectively, of deferred tax assets net of a valuation reserve of $27,300, in both 2002 and 2001, which it believes to be appropriate.

FORWARD LOOKING STATEMENTS

     In connection with the provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company may include Forward Looking Statements (as defined in the Reform Act) in oral or written public statements issued by or on behalf of the Company. These Forward Looking Statements may include, among other things, plans, objectives, projections, anticipated future economic performance or assumptions and the like that are subject to risks and uncertainties. As such, actual results or outcomes may differ materially from those discussed in the Forward Looking Statements. Important factors which may cause actual results to differ, include but are not limited to the following: the unanticipated loss of a material client or key personnel, delays or reductions in client budgets, shifts in industry rates or methods of compensation, consolidation of client businesses, government compliance costs or litigation, unanticipated natural disasters, terrorist acts, changes in the general economic conditions that affect interest rates and/or consumer spending both in the U.S. and the international markets in which the Company operates, unanticipated expenses, client preferences which can be affected by competition and the ability to project risk factors which may vary.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Since March 2001, the Company has received a number of grand jury subpoenas primarily seeking documents of the Graphic Services Department ("Department") of the Company's New York Division of Grey Worldwide, relating to various vendors doing business with the Department. The subpoenas were issued at the request of the U.S. Department of Justice Antitrust Division.

     In March 2002, the government filed a federal criminal complaint (the "Complaint") against Mr. Mitchell Mosallem, who served as Director of the Department until December 31, 2001. The Complaint alleges that between 1991 and July 2000, Mosallem and other individuals, including employees of the Company, conspired with unnamed vendors doing business with the Department to charge clients of the Company in excess of amounts appropriately chargeable by the vendors for their services by approving vendor invoices that included charges for cost overruns on unrelated work and the cost of certain entertainment or other goods or services provided to Mosallem and other Company employees. The Complaint alleges that in the period February 1998 to July 2000, such unwarranted charges represented some portion of vendor invoices that total approximately $500,000. In May 2002, Mosallem was charged in a federal indictment. The indictment alleges that between 1994 and 2001
Mosallem -- together with two codefendants (a former vendor of the Department and a salesman for an unnamed vendor) -- conspired to restrain trade by rigging bids and allocating contracts for certain graphic services performed for a client of the Company. The indictment also alleges that between 1991 and May 2000, Mosallem -- together with the principal owner of the former vendor and a sales person of that former vendor -- conspired to commit mail fraud by the means outlined in the Complaint previously filed against Mosallem. The government also has indicated that it is examining whether there is Company responsibility in this matter. The Company has been cooperating with the government's investigation. In February 2002, the Company hired from outside the Company a new Director of the Department, who is actively engaged in reviewing all policies and procedures of the Department and its relationships with all vendors. In addition, Deloitte & Touche has been retained on behalf of the Company to conduct a comprehensive review of the Department, to recommend improved policies and procedures, and to assist in the determination of remedial action as appropriate.

     In the Company's judgment, it is not involved in any other material pending proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: Reference is made to the Index annexed hereto and made a part hereof.

     (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended June 30, 2002.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GREY GLOBAL GROUP INC.
                                          (Registrant)

                                          By:     /s/ STEVEN G. FELSHER
                                            ------------------------------------
                                                     Steven G. Felsher,
                                                       Vice Chairman
                                                  Chief Financial Officer
                                                  Secretary and Treasurer
                                                 (Duly Authorized Officer)

Dated: August 14, 2002

                                          By:    /s/ LESTER M. FEINTUCK
                                            ------------------------------------
                                                    Lester M. Feintuck,
                                                   Senior Vice President
                                                Chief Financial Officer U.S.
                                                          Controller
                                                 (Chief Accounting Officer)

Dated: August 14, 2002

                               INDEX TO EXHIBITS

NUMBER ASSIGNED TO
EXHIBIT (I.E. 601 OF
REGULATION S-K)             TABLE OF ITEM 601 EXHIBITS DESCRIPTION OF EXHIBITS
--------------------        --------------------------------------------------
        10.26          Certification of CEO and CFO Pursuant to 18 U.S.C. Section
                       1350, as Adopted Pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002