Form 10-Q
period 2002-09-30
GREY GLOBAL GROUP INC
filed 2002-11-13
CIK 43952

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

       FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

     As of October 31, 2002, the total number of shares outstanding of Registrant's Common Stock, par value $0.01 per share ("Common Stock"), was 1,066,872 and of Registrant's Limited Duration Class B Common Stock, par value $0.01 per share ("Class B Common Stock"), was 210,141.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             GREY GLOBAL GROUP INC.

                     AND CONSOLIDATED SUBSIDIARY COMPANIES

                                     INDEX

                                                               PAGE
                                                               NO.
                                                               ----
Financial Statements:
  Condensed Consolidated Balance Sheets.....................     2
  Condensed Consolidated Statements of Operations...........     3
  Condensed Consolidated Statements of Cash Flows...........     4
  Notes to Condensed Consolidated Financial Statements......     5
Management's Discussion and Analysis of Financial Condition
  and Results of Operations.................................    10
Other Information...........................................    14
Signatures..................................................    15
Index to Exhibits...........................................    18

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002          2001(A)
                                                              -------------   ------------
                                                               (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                  AND PER SHARE DATA)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................   $  261,952      $  276,602
  Marketable securities.....................................          970           1,260
  Accounts receivable.......................................    1,003,580         950,925
  Expenditures billable to clients..........................      100,057          77,293
  Other current assets......................................      113,985          99,949
                                                               ----------      ----------
Total current assets........................................    1,480,544       1,406,029
Investments in and advances to nonconsolidated affiliated
  companies.................................................       14,847          14,679
Fixed assets -- at cost, less accumulated depreciation of
  $201,663 in 2002 and $184,720 in 2001.....................      144,274         155,249
Marketable securities.......................................        6,120           9,861
Intangibles -- net of accumulated amortization of $76,255 in
  2002 and 2001.............................................      238,263         211,812
Other assets -- including loans to executive officers of
  $5,047 in 2002 and $5,247 in 2001.........................      111,045         102,176
                                                               ----------      ----------
Total assets................................................   $1,995,093      $1,899,806
                                                               ==========      ==========
                       LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $1,244,886      $1,165,958
  Notes payable to banks....................................       66,567          80,789
  Accrued expenses and other................................      272,898         226,412
  Income taxes payable......................................       12,842          24,388
                                                               ----------      ----------
Total current liabilities...................................    1,597,193       1,497,547
Other liabilities, including deferred compensation of
  $54,813 in 2002 and $52,856 in 2001.......................       81,646         102,141
Long-term debt..............................................      128,025         128,025
Minority interest...........................................       20,822          22,153
Redeemable Preferred Stock -- at redemption value; par value
  $0.01 per share; authorized 500,000 shares; issued and
  outstanding 30,000 shares in 2002 and 2001................        8,780           8,180
Common stockholders' equity:
  Common Stock -- par value $0.01 per share; authorized
    50,000,000 shares; issued 1,263,147 shares in 2002 and
    1,244,603 shares in 2001................................           13              12
  Limited Duration Class B Common Stock -- par value $0.01
    per share; authorized 10,000,000 shares; issued 237,113
    shares in 2002 and 248,275 shares in 2001...............            2               2
  Paid-in additional capital................................       51,027          48,784
  Retained earnings.........................................      181,648         177,503
  Accumulated other comprehensive loss:
    Cumulative translation adjustment.......................      (30,751)        (40,216)
    Unrealized loss on marketable securities................       (1,158)         (1,112)
                                                               ----------      ----------
  Total accumulated other comprehensive loss................      (31,909)        (41,328)
                                                               ----------      ----------
  Loans to officer used to purchase Common Stock and Limited
    Duration Class B Common Stock...........................       (4,726)         (4,726)
                                                               ----------      ----------
                                                                  196,055         180,247
  Less -- cost of 196,310 and 202,469 shares of Common Stock and 26,937 shares of Limited Duration Class B Common
    Stock held in treasury in 2002 and 2001.................       37,428          38,487
                                                               ----------      ----------
Total common stockholders' equity...........................      158,627         141,760
                                                               ----------      ----------
Total liabilities and common stockholders' equity...........   $1,995,093      $1,899,806
                                                               ==========      ==========

---------------

(A) The condensed consolidated balance sheet has been derived from the audited financial statements at that date.
     See accompanying notes to condensed consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                FOR THE THREE MONTHS     FOR THE NINE MONTHS ENDED
                                                 ENDED SEPTEMBER 30,           SEPTEMBER 30,
                                               -----------------------   -------------------------
                                                  2002         2001         2002          2001
                                               ----------   ----------   -----------   -----------
                                                                   (UNAUDITED)
                                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Commissions and fees.........................  $  290,441   $  295,964   $  866,104    $  915,075
Expenses:
  Salaries and employee related expenses.....     192,037      196,781      575,191       612,954
  Office and general expenses................      89,995       92,538      262,637       280,050
                                               ----------   ----------   ----------    ----------
                                                  282,032      289,319      837,828       893,004
                                               ----------   ----------   ----------    ----------
                                                    8,409        6,645       28,276        22,071
Other expense -- net.........................      (2,396)      (2,285)      (7,259)       (4,471)
                                               ----------   ----------   ----------    ----------
Income of consolidated companies before taxes
  on income..................................       6,013        4,360       21,017        17,600
Provision for taxes on income................       3,151        2,076       10,278         8,802
                                               ----------   ----------   ----------    ----------
Income of consolidated companies.............       2,862        2,284       10,739         8,798
Minority interest applicable to consolidated
  companies..................................        (595)        (537)      (3,246)       (4,023)
Equity in earnings (losses) of
  nonconsolidated affiliated companies.......         488         (237)       1,246          (593)
                                               ----------   ----------   ----------    ----------
Net income...................................  $    2,755   $    1,510   $    8,739    $    4,182
                                               ==========   ==========   ==========    ==========
Weighted average number of common shares
  outstanding
  Basic......................................   1,244,686    1,238,575    1,246,740     1,236,575
  Diluted....................................   1,377,518    1,369,988    1,381,952     1,373,799
Earnings per common share
  Basic......................................  $     1.92   $     1.33   $     6.38    $     3.50
  Diluted....................................  $     1.76   $     1.23   $     5.84    $     3.22
Dividends per common share...................  $     1.00   $     1.00   $     3.00    $     3.00
                                               ==========   ==========   ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ----------------------------
                                                                 2002             2001
                                                              -----------     ------------
                                                                      (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                  AND PER SHARE DATA)
OPERATING ACTIVITIES
Net income..................................................   $  8,739        $   4,182
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization of fixed assets.............     29,849           32,728
  Amortization of intangibles...............................         --           10,708
  Deferred compensation.....................................      3,872            5,100
  Equity in (loss) earnings of non-consolidated affiliated
     companies, net of dividends received of $448 in 2002
     and $1,343 in 2001.....................................       (798)           1,936
  Loss from the sale of marketable securities...............        348            1,498
  Loss on the write-down of marketable securities...........        648               --
  Minority interest applicable to consolidated companies....      3,246            4,023
  Restricted stock expense..................................      1,935            1,252
  Deferred income taxes.....................................     (1,713)          (3,600)
  Changes in operating assets and liabilities...............     (7,177)        (161,537)
                                                               --------        ---------
Net cash provided by (used in) operating activities.........     38,949         (103,710)
INVESTING ACTIVITIES
Purchases of fixed assets...................................    (20,292)         (47,630)
Trust fund deposits.........................................     (2,562)          (3,217)
Decrease in investments in and advances to nonconsolidated
  affiliated companies......................................        630              712
Proceeds from the sale of marketable securities.............      3,224            4,189
Purchases of investment securities..........................       (112)          (1,032)
Increase in intangibles, primarily goodwill.................    (15,451)         (10,152)
                                                               --------        ---------
Net cash used in investing activities.......................    (34,563)         (57,130)
FINANCING ACTIVITIES
(Repayments of) net proceeds from short-term borrowings.....    (19,821)          13,125
Common shares acquired for treasury.........................         --             (122)
Cash dividends paid on common shares........................     (3,813)          (3,765)
Cash dividends paid on redeemable Preferred Stock...........       (180)            (180)
Net proceeds from issuance of restricted stock..............        198               91
Proceeds from exercise of stock options.....................      1,169              505
                                                               --------        ---------
Net cash (used in) provided by financing activities.........    (22,447)           9,654
Effect of exchange rate changes on cash.....................      3,412           (1,059)
                                                               --------        ---------
Decrease in cash and cash equivalents.......................    (14,650)        (152,245)
Cash and cash equivalents at beginning of period............    276,602          309,750
                                                               --------        ---------
Cash and cash equivalents at end of period..................   $261,952        $ 157,505
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

2. The financial statements as of September 30, 2002, and for the three and nine months ended September 30, 2002 and 2001 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

3. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

4. The provision for taxes on income results in an effective tax rate that is greater than the Federal statutory rate principally due to state and local income taxes and an overall effective foreign tax rate in excess of the Federal statutory rate.

5. As of September 30, 2002 and December 31, 2001, the Company had outstanding 20,000 shares of Series I Preferred Stock, and 5,000 shares each of its Series II and Series III Preferred Stock. The holder of these shares is the Chairman and Chief Executive Officer of the Company. Each share of Preferred Stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock (subject to certain adjustments) upon redemption, less a fixed discount established upon the issuance of the Preferred Stock. The holder of each class of Preferred Stock is entitled to receive cumulative preferential dividends at the annual rate of $.25 per share, and to participate in dividends on one share of the Common Stock and one share of the Class B Common Stock to the extent such dividends exceed the per share preferential dividend. The redemption date for the Series I, Series II and Series III Preferred Stock is fixed at April 7, 2004.

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

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The following table shows the amounts affecting income used in computing earnings per common share ("EPS") and the weighted average number of shares of dilutive potential common stock:

                                       FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                              SEPTEMBER 30,                SEPTEMBER 30,
                                       ---------------------------   -------------------------
                                           2002           2001          2002          2001
                                       ------------   ------------   -----------   -----------
BASIC EARNINGS PER COMMON SHARE
WEIGHTED AVERAGE SHARES..............    1,244,686      1,238,575     1,246,740     1,236,575
                                        ----------     ----------    ----------    ----------
Net income...........................   $    2,755     $    1,510    $    8,739    $    4,182
Effect of dividend requirements and
  the change in redemption value of
  redeemable preferred stock.........         (366)           143          (780)          140
                                        ----------     ----------    ----------    ----------
NET EARNINGS USED IN COMPUTATION.....   $    2,389     $    1,653    $    7,959    $    4,322
                                        ----------     ----------    ----------    ----------
PER SHARE AMOUNT.....................   $     1.92     $     1.33    $     6.38    $     3.50
                                        ==========     ==========    ==========    ==========
DILUTED EARNINGS PER COMMON SHARE
Weighted average shares used in the
  Basic EPS calculation..............    1,244,686      1,238,575     1,246,740     1,236,575
Net effect of dilutive stock options
  and stock incentive plans(1).......       81,704         80,285        84,084        86,096
Assumed conversion of 8.5%
  convertible subordinated
  debentures.........................       51,128         51,128        51,128        51,128
                                        ----------     ----------    ----------    ----------
ADJUSTED WEIGHTED AVERAGE SHARES.....    1,377,518      1,369,988     1,381,952     1,373,799
                                        ----------     ----------    ----------    ----------
Net earnings used in the Basic EPS
  calculation........................   $    2,389     $    1,653    $    7,959    $    4,322
8.5% convertible subordinated
  debentures interest net of income
  tax effect.........................           36             35           107           106
                                        ----------     ----------    ----------    ----------
NET EARNINGS USED IN COMPUTATION.....   $    2,425     $    1,688    $    8,066    $    4,428
                                        ----------     ----------    ----------    ----------
PER SHARE AMOUNT.....................   $     1.76     $     1.23    $     5.84    $     3.22
                                        ==========     ==========    ==========    ==========

---------------

(1) Includes 20,211 shares expected to be issued pursuant to the Senior Management Incentive Plan.

7. During the third quarter of 2002 and 2001, total comprehensive income amounted to $8,339 and total comprehensive loss amounted to $2,280, respectively, and for the nine months ended September 30, 2002 and 2001 total comprehensive income was $18,158 and $655, respectively. The difference between net income and total comprehensive income is the result of the change in the translated value of the net assets of the Company's international operations due to the change in value of the United States dollar versus other currencies and the change in fair market value of marketable securities.

8. The Company is not engaged in more than one industry segment. The Company evaluates performance by geographic region based on profit or loss before income taxes. Prior period information has been reclassified to better reflect the management reporting structure of the Company. Commissions and fees are attributed to the geographic region that generates the billings. Commissions and fees, operating profit, and income (loss) of consolidated companies before taxes on income for the nine months ended

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

    September 30, 2002 and 2001, and related identifiable assets at September 30, 2002 and December 31, 2001 are summarized below according to geographic region:

                                               FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                       -----------------------------------------------------------------------------------------
                          NORTH AMERICA            EUROPE                 OTHER               CONSOLIDATED
                       -------------------   -------------------   -------------------   -----------------------
                         2002       2001       2002       2001       2002       2001        2002         2001
                       --------   --------   --------   --------   --------   --------   ----------   ----------
Commissions and
  fees...............  $142,119   $128,186   $121,280   $130,178   $ 27,042   $ 37,600   $  290,441   $  295,964
                       --------   --------   --------   --------   --------   --------   ----------   ----------
Operating profit
  (loss).............    12,237      6,362     (4,017)    (2,312)       189      2,595        8,409        6,645
                       --------   --------   --------   --------   --------   --------   ----------   ----------
Income (loss) of
  consolidated
  companies before
  taxes on income....    10,305      4,318     (4,473)    (2,462)       181      2,504        6,013        4,360
                       --------   --------   --------   --------   --------   --------   ----------   ----------
                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                       -----------------------------------------------------------------------------------------
                          NORTH AMERICA            EUROPE                 OTHER               CONSOLIDATED
                       -------------------   -------------------   -------------------   -----------------------
                         2002       2001       2002       2001       2002       2001        2002         2001
                       --------   --------   --------   --------   --------   --------   ----------   ----------
Commissions and
  fees...............  $406,532   $400,176   $369,238   $412,308   $ 90,334   $102,591   $  866,104   $  915,075
                       --------   --------   --------   --------   --------   --------   ----------   ----------
Operating profit
  (loss).............    26,478      6,459      2,196     13,154       (398)     2,458       28,276       22,071
                       --------   --------   --------   --------   --------   --------   ----------   ----------
Income (loss) of
  consolidated
  companies before
  taxes on income....    21,985      2,498        (13)    13,302       (955)     1,800       21,017       17,600
                       --------   --------   --------   --------   --------   --------   ----------   ----------
Identifiable assets..  $853,664   $844,817   $937,799   $833,285   $188,783   $207,025    1,980,246    1,885,127
                       --------   --------   --------   --------   --------   --------
Investments in and
  advances to non-
  consolidated
  affiliated
  companies..........                                                                        14,847       14,679
                                                                                         ----------   ----------
Total assets.........                                                                    $1,995,093   $1,899,806
                                                                                         ==========   ==========

9. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets. FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets, with definite lives, will continue to be amortized over their useful lives. The standard requires a transitional impairment test of these assets within nine months of the date of adoption and an annual impairment test thereafter. The Company completed the transitional and annual impairment tests of goodwill and intangible assets with indefinite lives as of March 31, 2002, and no impairment was noted.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

    The 2001 results on a historical basis do not reflect the provisions of FAS
    142. Had the Company adopted FAS 142 on January 1, 2001, the historical net income and basic and diluted net income per common share would have been changed to the adjusted amounts indicated below:

                                           THREE MONTHS ENDED SEPTEMBER 30, 2001
                                     --------------------------------------------------
                                                                       DILUTED EARNINGS
                                                  BASIC EARNINGS PER      PER COMMON
                                     NET INCOME      COMMON SHARE           SHARE
                                     ----------   ------------------   ----------------
Reported net income................   $ 1,510           $ 1.33              $ 1.23
Goodwill amortization..............     4,065             4.20                3.83
Income tax adjustment..............    (2,322)           (3.01)              (2.75)
                                      -------           ------              ------
Adjusted net income................   $ 3,253           $ 2.52              $ 2.31
                                      =======           ======              ======
                                            NINE MONTHS ENDED SEPTEMBER 30, 2001
                                     --------------------------------------------------
                                                                       DILUTED EARNINGS
                                                  BASIC EARNINGS PER      PER COMMON
                                     NET INCOME      COMMON SHARE           SHARE
                                     ----------   ------------------   ----------------
Reported net income................   $ 4,182           $ 3.50              $ 3.22
Goodwill amortization..............    10,708            11.74               10.65
Income tax adjustment..............    (5,041)           (7.38)              (6.72)
                                      -------           ------              ------
Adjusted net income................   $ 9,849           $ 7.86              $ 7.15
                                      =======           ======              ======

   The income tax adjustment reflects the impact of the annual estimated income tax rate without goodwill amortization expense. There will be no tax adjustment for the twelve months ended December 31, 2001.

    In April 2001, the Emerging Issues Task Force, as part of the Financial Accounting Standard Board, issued Topic D-96, "Accounting for Management Fees Based on a Formula". This pronouncement provides guidance on revenue recognition under arrangements that contain performance-based incentive fees that are not finalized until the end of a period of time specified in the arrangement and gives the Company the option to recognize the related revenue at the end of the contract year or alternatively recognize revenue due at any point in time as if the contract were terminated at the given reporting period. The Company has adopted the provisions of this pronouncement effective January 1, 2002 and has elected to record income generally at the end of a contract period when the amount to be received is certain.

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

10. The Company estimates that it will be required to make future payments to acquire additional shares of subsidiary companies or to complete earn-out agreements pursuant to certain acquisition arrangements not reflected as liabilities on its consolidated balance sheet of approximately $54,200. Of such amount, approximately 44% is estimated to be paid from 2005 and beyond and the remainder over the period from 2002 to 2005. The foregoing information is estimated and the actual payments made will be dependent on future events including profit and other performance measures of a number of subject companies, the fulfillment and amendment of certain contractual obligations by third parties, the movement of exchange

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     rates, the timing of when the Company or other parties choose to exercise certain contractual rights and other variables.

11. Since March 2001, the Company received a number of grand jury subpoenas primarily seeking documents of the Graphic Services Department ("Department") of the Company's New York Division of Grey Worldwide, relating to various vendors doing business with the Department. The subpoenas were issued at the request of the U.S. Department of Justice Antitrust Division. In March 2002, the government filed a federal criminal complaint (the "Complaint") against Mr. Mitchell Mosallem, who served as Director of the Department until December 31, 200l. The Complaint alleges that between 1991 and July 2000, Mosallem and other individuals, including employees of the Company, conspired with unnamed vendors doing business with the Department to charge clients of the Company in excess of amounts appropriately chargeable by the vendors for their services by approving vendor invoices that included charges for cost overruns on unrelated work and the cost of certain entertainment or other goods or services provided to Mosallem and other Company employees. The Complaint alleges that in the period February 1998 to July 2000, such unwarranted charges represented some portion of vendor invoices that total approximately $500. In May 2002, Mosallem was charged in a federal indictment. The indictment alleges that between 1994 and 2001 Mosallem -- together with two codefendants (a former vendor to the Department and a sales person for an unnamed vendor) -- conspired to restrain trade by rigging bids and allocating contracts for certain graphic services performed for a client of the Company. The indictment also alleges that between 1991 and May 2000, Mosallem -- together with the principal owner of the former vendor and a sales person of that former vendor -- conspired to commit mail fraud by the means outlined in the Complaint previously filed against Mosallem. In September 2002, additional mail fraud charges were added to the indictment alleging that Mosallem conspired to defraud the Company and its clients by receiving kickbacks from former vendors to the Department. In addition, in October 2002, Mr. Joseph Pannacione, a former manager in the Department who served under Mosallem, pleaded guilty to federal mail fraud charges similar to those alleged against Mosallem. Several individuals associated with former vendors to the Department have pleaded guilty to federal charges relating to the allegations with respect to Mosallem and Pannacione. The government also has indicated that it is examining whether there is Company responsibility in this matter. The Company has been cooperating with the government's investigation. In February 2002, the Company hired from outside the Company a new Director of the Department, who is actively engaged in reviewing all policies and procedures of the Department and its relationships with all vendors. In addition, Deloitte & Touche has been retained on behalf of the Company to conduct a comprehensive review of the Department, to recommend improved policies and procedures, and to assist in the determination of remedial action as appropriate.

                                     PART I

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                             RESULTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

ITEM 2.  RESULTS OF OPERATIONS

     Commissions and fees ("gross income") decreased 1.9% during the third quarter of 2002 and 5.4% during the nine months ended September 30, 2002 when compared to the same periods in 2001. Absent exchange rate fluctuations, gross income decreased 3.5% and 5.3%, respectively, in the three and nine months ended September 30, 2002 when compared to the same periods in 2001. In the third quarters of 2002 and 2001, respectively, 48.9% and 43.3% of consolidated gross income was attributable to the North American operations and 51.1% and 56.7% to international operations. In the third quarter of 2002 and the first nine months of 2002, gross income from operations in North America increased 10.9% and 1.6%, respectively, versus the respective prior periods. Gross income from international operations decreased 11.6% (14.5% absent exchange rate fluctuations) during the third quarter and decreased 10.7% (5.3% absent exchange rate fluctuations) during the first nine months when compared to the same periods in 2001. The gross international income decrease was centered on the Company's European operations which declined 6.8% during the third quarter (12.4% absent exchange rate fluctuations) and 10.4% during the nine months ended (11.8% absent exchange rate fluctuation) and on the Latin American operations in the third quarter which decreased by 49.11% (30.45% absent exchange rate fluctuations) when compared to the same periods in 2001. In Europe, particularly in Northern Europe, results were affected by the generally slow economic conditions, coupled with losses of selected local clients, and weakness in a number of advertising categories including telephony. Comparisons are also affected by the closure or disposal of certain business units in 2001.

     Salaries and employee related expenses decreased 2.4% in the third quarter of 2002 and 6.2% for the first nine months of 2002. Office and general expenses decreased 2.7% in the third quarter and 6.2% for the nine months ended September 30, 2002. The decrease in operating expenses is the result of staff cuts and cost containment effected in 2001 offset somewhat by continuing costs associated with reducing staff further in a number of markets in connection with declines in gross income. Office and general expenses were lower, in part, by the absence of goodwill amortization expense of $4,065 and $10,708, respectively, for the three and nine months ended September 30, 2002, as well as the effect of the disposition of real estate in the fourth quarter of 2001. Office and general expenses during the first nine months of 2002 also included $5,049 for professional fees incurred and accruable costs in connection with the investigation mentioned in Item 1 in the Other Information section and below in the section of this report entitled "Legal Proceedings".

     Inflation did not have a material effect on gross income or expenses during 2002 or 2001.

     Other expense-net increased by $111 and $2,788, respectively, during the third quarter and for the first nine months of 2002 primarily as the result of reduced interest income due to lower interest earned on invested funds.

     Minority interest applicable to consolidated companies increased by $58 during the third quarter of 2002 and decreased by $777 for the nine months ended September 30, 2002 as compared to the respective prior periods. Equity in earnings of nonconsolidated affiliated companies increased by $725 during the third quarter of 2002 and increased $1,839, during the nine months ended September 30, 2002 when compared to the same periods in 2001. The fluctuations are primarily due to changes in the level of profits of majority-owned companies and of nonconsolidated affiliated companies.

     The effective tax rate is 52.4% for the third quarter of 2002 versus 47.6% in the same period in 2001 and 48.9% and 50.0%, respectively, for the first nine months of 2002 and 2001. The increase in the third quarter is due principally to a heavier concentration of pre-tax income in jurisdictions with higher effective tax rates as well as currently non-recognizable tax benefits, attributable to losses in certain countries.

     Net income was $2,755 in the third quarter of 2002 and $8,739 for the first nine months of 2002 as compared to net income of $1,510 and $4,182 in the respective prior periods. Basic and diluted earnings per

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                      RESULTS OF OPERATIONS -- (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

common share for the third quarter of 2002 were $1.92 and $1.76, respectively, and for the first nine months of 2002 were $6.38 and $5.83, respectively. Basic and diluted earnings per common share for the third quarter of 2001 were $1.33 and $1.23, respectively, and for the first nine months of 2001 were $3.50 and $3.22, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased by $14,650 from $276,602 at December 31, 2001 to $261,952 at September 30, 2002. The working capital deficit increased to $116,649 at September 30, 2002, versus a deficit of $91,518 at December 31, 2001. The decrease in cash and cash equivalents is, primarily, attributable to the timing of collections of accounts receivable and billing of expenses to clients versus payments to trade vendors. The decrease in working capital is primarily due to the expected settlement of an obligation in the first quarter of 2003 related to an acquisition made in a previous year which was reclassified from a long-term liability to a current liability earlier this year.

     Domestically, the Company has a short-term committed bank line of credit in the amount of $90,000 at both December 31, 2001 and September 30, 2002, which is renewable annually. This line of credit was partially utilized during the nine months ended September 30, 2002 and 2001. There was $19,900 and $18,300 outstanding under this credit line as of September 30, 2002 and December 31, 2001, respectively. Additionally, this line of credit may be used to secure borrowings in other foreign subsidiaries. Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. There was $46,667 and $62,400 outstanding at September 30, 2002 and December 31, 2001, respectively. The changes in the level of short-term borrowing and bank overdrafts are primarily due to the timing differences on the payments to media and other vendors.

     A significant part of the Company's business practice is the purchase of media time and space in many markets from various media suppliers. Consistent with industry practices, in a number of countries, the Company from time to time, directly or through a local media buying operation, is required to guarantee payment to the media suppliers in the form of performance bonds, letters of credit or other similar financial instruments which relate to liabilities shown in the Accounts Payable section of the Condensed Consolidated Balance Sheet. In addition, from time to time, the Company may guarantee certain financial and other obligations of its consolidated subsidiaries; the utilization of these instruments may at times absorb some of the Company's credit capacity.

     The Company estimates that it will be required to make future payments to acquire additional shares of subsidiary companies or to complete earn-out agreements pursuant to certain acquisition arrangements not reflected as liabilities on its consolidated balance sheet of approximately $54,200. Of such amount, approximately 44% is estimated to be paid from 2005 and beyond and the remainder over the period from 2002 to 2005. The foregoing information is estimated and the actual payments made will be dependent on future events including profit and other performance measures of a number of subject companies, the fulfillment and amendment of certain contractual obligations by third parties, the movement of exchange rates, the timing of when the Company or other parties choose to exercise certain contractual rights and other variables.

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                      RESULTS OF OPERATIONS -- (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The loans and the availability of the Company's committed lines of credit contain certain covenants related to the Company's capital, debt load and cash flow. As of September 30, 2002 and December 31, 2001, the Company was in compliance with these covenants. The total interest expense related to the Company's borrowings for the nine months ended September 30, 2002 and 2001 was $11,686 and $13,296, respectively.

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

  IMPAIRMENT OF INTANGIBLES

     The Company assesses the fair value and recoverability of intangible assets, primarily goodwill, in accordance with Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets. When assessing impairment, the carrying value of goodwill is compared to the fair value of the business units holding the goodwill at a regional level: North America, Europe, Asia and Latin America. For the purposes of the calculation, Asia and Latin America are then combined with North America and Europe indicating the need to support multi-national clients in those markets. The excess of carrying value over fair value is deemed to be impaired and written-off. The Company has completed the transitional and annual impairment tests of goodwill and intangible assets with indefinite lives as of March 31, 2002, and no impairment was noted.

  DEFERRED TAXES

     The Company recognizes deferred taxes based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The net deferred tax assets are regularly reviewed for recoverability and a valuation allowance is established, based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. At September 30, 2002 and December 31, 2001, the Company had $47,300 and $45,600, respectively, of deferred tax assets net of a valuation reserve of $27,300, in both 2002 and 2001, which it believes to be appropriate.

FORWARD LOOKING STATEMENTS

     In connection with the provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company may include Forward Looking Statements (as defined in the Reform Act) in oral or

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                      RESULTS OF OPERATIONS -- (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

written public statements issued by or on behalf of the Company. These Forward Looking Statements may include, among other things, plans, objectives, projections, anticipated future economic performance or assumptions and the like that are subject to risks and uncertainties. As such, actual results or outcomes may differ materially from those discussed in the Forward Looking Statements. Important factors which may cause actual results to differ, include but are not limited to the following: the unanticipated loss of a material client or key personnel, delays or reductions in client budgets, shifts in industry rates or methods of compensation, consolidation of client businesses, government compliance costs or litigation, unanticipated natural disasters, terrorist acts, changes in the general economic conditions that affect interest rates and/or consumer spending both in the U.S. and the international markets in which the Company operates, unanticipated expenses, client preferences which can be affected by competition and the ability to project risk factors which may vary. The forward looking statements speak only as of the date when made. The Company does not undertake to update such statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Occasionally, the Company enters into foreign currency contracts for known cash flows related to repatriation of earnings from its international subsidiaries or identified liabilities in foreign currencies. The term of each such foreign currency contract entered into in 2001 was for less than three months. At September 30, 2002 and December 31, 2001, there were no foreign currency contracts open. The Company had no derivative contracts outstanding at September 30, 2002 or December 31, 2001, respectively. The Company has investments in private equity securities, corporate bonds and equity securities that may be subject to changes in general economic conditions and fluctuations in interest rates. Excess funds are invested in short term liquid securities and money market funds.

ITEM 4.  CONTROLS AND PROCEDURES

     The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Since March 2001, the Company received a number of grand jury subpoenas primarily seeking documents of the Graphic Services Department ("Department") of the Company's New York Division of Grey Worldwide, relating to various vendors doing business with the Department. The subpoenas were issued at the request of the U.S. Department of Justice Antitrust Division. In March 2002, the government filed a federal criminal complaint (the "Complaint") against Mr. Mitchell Mosallem, who served as Director of the Department until December 31, 200l. The Complaint alleges that between 1991 and July 2000, Mosallem and other individuals, including employees of the Company, conspired with unnamed vendors doing business with the Department to charge clients of the Company in excess of amounts appropriately chargeable by the vendors for their services by approving vendor invoices that included charges for cost overruns on unrelated work and the cost of certain entertainment or other goods or services provided to Mosallem and other Company employees. The Complaint alleges that in the period February 1998 to July 2000, such unwarranted charges represented some portion of vendor invoices that total approximately $500,000. In May 2002, Mosallem was charged in a federal indictment. The indictment alleges that between 1994 and 2001 Mosallem -- together with two codefendants (a former vendor to the Department and a sales person for an unnamed vendor) -- conspired to restrain trade by rigging bids and allocating contracts for certain graphic services performed for a client of the Company. The indictment also alleges that between 1991 and May 2000, Mosallem -- together with the principal owner of the former vendor and a sales person of that former vendor -- conspired to commit mail fraud by the means outlined in the Complaint previously filed against Mosallem. In September 2002, additional mail fraud charges were added to the indictment alleging that Mosallem conspired to defraud the Company and its clients by receiving kickbacks from former vendors to the Department. In addition, in October 2002, Mr. Joseph Pannacione, a former manager in the Department who served under Mosallem, pleaded guilty to federal mail fraud charges similar to those alleged against Mosallem. Several individuals associated with former vendors to the Department have pleaded guilty to federal charges relating to the allegations with respect to Mosallem and Pannacione. The government also has indicated that it is examining whether there is Company responsibility in this matter. The Company has been cooperating with the government's investigation. In February 2002, the Company hired from outside the Company a new Director of the Department, who is actively engaged in reviewing all policies and procedures of the Department and its relationships with all vendors. In addition, Deloitte & Touche has been retained on behalf of the Company to conduct a comprehensive review of the Department, to recommend improved policies and procedures, and to assist in the determination of remedial action as appropriate.

     In the Company's judgment, it is not involved in any other material pending proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual stockholders' meeting on September 20, 2002. Proxies for the meeting were solicited by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934. At the meeting, Daniel S. Shapiro, the nominee for the election to the Board of Directors as listed in the Company's Proxy Statement for the meeting , was elected. The following number of shares were cast with respect to the election of Mr. Shapiro: 3,252,546 votes FOR; -0- votes AGAINST; 43,166 abstentions; and 115,217 broker non-votes. In addition, votes cast regarding the ratification of the selection of independent auditors of the Company for fiscal year 2002 were as follows: 3,225,224 votes FOR; 70,295 votes AGAINST; 193 abstentions; and 115,217 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: Reference is made to the Index annexed hereto and made a part hereof.

     (b) Reports on Form 8-K: The Company filed a report dated August 8, 2002, reporting Item 9. "Regulation FD Disclosure." No financial statements were furnished with this report, which included exhibits related to the Statement Under Oath of the Principal Executive Officer and the Principal Financial Officer pursuant to Securities and Exchange Commissions Order No. 4-460.

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

Dated: November 13, 2002

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

Dated: November 13, 2002

    CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Edward H. Meyer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Grey Global Group Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ EDWARD H. MEYER
                                          --------------------------------------
                                          Name: Edward H. Meyer
                                          Title:  Chief Executive Officer
                                          Date:  November 13, 2002

    CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven G. Felsher, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Grey Global Group Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ STEVEN G. FELSHER
                                          --------------------------------------
                                          Name: Steven G. Felsher
                                          Title:  Chief Financial Officer
                                          Date:  November 13, 2002

                               INDEX TO EXHIBITS

 NUMBER ASSIGNED TO
EXHIBIT (I.E. 601 OF                        TABLE OF ITEM 601
  REGULATION S-K)                    EXHIBITS DESCRIPTION OF EXHIBITS
--------------------                 --------------------------------
        99.1           Certification of CEO and CFO Pursuant to 18 U.S.C. Section
                       1350, as Adopted Pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002