Form 10-K
period 2002-12-31
GREY GLOBAL GROUP INC
filed 2003-03-27
CIK 43952

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002


[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-7898
                             GREY GLOBAL GROUP INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      13-0802840
(State or other jurisdiction of incorporation     (I.R.S. Employer Identification Number)
               or organization)

     777 THIRD AVENUE, NEW YORK, NEW YORK                          10017
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in rule 12b-2 of the Act).  Yes [X]     No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $627,999,081 at June 30, 2002.

     The registrant had 1,073,578 shares of its Common Stock, par value $0.01 per share, and 207,568 shares of its Limited Duration Class B Common Stock, par value $0.01 per share, outstanding at March 1, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual proxy statement to be furnished in connection with the registrant's 2003 annual meeting of stockholders are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     Grey Global Group Inc. ("Grey" or the "Company") commenced operations in 1917, was incorporated in New York in 1925 as Grey Advertising Inc. and reincorporated in Delaware in 1974. The Company changed its name to Grey Global Group Inc. in 2000.

     Grey is one of the world's largest advertising, communications and marketing service companies. It operates in 83 countries around the world providing its clients with services and expertise over a broad range of communications disciplines including mass market advertising, media planning and buying, direct marketing, healthcare marketing, public relations and public affairs, sales promotion, graphic design, corporate communications, event marketing, interactive communications, channel marketing and retail advertising support, and product branding.

     Grey services a diverse client base in all product categories including fast moving consumers goods, pharmaceutical products, automobiles, entertainment and communications, technology and telecommunications, and retail. Longevity is a hallmark of Grey's client relationships. It has been providing service to its ten largest clients, on average, for more than 15 years. One client, The Procter & Gamble Company, which has been a client of the Company for more than forty years, represented approximately 10% of the Company's consolidated income from fees and commissions ("gross income") in 2002. The loss of this client would likely have an adverse effect on the results of the Company. No other client represented more than 5% of gross income. The Company and its subsidiaries (consolidated and nonconsolidated) employed 10,500 people at the end of 2002, including six executive officers.

     The Company faces risks normally associated with a global marketing communications firm including general economic and market conditions; the credit-worthiness of its clients; competition for client assignments and talented staff; and the risk associated with extensive international operations. While the Company has no reason to believe that its international operations as a whole are jeopardized in any material respect, they bear certain risks, including those of currency fluctuations, political instability and exchange controls, which do not effect its domestic operations.

     While the Company operates on a global basis, for purposes of presenting certain financial information in accordance with accounting principles generally accepted in the United States, its operations are deemed to be conducted in three geographic areas and relevant information for these areas for the last three years is summarized in the Notes to the Company's Consolidated Financial Statements.

     The Company's website address is www.greyglobalgroup.com. The Company makes available free of charge on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

FORWARD LOOKING STATEMENTS

     In connection with the provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company may include Forward Looking Statements (as defined in the Reform Act) in oral or written public statements issued by or on behalf of the Company. These Forward Looking Statements may include, among other things, plans, objectives, projections, anticipated future economic performance or assumptions and the like that are subject to risks and uncertainties. Actual results or outcomes may differ materially from those discussed in the Forward Looking Statements. Important factors which may cause actual results to differ include, but are not limited to, the following: the unanticipated loss of a material client or key personnel, delays or reductions in client budgets, shifts in industry rates of compensation, government compliance costs or litigation, unanticipated natural disasters, terrorist attacks, war, technological developments, creditworthiness of clients and suppliers, changes in the general economic conditions that affect exchange rates, changes in interest rates and/or consumer spending either in the United States or non-United

States markets in which the Company operates, unanticipated expenses, client preferences which can be affected by competition, and/or changes in the competitive frame, and the ability to project risk factors which may vary (Certain of these factors are discussed in greater detail elsewhere herein.)

                           EXECUTIVE OFFICERS OF GREY
                              AS OF MARCH 1, 2003

                                                                        Year First Became
EXECUTIVE OffiCERS(a)                     Position                Age   Executive Officer
---------------------                     --------                ---   -----------------
Robert L. Berenson.........  Vice Chairman -- General Manager     63          1978
Lester M. Feintuck.........  Senior Vice President Chief
                             Financial Officer -- US,
                             Controller                           49          1998
Steven G. Felsher..........  Vice Chairman, Chief Financial
                             Officer -- Worldwide, Secretary &
                             Treasurer                            53          1989
John A. Grudzina(b)........  Senior Vice President General
                             Counsel                              49          2003
W. Jonathan T. Hirst(b)....  Senior Vice President Director of
                             International Finance                53          2003
Neil I. Kreisberg..........  Group Executive Vice President
                             Executive Managing Director,
                             Procter & Gamble                     58          2002
Edward H. Meyer............  Chairman of the Board, President &
                             Chief Executive Officer              76          1959
Stephen A. Novick..........  Vice Chairman, Chief Creative
                             Officer                              62          1984

---------------

(a) All executive officers are elected annually by the Board of Directors of Grey ("Board"). Each executive officer has been with Grey for a period greater than five years. There exists no family relationship between any of Grey's directors or executive officers and any other director or executive officer or person nominated or chosen to become a director or executive officer.

(b) Messrs. Grudzina and Hirst were elected by the Board on March 25, 2003.

ITEM 2. PROPERTIES

     Substantially all offices of the Company are located in leased premises. The Company's principal office is at 777 Third Avenue, New York, New York, where it occupies approximately 439,000 square feet of space. The Company's lease covering this space expires at the end of 2009. The Company also has leases covering other offices, including in Atlanta, New York, Los Angeles, Amsterdam, Auckland, Beijing, Brussels, Buenos Aires, Copenhagen, Dusseldorf, Hong Kong, Istanbul, Jakarta, Johannesburg, Kuala Lumpur, London, Madrid, Melbourne, Mexico City, Milan, Oslo, Paris, San Francisco, San Juan, Sao Paolo, Stockholm, Tokyo, Toronto and Washington D.C.

     The Company considers all space leased by it to be adequate for the operation of its business and does not foresee any significant difficulty in meeting its space requirements.

ITEM 3. LEGAL PROCEEDINGS

     Since March 2001, the Company has been cooperating with a criminal investigation being conducted by U.S. Department of Justice Antitrust Division. The investigation relates to the Graphic Services Department ("Department") of the Company's New York Division of Grey Worldwide and several former vendors of the Department. Since March 2002, federal criminal charges have been pending against Mr. Mitchell Mosallem, who served as director of the Department until December 31, 2001. Those charges allege, among other things, that Mosallem and others (including other employees in the Department) conspired (1) to restrain trade by rigging bids and allocating contracts for certain graphic services performed for a client of the Company; (2) to charge clients of the Company in excess of amounts appropriately chargeable, including charges for cost overruns on unrelated work and the cost of certain entertainment or other goods or services provided to Mosallem and other Company employees; and (3) to obtain kickbacks from former vendors of the Department. In November 2002, two of Mosallem's codefendants -- a vendor known as The Color Wheel, Inc. and its principal owner, Haluk Ergulec -- pleaded guilty to various charges, including conspiracy to defraud the Company and its clients. In that connection, the government filed with the court a written plea agreement identifying the Company as a victim of Ergulec's offenses and requiring Ergulec to pay $1.1 million to the Company in restitution. Several other individuals associated with former vendors to the Department have pleaded guilty to federal charges relating to the allegations against Mosallem. The government also has indicated that it is examining whether there is Company responsibility in this matter. In February 2002, the Company hired from outside the Company a new Director of the Department. In addition, Deloitte & Touche was retained on behalf of the Company to conduct a comprehensive review of the Department, to recommend improved policies and procedures, and to assist in the determination of remedial action as appropriate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Common Stock is traded on The NASDAQ Stock Market's National Market and listed on the NASDAQ Stock Market under the symbol GREY.

     As of March 1, 2003, there were 382 holders of record of the Common Stock and 179 holders of record of the Limited Duration Class B Common Stock.

     The following table sets forth certain information about dividends paid, and the bid prices on the NASDAQ Stock Market during the periods indicated with respect to the Common Stock:

                                                                BID PRICES*
                                                             DOLLARS PER SHARE
                                                             -----------------   DIVIDENDS
                                                              HIGH       LOW     PER SHARE
                                                             ------     ------   ---------
2002
  First Quarter............................................   $686       $593      $1.00
  Second Quarter...........................................    834        650       1.00
  Third Quarter............................................    745        516       1.00
  Fourth Quarter...........................................    623        551       1.00
2001
  First Quarter............................................   $770       $470      $1.00
  Second Quarter...........................................    734        575       1.00
  Third Quarter............................................    688        467       1.00
  Fourth Quarter...........................................    678        501       1.00

---------------

* Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

ITEM 6. SELECTED FINANCIAL DATA

                              2002         2001         2000         1999         1998
                           ----------   ----------   ----------   ----------   ----------
                                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Commissions and fees.....  $1,199,708   $1,217,013   $1,247,448   $1,067,212   $  935,181
Expenses.................   1,146,958    1,196,763    1,182,512    1,034,339      882,524
Income (loss) of
  consolidated companies
  before taxes on
  income.................      42,972       (4,116)      54,224       38,270       59,152
Provision for taxes on
  income.................      21,529       14,087       29,752       27,400       29,856
Net income (loss)........      18,255      (24,428)      19,404        6,401       25,877
Earnings (loss) per
  common share(a)
  Basic..................       13.28       (18.46)       15.70         5.13        20.81
  Diluted(b).............       12.08       (18.46)       14.41         4.86        18.98
Weighted average number
  of common shares
  outstanding
  Basic..................   1,245,856    1,237,880    1,230,696    1,237,007    1,220,767
  Diluted(b).............   1,380,698    1,237,880    1,349,979    1,333,379    1,345,928
Working capital
  (deficiency)...........     (94,823)     (91,518)     (51,421)     (56,887)       3,464
Total assets.............   2,073,839    1,899,806    1,989,320    1,809,254    1,489,653
Long-term debt...........     128,025      128,025      128,025       78,025       78,025
Redeemable preferred
  stock at redemption
  value..................       9,652        8,180        9,995       10,150       10,333
Common stockholders'
  equity.................     177,505      141,760      171,935      171,365      173,389
Cash dividends per share
  of Common Stock and
  Limited Duration Class
  B Common Stock.........        4.00         4.00         4.00         4.00         4.00

---------------

(a) After giving effect to amounts attributable to redeemable preferred stock and for diluted earnings per common share to the assumed (i) exercise of dilutive stock options, (ii) issuance of shares pursuant to the Company's Senior Management Incentive Plan and (iii) conversion of the 8 1/2% Convertible Subordinated Debentures.

(b) Due to the anti-dilutive result of the diluted EPS calculation for 2001, basic and diluted EPS are the same.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Income from commissions and fees ("gross income") decreased marginally in 2002 and decreased 2.4% in 2001 as compared to the respective prior years. Absent exchange rate fluctuations, gross income decreased 2.0% in 2002 and increased 1.5% in 2001. In 2002, 2001 and 2000, respectively, 46.3%, 44.3% and
46.8% of consolidated gross income was attributable to North American operations and 53.7%, 55.7% and 53.2%, respectively, to international operations. In 2002, gross income from North American operations increased 3.0% versus 2001 and was down 7.7% in 2001 versus 2000. Gross income from international operations decreased 4.9% (6.0% absent exchange rate fluctuations) in 2002 when compared to 2001 and increased 2.2% (9.1% absent exchange rate fluctuations) in 2001 when compared to 2000. The slight decrease in gross income in 2002 reflects generally weak economic conditions in selected Northern European and Latin American countries offset by a growth performance of the North American operations and the positive impact of a weakening dollar. The decrease in gross income in 2001 reflects a reduction in client spending principally attributable to overall economic weakness and its impact on the Company's business. Furthermore, in response to the difficult times, the Company closed, downsized or disposed of a number of units which also contributed to the decrease in gross income.

     Salaries and employee related expenses decreased 2.6% in 2002 as compared to 2001, and office and general expenses decreased 7.4% in 2002 as compared to 2001. The decreases in 2002 reflect the continued commitment of the Company to align its costs with its gross income and the elimination of certain costs, principally the result of the write-off of leasehold improvements and fixed assets related to disposal of more than 160,000 square feet of leased space in the fourth quarter of 2001, and the absence of goodwill amortization expense in 2002 compared with amortization of $14.4 million in 2001 and $12.1 million in 2000.

     Inflation did not have a material effect on gross income or expenses in 2002, 2001 or 2000.

     Other expense -- net decreased by $14.6 million in 2002 and increased by $13.7 million in 2001 as compared to the respective prior periods. The decrease in 2002 reflects the absence of a non-cash charge, mentioned below, partially offset by lower interest income. The increase in 2001 consists, primarily, of a non-cash charge taken in the fourth quarter for the write-down of investments in Internet-related early stage businesses and certain marketable securities, and lower interest income because of reduced cash balances as well as lower interest rates.

     The tax provision returned to historical levels with an effective tax rate of 50.1% in 2002, consistent with the tax rate in 2001, exclusive of the non-cash charge incurred in 2001. The tax provision of $14.1 million in 2001 reflects the effect of the non-cash charge for which essentially no tax benefit was recorded. The effective tax rate, absent the non-cash charge, in 2001 was 50.1% as compared to 54.9% in 2000, principally because of a decrease in overall foreign corporate tax rates.

     Minority interest decreased by $1.0 million in 2002 and decreased by $1.4 million in 2001, as compared to the respective prior years. Equity in earnings of nonconsolidated affiliated companies increased $2.0 million in 2002 and decreased $2.5 million in 2001 as compared to the respective prior years. The changes in 2002 and in 2001 were primarily due to changes in the level of profits of consolidated and nonconsolidated companies.

     The Company reported net income of $18.3 million in 2002 as compared to a net loss of $24.4 million in 2001 and net income of $19.4 million in 2000. Diluted earnings per common share was $12.08 in 2002 as compared to diluted loss per share of $18.46 in 2001 and diluted earnings per share of $14.41 in 2000.

     For the purpose of computing basic earnings per common share, the Company's net income was adjusted by (i) dividends paid on the Company's preferred stock and (ii) the change in redemption value of the Company's preferred stock. For the purpose of computing diluted earnings per common share for 2002 and 2000, net income was adjusted by the interest savings, net of tax, on the assumed conversion of the Company's 8 1/2% Convertible Subordinated Debentures. For the purpose of computing diluted earnings per common share for 2001, the interest savings, net of tax on the assumed conversion of the 8 1/2% Convertible Subordinated Debentures had an anti-dilutive effect and was excluded from the diluted EPS calculation.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $351.0 million and $276.6 million at December 31, 2002 and 2001, respectively, and the Company's investments in marketable securities were $7.2 million and $11.1 million at December 31, 2002 and 2001, respectively. The continued high level of cash and cash equivalents reflects the Company's ongoing focus on cash management. Working capital decreased by $3.3 million to a deficit of $94.8 million at December 31, 2002 versus a deficit of $91.5 million at December 31, 2001. The decrease in working capital is due to the expected settlement of an obligation in the second quarter of 2003 related to an acquisition made in a previous year which was reclassified from a non-current liability to a current liability earlier in 2002.

     Domestically, the Company had available committed bank lines of credit totaling $110.0 million at December 31, 2002 and $90.0 million at December 31, 2001. These lines of credit were partially utilized during both 2002 and 2001 to support selected international subsidiaries in the amounts of $10.0 million and $18.3 million at December 31, 2002 and 2001, respectively. The borrowings under these lines of credit bore interest rates of 5.3% and 5.2% for the years ended December 31, 2002 and 2001, respectively. The commitment and related fees paid for the lines of credit were $0.1 million and $0.6 million in 2002 and 2001, respectively.

     Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. Amounts outstanding under such facilities at December 31, 2002 and 2001 were $57.0 million and $62.4 million, respectively. The changes in the level of short-term borrowing and bank overdrafts are primarily due to timing difference on the payments of media and other vendors.

     A significant part of the Company's business involves it in the purchase of media time and space in many markets from various media suppliers on behalf of clients. Consistent with industry practices, in a number of countries, the Company occasionally, directly or through a local media buying operation, is required to guarantee payment to the media suppliers in the form of performance bonds, letters of credit or other similar financial instruments which relate to liabilities shown in the Accounts Payable section of the Consolidated Balance Sheet. In addition, from time to time, the Company may guarantee certain financial and other obligations of its consolidated subsidiaries. These instruments may at times absorb some of the Company's credit capacity.

     The Company estimates that it will be required to make future payments to acquire additional shares of subsidiary companies or to complete earn-out agreements pursuant to certain acquisition arrangements not reflected as liabilities on its consolidated balance sheet of approximately $60.0 million. Of such amount, approximately 54% is estimated to be paid from 2005 and beyond and the remainder over the period from 2003 to 2005. The foregoing information is estimated and the actual payments made will be dependent on future events including profit and other performance measures of a number of subject companies, the fulfillment and amendment of certain contractual obligations by third parties, the movement of exchange rates, the timing of when the Company or other parties choose to exercise certain contractual rights and other variables.

     Historically, cash flows from operations, bank and other borrowings have been sufficient to meet the Company's dividend, capital expenditure, acquisition and working capital needs. The Company expects that such sources will be sufficient to meet its near-term cash requirements and will enable the Company to meet its longer-term obligations. The Company has two loans outstanding from the Prudential Insurance Company of America. The first loan of $75.0 million from December 1997 bears interest at the rate of 6.94% and is repayable in three equal annual installments, commencing in December 2003. This loan was renegotiated in March 2003, with a fixed interest rate of 7.41%, and principal repayments of $25.0 million in March, 2007, 2008 and 2009, respectively. The second loan of $50.0 million was taken in November 2000, bears interest at the rate of 8.17% and is repayable in two equal annual installments, commencing in November 2006.

     The loans and the availability of the Company's committed lines of credit contain certain covenants related to the Company's capital, debt load and cash flow. As of December 31, 2002 and December 31, 2001, the Company was in compliance with these covenants.

     The Company's business generally has been seasonal with greater gross income earned in the second and fourth quarters, particularly the fourth quarter. As a result, Cash and cash equivalents, Accounts Receivable, Accounts Payable and Accrued Expenses are typically higher on the Company's year-end balance sheet than at the end of any of the preceding three quarters.

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

  REVENUE RECOGNITION

     Income derived from advertising placed with media is generally recognized based upon the publication or broadcast dates. Income resulting from expenditures billable to clients is generally recognized when the service is performed and billed. Media income and income resulting from expenditures billable to clients is clearly defined and determinable. Labor based income is recognized in the month of service as service is provided throughout the life of each contract. At the end of the reporting period, labor based contracts are examined to determine what was earned and what is collectible on such earned amounts for the purposes of recognizing revenue amounts appropriate for the period. Income from performance-based incentive fees is generally recorded at the end of a contract period when the amount to be received can be reasonably estimated.

  IMPAIRMENT OF INTANGIBLES

     The Company assesses the fair value and recoverability of intangible assets, primarily goodwill, in accordance with Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets which was adopted January 1, 2002. When assessing impairment, the carrying value of the assets less non-debt liabilities is compared to the fair value of the business units holding the goodwill at a regional level: North America, Europe, Asia and Latin America. (For the purposes of the calculation, Asia and Latin America are then combined with North America and Europe reflecting the need to support multi-national clients in those markets.) The excess of carrying value over fair value is deemed to be impaired and written-off. The Company has completed its transitional test and has also completed its annual impairment test of goodwill and intangible assets with indefinite lives as of March 31, 2002, and no impairment was identified.

     The 2001 and 2000 results on a historical basis do not reflect the provisions of FAS 142. Had the Company adopted FAS 142 on January 1, 2000, the historical net income and basic and diluted net income per common share would have been changed to the adjusted amounts indicated below:

                                                  TWELVE MONTHS ENDED DECEMBER 31, 2001
                                          ------------------------------------------------------
                                                       BASIC EARNINGS PER   DILUTED EARNINGS PER
                                          NET INCOME      COMMON SHARE          COMMON SHARE
                                          ----------   ------------------   --------------------
Reported net income.....................   $(24,428)        $(18.46)              $(18.46)
Goodwill amortization...................     14,390           11.07                 11.07
                                           --------         -------               -------
Adjusted net income.....................   $(10,038)        $ (7.39)              $ (7.39)
                                           ========         =======               =======

                                                  TWELVE MONTHS ENDED DECEMBER 31, 2000
                                          ------------------------------------------------------
                                                       BASIC EARNINGS PER   DILUTED EARNINGS PER
                                          NET INCOME      COMMON SHARE          COMMON SHARE
                                          ----------   ------------------   --------------------
Reported net income.....................   $19,404           $15.70                $14.41
Goodwill amortization...................    12,108             9.36                  8.54
                                           -------           ------                ------
Adjusted net income.....................   $31,512           $25.06                $22.95
                                           =======           ======                ======

  DEFERRED TAXES

     The Company recognizes deferred tax assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The net deferred tax assets are regularly reviewed for recoverability and a valuation allowance is established, based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of December 31,

2002, the Company had $51.0 million of deferred tax assets net of a valuation reserve of $26.9 million, which it believes to be appropriate.

     For further detail on accounting policies, please refer to the Notes to the Company's Consolidated Financial Statements.

FASB STATEMENTS

     In December 2002, the Financial Accounting Standard Board, issued Statement of Financial Accounting Standards No. 148 ("FAS 148"), Accounting for Stock-Based Compensation -- Transition and Disclosure which amends Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock-Based Compensation. FAS 148 provides alternative methods of transition to FAS 123's fair value method of accounting for stock-based employee compensation and amends the disclosure provisions of FAS 123. While the statement does not require companies to account for employee stock options using the fair value method, the Company adopted FAS 123 effective January 1, 2003, using the prospective method as provided for in FAS 148 and adopted the disclosure requirements of FAS 148, for 2003.

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

     Occasionally, the Company enters into foreign currency contracts for known cash flows related to repatriation of earnings from its international subsidiaries or identified liabilities in foreign currencies. The term of each such foreign currency contract entered into in 2002 was for less than three months. At December 31, 2002 and 2001, there were no foreign currency contracts open. The Company had no derivative contracts outstanding at December 31, 2002 or 2001, respectively.

     The Company has investments in private equity securities, corporate bonds and equity securities that may be subject to changes in general economic conditions and fluctuations in interest rates. Excess funds are invested in short term liquid securities and money market funds.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is presented in this report beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the directors of Grey is incorporated herein by reference to the Company's proxy statement ("Proxy Statement") to be sent to its stockholders in connection with its 2003 Annual Meeting and will be included under the caption "Election of Director". Information with respect to Grey's executive officers is set forth in Part I of this report, and is incorporated herein by reference to the Proxy Statement and will be included under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance".

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the Proxy Statement and will be included under the caption "Management Remuneration and Other Transactions".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the Proxy Statement and will be included under the captions "Election of Director" and "Voting Securities".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the Proxy Statement and will be included under the captions "Election of Director" and "Voting Securities".

ITEM 14. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. The Company's management, including its Chief Executive Officer and Chief Financial Officer, have evaluated, as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"), the effectiveness of the Company's disclosure controls and procedures. Based on such evaluation, it is, as of the Evaluation Date, the belief of such officers that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Securities Exchange Act of 1934.

     (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

Dated: March 26, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the date indicated.

                /s/ MARK N. KAPLAN                                                  Dated: March 26, 2003
--------------------------------------------------
                 Mark N. Kaplan,
                     Director


              /s/ VICTOR J. BARNETT                                                 Dated: March 26, 2003
--------------------------------------------------
                Victor J. Barnett,
                     Director


              /s/ DANIEL S. SHAPIRO                                                 Dated: March 26, 2003
--------------------------------------------------
                Daniel S. Shapiro,
                     Director


               /s/ EDWARD H. MEYER                                                  Dated: March 26, 2003
--------------------------------------------------
                 Edward H. Meyer,
      Director; Principal Executive Officer


              /s/ STEVEN G. FELSHER                                                 Dated: March 26, 2003
--------------------------------------------------
                Steven G. Felsher,
           Principal Financial Officer


              /s/ LESTER M. FEINTUCK                                                Dated: March 26, 2003
--------------------------------------------------
               Lester M. Feintuck,
           Principal Accounting Officer

                     CERTIFICATION PURSUANT TO SECTION 302
                       OF THE SARBANES-OXLEY ACT OF 2002

I, Edward H. Meyer, certify that:

     1.  I have reviewed this annual report on Form 10-K of Grey Global Group
         Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

       Date: March 26, 2003

                                          /s/ Edward H. Meyer
                                          --------------------------------------
                                          Name: Edward H. Meyer
                                          Title:  Chief Executive Officer

                     CERTIFICATION PURSUANT TO SECTION 302
                       OF THE SARBANES-OXLEY ACT OF 2002

I, Steven G. Felsher, certify that:

     1.  I have reviewed this annual report on Form 10-K of Grey Global Group
         Inc;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

       Date: March 26, 2003

                                               /s/ Steven G. Felsher
                                               ---------------------------------
                                               Name: Steven G. Felsher
                                               Title:  Chief Financial Officer

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 15(a)(1) AND (2) AND ITEM 15(d)

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          LIST OF FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 2002

                             GREY GLOBAL GROUP INC.

                               NEW YORK, NEW YORK

                   FORM 10-K -- ITEM 8, ITEM 15(a)(1) AND (2)

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                         INDEX TO FINANCIAL STATEMENTS

     The following consolidated financial statements of Grey Global Group Inc. and consolidated subsidiary companies are included in Item 8:

Report of Independent Auditors..............................    F-2
Consolidated Balance Sheets -- December 31, 2002 and 2001...    F-3
Consolidated Statements of Operations -- Years Ended
  December 31, 2002, 2001 and 2000..........................    F-4
Consolidated Statements of Common Stockholders'
  Equity -- Years Ended December 31, 2002, 2001 and 2000....    F-5
Consolidated Statements of Cash Flows -- Years Ended
  December 31, 2002, 2001 and 2000..........................    F-6
Notes to Consolidated Financial Statements -- December 31,
  2002......................................................    F-7

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

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Grey Global Group Inc.

     We have audited the accompanying consolidated balance sheets of Grey Global Group Inc. and consolidated subsidiary companies as of December 31, 2002 and 2001, and the related consolidated statements of operations, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grey Global Group Inc. and consolidated subsidiary companies at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note A to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

                                          ERNST & YOUNG LLP

New York, New York
February 26, 2003

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2002           2001
                                                              ------------   ------------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                  AND PER SHARE DATA)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $  351,006     $  276,602
  Marketable securities.....................................        1,733          1,260
  Accounts receivable.......................................    1,030,665        950,925
  Expenditures billable to clients..........................       78,364         77,293
  Other current assets......................................      100,189         99,949
                                                               ----------     ----------
Total current assets........................................    1,561,957      1,406,029
Investments in and advances to nonconsolidated affiliated
  companies.................................................       14,750         14,679
Fixed assets-net............................................      139,941        155,249
Marketable securities.......................................        5,522          9,861
Intangibles.................................................      243,499        211,812
Other assets-including loans to executive officers of $5,047
  in 2002 and $5,247 in 2001................................      108,170        102,176
                                                               ----------     ----------
Total assets................................................   $2,073,839     $1,899,806
                                                               ==========     ==========
                       LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $1,292,808     $1,165,958
  Notes payable to banks....................................       67,046         80,789
  Accrued expenses and other................................      270,860        226,412
  Income taxes payable......................................       26,066         24,388
                                                               ----------     ----------
Total current liabilities...................................    1,656,780      1,497,547
Other liabilities -- including deferred compensation of
  $57,766 in 2002 and $52,856 in 2001.......................       78,900        102,141
Long-term debt..............................................      128,025        128,025
Minority interest...........................................       22,977         22,153
Redeemable preferred stock -- at redemption value; par value
  $0.01 per share; authorized 500,000 shares; issued and
  outstanding 30,000 shares in 2002 and 2001................        9,652          8,180
Common stockholders' equity:
  Common Stock -- par value $0.01 per share; authorized
     50,000,000 shares; issued 1,265,905 shares in 2002 and
     1,244,603 shares in 2001...............................           13             12
  Limited Duration Class B Common Stock -- par value $0.01
     per share; authorized 10,000,000 shares; issued 234,705
     shares in 2002 and 248,275 shares in 2001..............            2              2
  Paid-in additional capital................................       54,488         48,784
  Retained earnings.........................................      188,956        177,503
  Accumulated other comprehensive loss:
     Cumulative translation adjustment......................      (22,743)       (40,216)
     Unrealized loss on marketable securities...............       (1,081)        (1,112)
                                                               ----------     ----------
  Total accumulated other comprehensive loss................      (23,824)       (41,328)
                                                               ----------     ----------
  Loans to officer used to purchase Common Stock and Limited
     Duration Class B Common Stock..........................       (4,726)        (4,726)
                                                               ----------     ----------
                                                                  214,909        180,247
  Less -- cost of 195,444 and 202,469 shares of Common Stock and 26,937 shares of Limited Duration Class B Common
     Stock held in treasury at December 31, 2002 and 2001,
     respectively...........................................       37,404         38,487
                                                               ----------     ----------
Total common stockholders' equity...........................      177,505        141,760
Retirement plans, leases and contingencies
                                                               ----------     ----------
Total liabilities and common stockholders' equity...........   $2,073,839     $1,899,806
                                                               ==========     ==========

                See notes to consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31
                                                           ------------------------------------------
                                                               2002           2001           2000
                                                           ------------   ------------   ------------
                                                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE
                                                                             DATA)
Commissions and fees.....................................   $1,199,708     $1,217,013     $1,247,448
Expenses:
  Salaries and employee related expenses.................      780,882        801,512        799,956
  Office and general expenses............................      366,076        395,251        382,556
                                                            ----------     ----------     ----------
                                                             1,146,958      1,196,763      1,182,512
                                                            ----------     ----------     ----------
                                                                52,750         20,250         64,936
Other expense -- net.....................................        9,778         24,366         10,712
                                                            ----------     ----------     ----------
Income (loss) of consolidated companies before taxes on
  income.................................................       42,972         (4,116)        54,224
Provision for taxes on income............................       21,529         14,087         29,752
                                                            ----------     ----------     ----------
Income (loss) of consolidated companies..................       21,443        (18,203)        24,472
Minority interest applicable to consolidated companies...       (4,005)        (5,034)        (6,385)
Equity in earnings (loss) of non-consolidated affiliated
  companies..............................................          817         (1,191)         1,317
                                                            ----------     ----------     ----------
Net income (loss)........................................   $   18,255     $  (24,428)    $   19,404
                                                            ==========     ==========     ==========
Earnings (loss) per Common Share:
  Basic..................................................   $    13.28     $   (18.46)    $    15.70
  Diluted................................................   $    12.08     $   (18.46)    $    14.41

                See notes to consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                        PAID-IN
                                              COMMON   ADDITIONAL   COMPREHENSIVE   RETAINED
                                              STOCK     CAPITAL        INCOME       EARNINGS
                                              ------   ----------   -------------   --------
                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Balance at December 31, 1999................  $1,490    $39,763                     $191,042
  Comprehensive income:
    Net income..............................                          $ 19,404        19,404
    Other comprehensive loss:
      Translation adjustment................                           (11,926)
      Unrealized loss on marketable
         securities, net of reclassification
         adjustment for losses included in
         net income of $860.................                            (7,195)
                                                                      --------
    Other comprehensive loss................                           (19,121)
                                                                      --------
  Total comprehensive income................                          $    283
                                                                      ========
  Cash dividends -- Common Shares -- $4.00
    per share...............................                                          (4,983)
  Cash dividends -- Redeemable Preferred
    Stock -- $8.00 per share................                                            (240)
  Common Shares acquired -- at cost.........
  Decrease in redemption value of Redeemable
    Preferred Stock.........................                                             155
  Restricted stock activity.................                856
  Tax benefit from restricted stock.........                 11
  Common Shares issued upon exercise of
    stock options...........................                605
  Common Shares issued in accordance with
    Employee Stock Ownership Plan...........
  Senior Management Incentive Plan
    activity................................      1       3,293
  Reduction of par value from $1.00 per
    share to $0.01 per share................  (1,476)     1,476
                                              ------    -------                     --------
Balance at December 31, 2000................     15      46,004                      205,378

                                              COMMON STOCK HELD IN
                                                    TREASURY
                                              --------------------   LOANS TO   ACCUMULATED OTHER
                                               SHARES     AMOUNT     OFFICERS   COMPREHENSIVE LOSS    TOTAL
                                              --------   ---------   --------   ------------------   --------
                                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Balance at December 31, 1999................  245,451    $(40,601)   $(4,726)        $(15,603)       $171,365
  Comprehensive income:
    Net income..............................                                                           19,404
    Other comprehensive loss:
      Translation adjustment................
      Unrealized loss on marketable
         securities, net of reclassification
         adjustment for losses included in
         net income of $860.................
    Other comprehensive loss................                                          (19,121)        (19,121)
  Total comprehensive income................
  Cash dividends -- Common Shares -- $4.00
    per share...............................                                                           (4,983)
  Cash dividends -- Redeemable Preferred
    Stock -- $8.00 per share................                                                             (240)
  Common Shares acquired -- at cost.........    6,040      (2,642)                                     (2,642)
  Decrease in redemption value of Redeemable
    Preferred Stock.........................                                                              155
  Restricted stock activity.................   (3,496)        423                                       1,279
  Tax benefit from restricted stock.........                                                               11
  Common Shares issued upon exercise of
    stock options...........................   (6,986)        874                                       1,479
  Common Shares issued in accordance with
    Employee Stock Ownership Plan...........   (3,323)      1,934                                       1,934
  Senior Management Incentive Plan
    activity................................                                                            3,294
  Reduction of par value from $1.00 per
    share to $0.01 per share................
                                              -------    --------    -------         --------        --------
Balance at December 31, 2000................  237,686     (40,012)    (4,726)         (34,724)        171,935

                See notes to consolidated financial statements.


                                                        PAID-IN
                                              COMMON   ADDITIONAL   COMPREHENSIVE   RETAINED
                                              STOCK     CAPITAL        INCOME       EARNINGS
                                              ------   ----------   -------------   --------
                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
  Comprehensive income:
    Net (loss) income.......................                          $(24,428)      (24,428)
    Other comprehensive loss:
      Translation adjustment................                           (12,828)
      Unrealized loss on marketable
         securities, net of reclassification
         adjustment for losses included in
         net loss of $208...................                             6,224
                                                                      --------
    Other comprehensive loss................                            (6,604)
                                                                      --------
  Total comprehensive loss..................                          $(31,032)
                                                                      ========
  Cash dividends -- Common Shares -- $4.00
    per share...............................                                          (5,022)
  Cash dividends -- Redeemable Preferred
    Stock -- $8.00 per share................                                            (240)
  Decrease in redemption value of Redeemable
    Preferred Stock.........................                                           1,815
  Restricted stock activity.................              1,701
  Common Shares issued upon exercise of
    stock options...........................                937
  Common Shares issued in accordance with
    Employee Stock Ownership Plan...........
  Senior Management Incentive Plan
    activity................................                142
  Rounding..................................     (1)
                                              ------    -------                     --------
Balance at December 31, 2001................     14      48,784                      177,503

                                              COMMON STOCK HELD IN
                                                    TREASURY
                                              --------------------   LOANS TO   ACCUMULATED OTHER
                                               SHARES     AMOUNT     OFFICERS   COMPREHENSIVE LOSS    TOTAL
                                              --------   ---------   --------   ------------------   --------
                                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
  Comprehensive income:
    Net (loss) income.......................                                                          (24,428)
    Other comprehensive loss:
      Translation adjustment................
      Unrealized loss on marketable
         securities, net of reclassification
         adjustment for losses included in
         net loss of $208...................
    Other comprehensive loss................                                           (6,604)         (6,604)
  Total comprehensive loss..................
  Cash dividends -- Common Shares -- $4.00
    per share...............................                                                           (5,022)
  Cash dividends -- Redeemable Preferred
    Stock -- $8.00 per share................                                                             (240)
  Decrease in redemption value of Redeemable
    Preferred Stock.........................                                                            1,815
  Restricted stock activity.................   (2,313)        212                                       1,913
  Common Shares issued upon exercise of
    stock options...........................   (4,984)        719                                       1,656
  Common Shares issued in accordance with
    Employee Stock Ownership Plan...........     (983)        594                                         594
  Senior Management Incentive Plan
    activity................................                                                              142
  Rounding..................................                                                               (1)
                                              -------    --------    -------         --------        --------
Balance at December 31, 2001................  229,406     (38,487)    (4,726)         (41,328)        141,760

                See notes to consolidated financial statements.


                                                        PAID-IN
                                              COMMON   ADDITIONAL   COMPREHENSIVE   RETAINED
                                              STOCK     CAPITAL        INCOME       EARNINGS
                                              ------   ----------   -------------   --------
                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
  Comprehensive income:
    Net income..............................                          $ 18,255        18,255
    Other comprehensive income:
      Translation adjustment................                            17,473
      Unrealized loss on marketable
         securities, net of reclassification
         adjustment for losses included in
         net loss of $348...................                                31
                                                                      --------
    Other comprehensive income..............                            17,504
                                                                      --------
  Total comprehensive income................                          $ 35,758
                                                                      ========
  Cash dividends -- Common Shares -- $4.00
    per share...............................                                          (5,090)
  Cash dividends -- Redeemable Preferred
    Stock -- $8.00 per share................                                            (240)
  Increase in redemption value of Redeemable
    Preferred Stock.........................                                          (1,472)
  Restricted stock activity.................              1,804
  Common Shares issued upon exercise of
    stock options...........................      1       1,187
  Senior Management Incentive Plan
    activity................................              2,711
  Rounding..................................                  2
                                              ------    -------                     --------
Balance at December 31, 2002................  $  15     $54,488                     $188,956
                                              ======    =======                     ========

                                              COMMON STOCK HELD IN
                                                    TREASURY
                                              --------------------   LOANS TO   ACCUMULATED OTHER
                                               SHARES     AMOUNT     OFFICERS   COMPREHENSIVE LOSS    TOTAL
                                              --------   ---------   --------   ------------------   --------
                                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
  Comprehensive income:
    Net income..............................                                                           18,255
    Other comprehensive income:
      Translation adjustment................
      Unrealized loss on marketable
         securities, net of reclassification
         adjustment for losses included in
         net loss of $348...................
    Other comprehensive income..............                                           17,504          17,504
  Total comprehensive income................
  Cash dividends -- Common Shares -- $4.00
    per share...............................                                                           (5,090)
  Cash dividends -- Redeemable Preferred
    Stock -- $8.00 per share................                                                             (240)
  Increase in redemption value of Redeemable
    Preferred Stock.........................                                                           (1,472)
  Restricted stock activity.................   (5,093)        807                                       2,611
  Common Shares issued upon exercise of
    stock options...........................   (1,932)        276                                       1,464
  Senior Management Incentive Plan
    activity................................                                                            2,711
  Rounding..................................                                                                2
                                              -------    --------    -------         --------        --------
Balance at December 31, 2002................  222,381    $(37,404)   $(4,726)        $(23,824)       $177,505
                                              =======    ========    =======         ========        ========

                See notes to consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31
                                                              -----------------------------------
                                                                2002         2001         2000
                                                              ---------   ----------   ----------
                                                              (IN THOUSANDS, EXCEPT SHARE AND PER
                                                                          SHARE DATA)
OPERATING ACTIVITIES
Net income (loss)...........................................  $ 18,255    $ (24,428)   $  19,404
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities, net of acquisitions:
Depreciation and amortization of fixed assets...............    41,430       50,492       40,179
Amortization of intangibles.................................        --       14,390       12,108
Write-down of impaired goodwill.............................        --        7,005           --
Deferred compensation.......................................     7,920        2,225       12,922
Equity in earnings (loss) of non-consolidated affiliated
  companies, net of dividends received of $589 in 2002,
  $1,236 in 2001, and $599 in 2000..........................      (228)       2,427         (718)
Loss (gains) from the sale of marketable securities.........       348          208         (886)
Loss on the write-down of investments and marketable
  securities................................................       349       21,554       11,941
Minority interest applicable to consolidated companies......     4,005        5,034        6,385
Amortization of restricted stock expense....................     2,605        1,838          975
Deferred income taxes.......................................    (4,052)      (2,283)      (8,705)
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable................   (72,243)      37,779     (113,155)
  Decrease (increase) in expenditures billable to clients...     2,371       13,346      (47,017)
  Decrease (increase) in other current assets...............     1,769        8,039      (21,290)
  Decrease (increase) in other assets.......................    15,598       (2,255)     (22,869)
  Increase (decrease) in accounts payable...................   115,028      (62,880)     142,526
  Increase (decrease) in accrued expenses and other.........    20,044      (24,374)      38,234
  Increase (decrease) in income taxes payable...............       621       (2,458)      12,263
  (Decrease) increase in other liabilities..................    (9,600)      (1,043)      24,383
                                                              --------    ---------    ---------
Net cash provided by operating activities...................   144,220       44,616      106,680
INVESTING ACTIVITIES
Purchases of fixed assets...................................   (26,422)     (57,978)     (69,897)
Trust fund deposits.........................................    (3,681)      (4,095)      (5,621)
Decrease (increase) in investments in and advances to
  non-consolidated affiliated companies.....................       674         (241)       2,481
Purchases of marketable securities..........................        --           --       (2,741)
Proceeds from the sales of marketable securities............     3,224        4,928        8,627
Purchases of investment securities..........................      (128)      (1,561)     (15,573)
Increase in intangibles, primarily goodwill.................   (21,106)     (44,785)     (47,103)
                                                              --------    ---------    ---------
Net cash used in investing activities.......................   (47,439)    (103,732)    (129,827)
FINANCING ACTIVITIES
(Repayments of) net proceeds from short-term borrowings.....   (20,699)      33,182      (12,311)
Proceeds from term loan.....................................        --            -       50,000
Common Shares acquired for treasury.........................        --         (122)      (2,642)
Cash dividends paid on Common Shares........................    (5,090)      (5,022)      (4,983)
Cash dividends paid on Redeemable Preferred Stock...........      (240)        (240)        (240)
Net proceeds from issuance of Restricted Stock..............         6          791          314
Proceeds from exercise of stock options.....................     1,464        1,656        1,479
Borrowings under life insurance policies....................       843          811          614
                                                              --------    ---------    ---------
Net cash (used in) provided by financing activities.........   (23,716)      31,056       32,231
Effect of exchange rate changes on cash.....................     1,339       (5,088)      (5,890)
                                                              --------    ---------    ---------
Increase (decrease) in cash and cash equivalents............    74,404      (33,148)       3,194
Cash and cash equivalents at beginning of year..............   276,602      309,750      306,556
                                                              --------    ---------    ---------
Cash and cash equivalents at end of year....................  $351,006    $ 276,602    $ 309,750
                                                              ========    =========    =========

                See notes to consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

 COMMISSIONS AND FEES AND ACCOUNTS RECEIVABLE

     Income derived from advertising placed with media is generally recognized based upon the publication or broadcast dates. Income resulting from expenditures billable to clients is generally recognized when the services are performed and billed. Labor based income is recognized in the month of service. Income from performance-based incentive fees is generally recorded at the end of a contract period when the amount to be received can be reasonably estimated. Payroll costs are expensed as incurred. Accounts receivable include both the income recognized as well as the actual media and production costs which are paid for by the Company and rebilled to clients at the Company's cost.

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

 FOREIGN CURRENCY TRANSLATION

     All balance sheet accounts of the Company's international operations are translated at the exchange rate in effect at each year end and statement of operation accounts are translated at the weighted average exchange rates prevailing during the year. Resulting translation adjustments are recorded as a component of other comprehensive income (loss). Foreign currency transaction gains and losses are reported in income. During 2002, 2001 and 2000, foreign currency transaction gains and losses were not material.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

 INTANGIBLES

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets. FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the excess of purchase price over the underlying fair value of the net assets of consolidated subsidiaries and nonconsolidated investments are recorded as goodwill by the Company. Other intangible assets are recognized separately from goodwill if at acquisition; they can be separated from the entity and be available for sale or exchange, or control over future economic benefits through legal or contractual rights can demonstrated. Goodwill and other intangible assets deemed to have indefinite lives are reviewed annually or upon indications of impairment. Intangible assets with determinable lives are amortized over their useful life.

     The amount of goodwill associated with consolidated subsidiaries and nonconsolidated investments was:

                                                                2002       2001
                                                              --------   --------
Balance at beginning of year................................  $211,812   $192,110
Additions...................................................    21,106     44,785
Amortization................................................        --    (14,390)
Impairment..................................................        --     (7,005)
Currency effect.............................................    10,581     (3,688)
                                                              --------   --------
Balance at end of year......................................  $243,499   $211,812
                                                              ========   ========

     As part of the annual evaluation, the carrying value of goodwill is compared to the fair value of the business units holding the goodwill at a regional level: North America, Europe, Asia and Latin America. For the purposes of the calculation, Asia and Latin America are then combined with North America and Europe reflecting the need to support multi-national clients in those markets. The excess of carrying value over fair value is deemed to be impaired and written-off. The Company completed the transitional and annual impairment tests of goodwill and intangible assets with indefinite lives as of March 31, 2002, and no impairment was identified.

     The 2001 and 2000 results on a historical basis do not reflect the provisions of FAS 142. Had the Company adopted FAS 142 on January 1, 2000, the historical net income and basic and diluted net income per common share would have been the adjusted amounts indicated below:

                                                  TWELVE MONTHS ENDED DECEMBER 31, 2001
                                          ------------------------------------------------------
                                                       BASIC EARNINGS PER   DILUTED EARNINGS PER
                                          NET INCOME      COMMON SHARE          COMMON SHARE
                                          ----------   ------------------   --------------------
Reported net income.....................   $(24,428)        $(18.46)              $(18.46)
Goodwill amortization...................     14,390           11.07                 11.07
                                           --------         -------               -------
Adjusted net income.....................   $(10,038)        $ (7.39)              $ (7.39)
                                           ========         =======               =======

                                                  TWELVE MONTHS ENDED DECEMBER 31, 2000
                                          ------------------------------------------------------
                                                       BASIC EARNINGS PER   DILUTED EARNINGS PER
                                          NET INCOME      COMMON SHARE          COMMON SHARE
                                          ----------   ------------------   --------------------
Reported net income.....................   $19,404           $15.70                $14.41
Goodwill amortization...................    12,108             9.36                  8.54
                                           -------           ------                ------
Adjusted net income.....................   $31,512           $25.06                $22.95
                                           =======           ======                ======

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

 INCOME TAXES

     The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides for appropriate foreign withholding taxes on unremitted earnings of consolidated and nonconsolidated foreign companies.

 MARKETABLE SECURITIES

     The Company has designated all its marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, based on publicly quoted market prices, with unrealized gains and losses reported as other comprehensive income (loss). Securities are written-off or written-down to their realizable value when other than temporary impairments are indicated.

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

 EARNINGS PER COMMON SHARE

     The computation of basic earnings per common share is based on the weighted average number of common shares outstanding and for diluted earnings per common share includes adjustments for the effect of the assumed exercise of dilutive stock options, the shares issuable pursuant to the Company's Senior Management Incentive Plan (see Notes to Consolidated Financial Statements) and the assumed conversion of the 8 1/2% Convertible Subordinated Debentures. For the purpose of computing basic earnings per common share, the Company's net income is decreased for dividends on the Preferred Stock and increased or decreased by the change in redemption value of the Preferred Stock during the relevant period. For the purpose of computing diluted earnings per common share, net income is also adjusted by the interest savings, net of tax, on the assumed conversion of the Company's 8 1/2% Convertible Subordinated Debentures.

 RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Financial Accounting Standard Board, issued Statement of Financial Accounting Standards No. 148 ("FAS 148"), Accounting for Stock-Based Compensation -- Transition and Disclosure which amends Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock-Based Compensation. FAS 148 provides alternative methods of transition to FAS 123's fair value method of accounting for stock-based employee compensation and amends the disclosure provisions of FAS 123. While the statement does not require companies to account for employee stock options using the fair value method,

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES the Company adopted FAS 123, effective January 1, 2003, using the prospective method as provided for in FAS 123 and to adopt the disclosure requirements of FAS 148 in 2003.

B.  INTERNATIONAL OPERATIONS

     The following financial data is applicable to the Company's consolidated international subsidiaries:

                                                         2002       2001       2000
                                                       --------   --------   --------
Current assets.......................................  $855,126   $742,415   $736,295
Current liabilities..................................   770,743    730,910    776,271
Other assets -- net of other liabilities.............   153,704    170,702    252,810
Net income (loss)....................................     7,551     (4,201)    16,774

     Consolidated retained earnings at December 31, 2002 include equity in unremitted earnings of nonconsolidated international companies of approximately $13,354.

C.  OTHER EXPENSE -- NET

     Details of other (expense) income -- net are:

                                                         2002       2001       2000
                                                       --------   --------   --------
Interest income......................................  $  5,642   $ 12,282   $ 14,526
Interest expense.....................................   (15,735)   (15,519)   (15,100)
Write-down of investments and marketable
  securities.........................................      (349)   (21,554)   (11,941)
(Loss) gain from the sale of marketable securities...      (348)      (208)       886
Dividends from affiliates............................        11         16          6
Other expense -- net.................................     1,001        617        911
                                                       --------   --------   --------
                                                       $ (9,778)  $(24,366)  $(10,712)
                                                       ========   ========   ========

D.  FIXED ASSETS

     Components of fixed assets -- at cost are:

                                                                2002        2001
                                                              ---------   ---------
Furniture, fixtures and equipment...........................  $ 230,883   $ 225,917
Leaseholds and leasehold improvements.......................    123,318     114,052
                                                              ---------   ---------
                                                                354,201     339,969
Accumulated depreciation and amortization...................   (214,260)   (184,720)
                                                              ---------   ---------
                                                              $ 139,941   $ 155,249
                                                              =========   =========

     During the year ended December 31, 2001, the Company recorded a non-cash charge of $5,400 for the write-off of leasehold improvements and fixed assets related to the disposal of more than 160,000 square feet of leased space.

E.  ACQUISITIONS AND RELATED COSTS

     For the years ended December 31, 2002, 2001 and 2000, the Company completed a number of acquisitions which enhanced its core advertising agency capabilities in selected markets and expanded its presence in specialized communications areas. Furthermore, the Company increased its stakes in majority-owned subsidiaries in certain markets. All acquisitions and increased investments were accounted for under

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES the purchase method and goodwill arising from these transactions is reviewed for impairment in accordance with the Company's policy. The purchase price and corresponding goodwill in connection with a number of the acquisitions may be increased by contingent payouts to certain of the sellers depending on the future earnings of the acquired entities.

     The aggregate purchase price for acquisitions and increased investments made in 2002 was $21,106. There were no individually material acquisitions in 2002.

     The aggregate purchase price for acquisitions and increased investments made in 2001 was $29,785. In addition, in 2001 the Company recorded a liability of $15,000 for a deferred purchase commitment, which was paid in 2002, in connection with an acquisition made in a prior year. None of the acquisitions were significant on an individual basis and the results of the operations from these acquired entities for the period were not material.

     In 2000, the aggregate purchase price for acquisitions and increased investments was $85,082. In July 2000, the Company completed the acquisition of Callegari Berville ("CB"), a French company for $43,000, in cash, in exchange for a 100% ownership. The Company also recorded a liability for acquisition related guaranteed deferred payments of $22,000 due and included in current liabilities in 2002. CB's net assets included $13,000 of cash which was included in the consolidated balance sheet at December 31, 2000.

     Pro-forma results of operations for 2002, 2001 and 2000 would not be materially different from the reported results.

     The Company estimates that it will be required to make future payments to acquire additional shares of subsidiary companies or to complete earn-out agreements pursuant to certain acquisition arrangements not reflected as liabilities on its consolidated balance sheet of approximately $60,007. Of such amount, approximately 54% is estimated to be paid from 2005 and beyond and the remainder over the period from 2003 to 2005. The foregoing information is estimated and the actual payments made will be dependent on future events including profit and other performance measures of a number of subject companies, the fulfillment and amendment of certain contractual obligations by third parties, the movement of exchange rates, the timing of when the Company or other parties choose to exercise certain contractual rights and other variables. Accordingly, these future payments are recorded as purchase price when paid.

F.  MARKETABLE SECURITIES AND OTHER INVESTMENT SECURITIES

     The marketable securities and other investment securities, by type of investment, held by the Company at December 31, 2002 and 2001 are as follows:

                                                               2002     2001
                   Marketable securities:                     ------   -------
  Maturities of one year or less:
     Money market funds.....................................  $  547   $   945
     Equity securities......................................   1,186       315
                                                              ------   -------
                                                               1,733     1,260
  Maturities greater than one year:
     Corporate bonds........................................   5,522     9,861
                                                              ------   -------
Total marketable securities.................................  $7,255   $11,121
                                                              ======   =======
Investment securities, primarily private equity
  securities................................................  $4,548   $ 4,426
                                                              ======   =======

     The Company had unrealized losses of $1,081 and $1,112 at December 31, 2002 and 2001, respectively, related primarily to investments in corporate bonds. The reduction in 2002 and 2001 in unrealized losses is attributable to the write-down of certain marketable securities. At December 31, 2002 and 2001, the

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

Company's investments in marketable securities, classified as long-term, had an average maturity of approximately 7.30 and 4.53 years, respectively.

     During the year ended December 31, 2001, the Company took a non-cash charge for the write-down of investments in Internet-related early stage businesses and certain marketable securities in the amount of $21,554.

G.  CREDIT ARRANGEMENTS AND LONG-TERM DEBT

     At December 31, 2002 and 2001, the Company had a revolving line of credit totaling $110,000 and $90,000, respectively. The amount drawn down on the revolver at December 31, 2002 and 2001 was $10,039 and $18,300, respectively. The Company had other lines of credit available to it in foreign countries in connection with short-term borrowing and bank overdrafts utilized in the ordinary course of business. The Company had $57,007 and $62,489 outstanding under other uncommitted lines of credit at December 31, 2002 and 2001, respectively. The weighted average interest rate for the borrowings under the uncommitted lines of credit was 5.19% and 5.97% at December 31, 2002 and 2001, respectively. The carrying amount of the debt outstanding under both the committed and uncommitted lines of credit approximates fair value because of the short maturities of the underlying notes. Consistent with industry practices in a number of countries, the Company, from time to time, directly or through a local media buying operation, is required to guarantee payment to the media suppliers in the form of performance bonds, letters of credit or other similar financial instruments which relate to liabilities shown in the Accounts Payable section of the Consolidated Balance Sheet.

     Occasionally, the Company enters into foreign currency contracts for known cash flows related to the repatriation of earnings from its international subsidiaries. The terms of each foreign currency contract entered into in 2002 and 2001 were for less than three months. At December 31, 2002 and December 31, 2001, there were no foreign currency contracts open.

     The Company has two outstanding loans from the Prudential Insurance Company of America ("Prudential"). The first loan of $75,000 from December 1997 has a fixed interest rate of 6.94% with the principal repayable in equal installments of $25,000 in December 2003, 2004 and 2005. This loan was renegotiated in March of 2003, with a fixed interest rate of 7.41%, with principle repayments of $25,000 in December 2007, 2008 and 2009, respectively. The second loan of $50,000 from November 2000 has a fixed interest rate of 8.17% and is repayable in two equal installments of $25,000 in November 2006 and 2007. The fair value of the renegotiated first loan and second loan is estimated to be $128,225 and $133,700 at December 31, 2002 and 2001, respectively. This estimate was determined using a discounted cash flow analysis using current interest rates for debt having similar terms and remaining maturities.

     The loans and the availability of the Company's committed lines of credit contain certain covenants related to the Company's capital, debt load and cash flow. As of December 31, 2002 and December 31, 2001, the Company was in compliance with these covenants.

     The remaining portion of long-term debt consists of 8 1/2% Convertible Subordinated Debentures, due December 31, 2003, which are currently convertible into 8.45 shares of Common Stock and an equal number of shares of Limited Duration Class B Common Stock ("Class B Common Stock"), subject to certain adjustments, for each $1 principal amount of such debentures. It is expected that working capital will not be utilized upon conversion at December 31, 2003 and, accordingly, the debentures remain classified as long-term debt. The debentures were issued in exchange for cash and a $3,000, 9% promissory note from the Chairman and Chief Executive Officer of the Company, payable on December 31, 2004 (included in Other Assets at December 31, 2002 and 2001). During each of the years 2002, 2001 and 2000, the Company paid to the officer interest of $257 pursuant to the terms of the debentures and the officer paid to the Company interest of $270 pursuant to the terms of the 9% promissory note.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

     Long-term debt at December 31, 2002 and 2001 is as follows:

                                                                2002       2001
                                                              --------   --------
Term loans..................................................  $125,000   $125,000
Convertible debentures......................................     3,025      3,025
                                                              --------   --------
Long-term debt..............................................  $128,025   $128,025
                                                              ========   ========

     The scheduled maturity of long-term debt is as follows:

YEARS ENDING
DECEMBER 31                                                    AMOUNT
------------                                                  --------
  2003......................................................  $  3,025
  2006......................................................    25,000
  2007......................................................    50,000
  2008......................................................    25,000
  2009......................................................    25,000
                                                              --------
                                                              $128,025
                                                              ========

     During 2002 and 2001, the Company borrowed against the cash surrender value of the life insurance policies that it owns on the life of its Chairman and Chief Executive Officer. The amounts borrowed at December 31, 2002 and 2001 are, respectively, $25,970 with an interest rate of 7.40% and $23,882 with an interest rate of 7.85%. The amounts borrowed are carried as a reduction of the related cash surrender value included in Other Assets. Of the amounts borrowed in 2002 and 2001, the Company received $843 and $811 in cash, respectively, and $1,245 was used in each year to pay premiums on the underlying life insurance policies.

     For the years 2002, 2001 and 2000, the Company made interest payments on all third party debt of $15,735, $15,519 and $15,115, respectively.

H.  REDEEMABLE PREFERRED STOCK

     As of December 31, 2002 and 2001, the Company had outstanding 20,000 shares of Series I Preferred Stock, and 5,000 shares each of Series II and Series III Preferred Stock. The holder of the Series I, Series II and Series III Preferred Stock is the Chairman and Chief Executive Officer of the Company. The terms of each class of Preferred Stock, including the basic economic terms relating thereto, are essentially the same. The redemption date for the Series I, Series II and Series III Preferred Stock is fixed at April 7, 2004, unless redeemed earlier under circumstances described below. The terms of the Series I, Series II and Series III Preferred Stock also give the holder, his estate or legal representative, as the case may be, the option to require the Company to redeem his Preferred Stock for a period of 12 months following his (i) death, (ii) permanent disability or permanent mental disability, (iii) termination of full-time employment for good reason or (iv) termination of full-time employment by the Company without cause.

     Each share of Preferred Stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock (subject to certain adjustments) upon redemption, less a fixed discount established upon the issuance of the Preferred Stock. The holder of each class of Preferred Stock is entitled to receive cumulative preferential dividends at the annual rate of $.25 per share, and to participate in dividends on one share of the Common Stock and one share of Class B Common Stock to the extent such dividends exceed the per share preferential dividend. In connection with his ownership of the Series I, Series II and Series III Preferred Stock, the holder issued to the Company full recourse promissory notes totaling $763 (included in Other Assets at December 31, 2002 and 2001) with a

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES maturity date of April 2004. The interest paid by the holder to the Company in 2002, 2001 and 2000 pursuant to the terms of these notes was approximately $69 in each year.

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

     The total carrying value of the Preferred Stock (applicable to those shares outstanding at each respective year-end) increased by $1,472 in 2002 and decreased by $1,815 in 2001, respectively. The change in carrying value represents the change in aggregate redemption value during those periods. This change is referred to as "Additional Capital Applicable to Redeemable Preferred Stock" in the respective Certificates.

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

J.  STOCK INCENTIVE PLAN

     The Company's 1994 Stock Incentive Plan ("Stock Incentive Plan") is the Company's active restricted stock and stock option plan. Under the Stock Incentive Plan, awards in the form of incentive or nonqualified stock options or restricted stock are available to be granted through June 2004 to officers and other key employees. A maximum of 500,000 shares of Common Stock is available for grant under the Stock Incentive Plan. Stock options cannot be granted at a price less than 100% of the fair market value of the shares on the date of grant. A committee of the Board of Directors ("Committee") determines the terms and conditions under which the awards may be granted, vest or are exercisable. Options must be exercised within ten years of the date of grant. Shares of restricted stock may be sold to participants at a purchase price determined by the Committee (which may be less than fair market value per share).

     The Stock Incentive Plan replaced the Restricted Stock Plan, the Executive Growth Plan, and the Nonqualified Stock Option Plan (collectively, the "Prior Plans"), and any shares available for granting of awards under the Prior Plans are no longer available for such awards. Options granted pursuant to the Prior Plans remain outstanding and in full force, and shares reserved thereunder remain so for such purposes. Under the Prior Plans, nonqualified and incentive stock options were granted to employees eligible to receive options

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES at prices not less than 100% of the fair market value of the shares on the date of grant. Options must be exercised within ten years of grant and for only specified limited periods beyond termination of employment.

     Transactions involving nonqualified options under the Stock Incentive and Prior Plans were:

                                                              NUMBER     WEIGHTED AVERAGE
                                                             OF SHARES    EXERCISE PRICE
                                                             ---------   ----------------
Outstanding, December 31, 1999.............................   178,886          $231
Granted....................................................    24,189           433
Exercised..................................................    (7,052)          210
Forfeited..................................................    (5,899)          297
                                                              -------
Outstanding, December 31, 2000.............................   190,124           255
Granted....................................................       800           621
Exercised..................................................    (7,586)          214
Forfeited..................................................    (3,350)          335
                                                              -------
Outstanding, December 31, 2001.............................   179,988           257
GRANTED....................................................     8,406           660
EXERCISED..................................................    (9,914)          168
FORFEITED..................................................    (2,750)          389
                                                              -------
OUTSTANDING, DECEMBER 31, 2002.............................   175,730           280
                                                              =======

     There were 121,736, 115,121, and 108,164 options exercisable and 260,119, 265,775, and 265,123 options available for grant at December 31, 2002, 2001 and 2000, respectively. The weighted average fair value of the options granted during 2002, 2001 and 2000 was $258, $296 and $235, respectively.

     The remaining weighted average contractual life and weighted average exercise price of options outstanding as of December 31, 2002 and the weighted average exercise price for options exercisable at December 31, 2002 are as follows:

                                        OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                          -----------------------------------------------   ----------------------------
                           NUMBER OF    WEIGHTED AVERAGE      WEIGHTED       NUMBER OF       WEIGHTED
                            SHARES         REMAINING          AVERAGE         SHARES         AVERAGE
RANGE OF EXERCISE PRICES  OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
------------------------  -----------   ----------------   --------------   -----------   --------------
$149-168..............       61,033        1.4 years            $149           61,033          $149
 187-196..............          650        3.0 years             192              650           192
     235..............       29,982        3.2 years             235           26,186           235
 272-282..............          300        4.3 years             276               --            --
 312-340..............       53,238        3.7 years             329           33,250           333
 403-640..............       24,084        7.5 years             454              617           464
 644-702..............        6,443        9.0 years             670               --            --
                            -------                                           -------
   Total..............      175,730                                           121,736
                            =======                                           =======

     In 2002, 5,593 shares of Restricted Stock were issued at a price of $1.00 per share. In 2001, 2,063 shares of Restricted Stock were issued at a price of $1.00 per share. In 2000, 4,821 shares of Restricted Stock were issued at a price of $1.00 per share. All stock is issued with restrictions as to transferability with various expiration dates between two and five years and is subject to forfeiture. In 2002, 3,857 restricted shares lapsed and no shares were forfeited and held in Treasury. In 2001, 100 restricted shares lapsed and 500 shares were forfeited and held in Treasury.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

     Compensation to employees under the Stock Incentive and Prior Plans of $4,947 in 2002, $3,728 in 2001 and $4,342 in 2000, representing the excess of the market value of restricted stock, at the date of issuance, over any cash consideration received, is carried as a reduction of Paid-In Additional Capital and is charged to income ($2,631 in 2002, $1,944 in 2001 and $1,275 in 2000)
over the related required period of service of the respective employees.

  PRO FORMA INFORMATION

     Pro forma information regarding net income and earnings per common share has been determined as if the Company had accounted for its employee stock options under the fair value method. The approximate fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted average assumptions for the years 2002, 2001 and 2000, respectively; risk-free interest rates of 4.96%, 4.73% and 6.60%; dividend yields of 0.61%, 0.65% and 0.93%; volatility factors of the expected market price of the Company's Common Stock of .30, .32 and .39; and a weighted-average expected life for the options of 7.0 years for 2002, and 10 years for 2001 and 2000.

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

                                                          2002       2001      2000
                                                         -------   --------   -------
Net Income (as reported)...............................  $18,255   $(24,428)  $19,404
Pro forma adjustment...................................     (977)     1,196    (1,069)
                                                         -------   --------   -------
Pro forma net income (loss)............................  $17,278   $(25,624)  $18,335
Pro forma earnings per common share:
  Basic................................................  $ 12.53   $ (19.38)  $ 14.87
  Diluted..............................................  $ 11.41   $ (19.38)  $ 13.66

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

K.  COMPUTATION OF EARNINGS PER COMMON SHARE

     The following table shows the amounts used in computing earnings per common share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                      FOR THE YEAR ENDED DECEMBER 31
                                                   ------------------------------------
                                                      2002         2001         2000
                                                   ----------   ----------   ----------
BASIC EARNINGS PER COMMON SHARE
Weighted-average shares..........................   1,245,856    1,237,880    1,230,696
                                                   ----------   ----------   ----------
Net income (loss)................................  $   18,255   $  (24,428)  $   19,404
Effect of dividend requirements and the change in
  redemption value of redeemable preferred
  stock..........................................      (1,713)       1,575          (85)
                                                   ----------   ----------   ----------
NET EARNINGS (LOSS) USED IN COMPUTATION..........  $   16,542   $  (22,853)  $   19,319
                                                   ----------   ----------   ----------
PER SHARE AMOUNT.................................  $    13.28   $   (18.46)  $    15.70
                                                   ==========   ==========   ==========
DILUTED EARNINGS PER COMMON SHARE
Weighted-average shares used in Basic............   1,245,856    1,237,880    1,230,696
Net effect of dilutive stock options and stock
  incentive plans(1).............................      83,714           --(2)     68,155
Assumed conversion of 8.5% Convertible
  Subordinated Debentures........................      51,128           --(2)     51,128
                                                   ----------   ----------   ----------
ADJUSTED WEIGHTED-AVERAGE SHARES.................   1,380,698    1,237,880    1,349,979
                                                   ----------   ----------   ----------
Net earnings (loss) used in Basic................  $   16,542   $  (22,853)  $   19,319
8.5% Convertible Subordinated Debentures interest
  net of income tax effect.......................         143           --          140
                                                   ----------   ----------   ----------
NET EARNINGS (LOSS) USED IN COMPUTATION..........  $   16,685   $  (22,853)  $   19,459
                                                   ----------   ----------   ----------
PER SHARE AMOUNT.................................  $    12.08   $   (18.46)  $    14.41
                                                   ==========   ==========   ==========

---------------

(1) For the year ended December 31, 2002, 20,211 shares were expected to be issued pursuant to the terms of the Senior Management Incentive Plan. Due to the anti-dilutive result of the diluted EPS calculation for 2001, shares issued pursuant to the terms of the Senior Management Incentive Plan were excluded from the calculation. For the year ended December 31, 2000, 15,501 shares were expected to be issued pursuant to the terms of the Senior Management Incentive Plan.

(2) For the year ended December 31, 2001, the assumed exercise of stock options, issuances under stock incentive plans and the assumed conversion of the 8 1/2% Convertible Subordinated Debentures each had an anti-dilutive effect. As such, these items have been excluded from the diluted EPS calculation.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

L.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. At December 31, 2002 and 2001, the Company had deferred tax assets and deferred tax liabilities as follows:

                                                              DEFERRED TAX ASSETS
                                                                 (LIABILITIES)
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Deferred compensation.......................................  $ 31,581   $ 27,996
Accrued expenses............................................    10,036      8,964
Depreciation................................................     1,944      2,778
Foreign net operating losses................................    33,084     33,285
Tax on unremitted foreign earnings and other................     1,282        (84)
                                                              --------   --------
                                                                77,927     72,939
Valuation allowance.........................................   (26,891)   (27,305)
                                                              --------   --------
Net deferred tax assets.....................................  $ 51,036   $ 45,634
                                                              ========   ========
Included in:
  Other current assets......................................  $ 13,611   $ 13,163
  Other assets..............................................    37,425     32,471
                                                              --------   --------
                                                              $ 51,036   $ 45,634
                                                              ========   ========

     The components of income (loss) of consolidated companies before taxes on income are as follows:

                                                          2002       2001      2000
                                                         -------   --------   -------
Domestic...............................................  $22,477   $(15,999)  $13,645
Foreign................................................   20,495     11,883    40,579
                                                         -------   --------   -------
                                                         $42,972   $ (4,116)  $54,224
                                                         =======   ========   =======

     Provisions (benefits) for Federal, foreign, state and local income taxes consisted of the following:

                                     2002                 2001                 2000
                              ------------------   ------------------   ------------------
                              CURRENT   DEFERRED   CURRENT   DEFERRED   CURRENT   DEFERRED
                              -------   --------   -------   --------   -------   --------
Federal.....................  $10,189   $(1,952)   $ 3,932   $(4,938)   $15,694   $(9,353)
Foreign.....................    9,611    (1,601)    10,951       140     16,979       953
State and local.............    5,781      (499)     4,287      (285)     5,784      (305)
                              -------   -------    -------   -------    -------   -------
                              $25,581   $(4,052)   $19,170   $(5,083)   $38,457   $(8,705)
                              =======   =======    =======   =======    =======   =======

     The Company has not recognized a tax benefit on capital losses relating to the write-down of investments as the realization thereof is not certain.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

     The effective tax rate varied from the statutory Federal income tax rate as follows:

                                                              2002    2001     2000
                                                              ----   ------    ----
Statutory Federal tax rate..................................  35.0%    35.0%   35.0%
State and local income taxes, net of Federal income tax
  benefits..................................................   8.0    (63.2)    6.6
Difference in foreign tax rates inclusive of net operating
  losses without tax benefit................................   5.4   (187.5)   11.4
Withholding tax on unremitted foreign earnings..............   0.9     (0.1)    0.1
Other -- net................................................   0.8      3.5     1.8
Capital loss and write-down of investments..................    --   (129.9)     --
                                                              ----   ------    ----
                                                              50.1%  (342.2)%  54.9%
                                                              ====   ======    ====

     During the years 2002, 2001 and 2000, the Company made income tax payments of $17,409, $28,212 and $29,141, respectively.

     The tax benefit resulting from the difference between compensation expense deducted for tax purposes and compensation expense charged to income for restricted stock and nonqualified stock options is recorded as an increase to Paid-in Additional Capital.

     At December 31, 2002, the Company had cumulative net operating losses attributable to foreign subsidiaries of approximately $115,000. The duration over which the tax benefits attributable to these losses may be realized varies on a country by country basis, but in no instance will any of the benefits expire before 2004. Since a portion of the benefits may fail to be realized, a valuation allowance has been reflected.

M. RETIREMENT PLANS, DEFERRED COMPENSATION, EXECUTIVE OFFICER LOANS, LEASES AND CONTINGENCIES

     1. The Company's Profit Sharing Plan is available to eligible employees of Grey and qualifying subsidiaries meeting certain eligibility requirements. This plan provides for contributions by the Company at the discretion of the Board of Directors, subject to maximum limitations, as well as employee pre-tax contributions. The Company also maintains a noncontributory Employee Stock Ownership Plan covering eligible employees of the Company and qualifying subsidiaries, under which the Company may make contributions in stock or cash to an Employee Stock Ownership Trust (ESOT) in amounts each year as determined at the discretion of the Board of Directors. The Company did not contribute to the ESOT in 2002. The Company made stock contributions to the ESOT in 2001 and 2000.

     The Company and the ESOT have certain rights to purchase shares from participants whose employment has terminated. In addition to the two plans noted above, a number of subsidiaries maintain separate profit sharing and retirement arrangements. Furthermore, the Company also provides additional retirement and deferred compensation benefits to certain executive officers and employees. The Company maintains a Senior Management Incentive Plan ("Plan") in which deferred compensation is granted to senior executive or management employees deemed important to the continued success of the Company. The Plan has operated as an ongoing series of individual plans each with terms of five years. The latest plan in the series commenced in 1998 and provides for awards to be made through 2002. Awards vest to participants after the conclusion of the fifth year of continued employment following admission to the plan, including the year the participant was admitted. The amount recorded as an expense related to the Plan amounted to $5,423, $0 and $8,209 in 2002, 2001 and 2000, respectively. Approximately $2,712, $0 and $2,975 of plan expense incurred in 2002, 2001 and 2000, respectively, will be payable in Common Stock in accordance with the terms of the Plan. The awards payable in Common Stock were converted into an equivalent number of shares of Common Stock, based on the average of the market values on the last 15 business days of the calendar year. The net increase to Paid-in Additional Capital for the 2002 Plan is $2,711 and relates to the future obligation to issue Common Stock. At

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

December 31, 2002, approximately 19,853 shares are payable in Common Stock pursuant to the Plan of which 14,358 were vested.

     2. In 1995, the Company and its Chairman and Chief Executive Officer entered into an agreement extending the term of his employment agreement with the Company through December 31, 2002. In 2001, the agreement was amended, extending the term of his employment agreement through December 31, 2004. This agreement further provides for the deferral of certain compensation otherwise payable to the Chairman and Chief Executive pursuant to his employment agreement and the payment of such deferred compensation into a grantor trust established with United States Trust Company of New York. The purpose of the trust arrangement is to ensure the Company's ability to deduct compensation paid to the Chairman and Chief Executive Officer without the application of Section 162(m) of the Internal Revenue Code ("Section"). The Section, under certain circumstances, denies a tax deduction to an employer for certain compensation expenses in excess of $1,000 per year paid by a publicly held corporation to certain of its executives. Amounts deferred and paid into the trust, as adjusted for the earnings and gains or losses on the trust assets, will be paid to the Chairman and Chief Executive Officer or to his estate, as the case may be, following the expiration of his employment agreement, or the termination of his employment by reason of death or disability. In 1998, the Company began making payments to the grantor trust which are to be used to fund a pension obligation to be payable to the Chairman and Chief Executive Officer over the eleven year period following the normal expiration of his current employment agreement ("pension period"). The initial pension deposit was for $1,040 with annual pension deposits of $360 ratably payable through 2004.

     The amount of the pension to be paid to the Chairman and Chief Executive Officer will depend on, and be limited to, the funds in the grantor trust during the pension period. In addition, upon termination of his employment prior to the commencement of the pension period or upon his death, any undistributed funds in the grantor trust would be paid to him or his estate, as the case may be, in satisfaction of any future obligations with respect to this pension.

     At December 31, 2002 and 2001, the value of the trust was $32,189 and $28,622, respectively, and is included in Other Assets and the Company's related deferred compensation obligation for the same amount is included in Other Liabilities.

     Amounts charged to expense related to the foregoing plans and benefits aggregated $35,955 in 2002, $28,876 in 2001 and $40,917 in 2000.

     3. An executive officer has outstanding loans with the Company totaling $500 as of December 31, 2002 and $700 as of December 31, 2001 which are reflected in Other Assets. In 2002, $200 of the loan was forgiven, and included in salaries and employee related expenses by the Company. The second installment of $500 will be forgiven on December 31, 2004, assuming his continued employment through that date.

     In connection with a 1992 exercise of stock options, the Company received a cash payment of $67 and a note from the Chairman and Chief Executive Officer of the Company in the amount of $3,170, due in December 2001, bearing interest at the rate of 6.06%, the then current, comparable U.S. Treasury Note rate. In addition, and in accordance with the terms of the option agreement, the holder of the options issued to the Company a promissory note in the principal amount of $2,340 bearing interest at the same U.S. Treasury Note rate of 6.06%, payable in December 2001, to settle his obligation to provide the Company with funds necessary to pay the required withholding taxes due upon the exercise of the options. A portion of the second note ($1,556) equal to the tax benefit received by the Company upon exercise and the full amount of the note for $3,170 are reflected in a separate component of common stockholders' equity. Both notes were modified in 2001 to extend their due dates to November 2006 and modify the interest rate to the comparable U.S. Treasury Note rate at the time of extension of 3.93%. The interest paid to the Company by the holder pursuant to the terms of the two notes issued in connection with the option exercise was $217 in 2002 and $334 in 2001 and 2000.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

     4. Rental expense amounted to approximately $63,155 in 2002, $62,251 in 2001 and $55,321 in 2000. Approximate minimum rental commitments, excluding escalations, under non-cancelable operating leases are as follows:

2003........................................................  $ 61,608
2004........................................................    56,758
2005........................................................    51,474
2006........................................................    47,161
2007........................................................    44,140
Beyond 2007.................................................    76,635
                                                              --------
                                                              $337,776
                                                              ========

     5. Since March 2001, the Company has been cooperating with a criminal investigation being conducted by U.S. Department of Justice Antitrust Division. The investigation relates to the Graphic Services Department ("Department") of the Company's New York Division of Grey Worldwide and several former vendors of the Department. Since March 2002, federal criminal charges have been pending against Mr. Mitchell Mosallem, who served as Director of the Department until December 31, 2001. Those charges allege, among other things, that Mosallem and others (including other employees in the Department)conspired (1) to restrain trade by rigging bids and allocating contracts for certain graphic services performed for a client of the Company; (2) to charge clients of the Company in excess of amounts appropriately chargeable, including charges for cost overruns on unrelated work and the cost of certain entertainment or other goods or services provided to Mosallem and other Company employees; and (3) to obtain kickbacks from former vendors of the Department. In November 2002, two of Mosallem's codefendants -- a vendor known as The Color Wheel, Inc. and its principal owner, Haluk Ergulec -- pleaded guilty to various charges, including conspiracy to defraud the Company and its clients. In that connection, the government filed with the court a written plea agreement identifying the Company as a victim of Ergulec's offenses and requiring Ergulec to pay $1.1 million to the Company in restitution. Several other individuals associated with former vendors to the Department have pleaded guilty to federal charges relating to the allegations against Mosallem. The government also has indicated that it is examining whether there is Company responsibility in this matter. In February 2002, the Company hired from outside the Company a new Director of the Department. In addition, Deloitte & Touche was retained on behalf of the Company to conduct a comprehensive review of the Department, to recommend improved policies and procedures, and to assist in the determination of remedial action as appropriate.

N.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of the quarterly unaudited results of operations for the years ended December 31, 2002 and 2001 follows:

                                                                FOR THE THREE MONTHS ENDED
                                   -------------------------------------------------------------------------------------
                                        MARCH 31               JUNE 30            SEPTEMBER 30           DECEMBER 31
                                   -------------------   -------------------   -------------------   -------------------
                                     2002       2001       2002       2001       2002       2001       2002       2001
                                   --------   --------   --------   --------   --------   --------   --------   --------
                                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Commissions and fees.............  $285,581   $304,851   $290,082   $314,260   $290,441   $295,964   $333,604   $301,938
Income (loss) from
  operations(1)..................    12,948      5,699      6,919      9,727      8,409      6,645     24,474     (1,821)
Net income (loss)................     4,314        245      1,670      2,427      2,755      1,510      9,516    (28,610)
Earnings (loss) per Common Share:
  Basic..........................  $   3.21   $   0.27   $   1.26   $   1.89   $   1.92   $   1.33   $   6.90   $ (21.88)
  Diluted........................  $   2.92   $   0.27   $   1.16   $   1.73   $   1.76   $   1.23   $   6.27   $ (21.88)

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

---------------

Rounding differences may arise upon accumulation of quarterly per share data.

(1) Income of consolidated companies before taxes on income and other expense -- net.

     In the fourth quarter of 2001, the Company took a non-cash charge of $32,200 consisting of write-offs or write-downs of investments in Internet-related early stage businesses, certain marketable securities and impaired goodwill, and the write-off of leasehold improvements and fixed assets related to disposal of more than 160,000 square feet of leased space.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

O.  INDUSTRY SEGMENT AND RELATED INFORMATION

     The Company is not engaged in more than one industry segment. The Company is domiciled in the United States and evaluates performance by geographic region based on profit or loss before income taxes. Commissions and fees are attributed to the geographic region that generates billings. The percentages shown in the caption for commissions and fees indicate the approximate proportion of each amount that relates to the United States only. The percentages are based on a 3 year average for 2002, 2001 and 2000. Commissions and fees, operating profit, interest income/expense, and related identifiable assets at December 31, 2002, 2001 and 2000, are summarized below according to geographic region:

                                     NORTH AMERICA                        EUROPE                      OTHER
                             ------------------------------   ------------------------------   -------------------
                               2002       2001       2000       2002       2001       2000       2002       2001
                             --------   --------   --------   --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Commissions and fees.......  $555,234   $539,169   $584,396   $517,643   $534,697   $532,096   $126,831   $143,147
                             --------   --------   --------   --------   --------   --------   --------   --------
Operating profit (loss)....    35,409      8,566     22,830     14,414     12,965     42,031      2,927     (1,281)
Interest (expense)
  income -- net............    (7,166)    (3,220)     4,240     (4,014)       806     (1,082)     1,089       (823)
Other (expense) income.....       181    (18,009)   (10,137)       133     (2,690)        38          0       (430)
                             --------   --------   --------   --------   --------   --------   --------   --------
(Loss) income of
  consolidated companies
  before taxes on income...  $ 28,423   $(12,663)  $ 16,933   $ 10,533   $ 11,081   $ 40,987   $  4,016   $ (2,534)
                             ========   ========   ========   ========   ========   ========   ========   ========
Equity in earnings of
  nonconsolidated
  affiliated companies.....
Identifiable assets........  $866,713   $883,454   $954,575   $991,769   $833,285   $880,674   $200,607   $168,388
Investments in and advances
  to nonconsolidated
  affiliated companies.....
Total assets...............

                              OTHER                 CONSOLIDATED
                             --------   ------------------------------------
                               2000        2002         2001         2000
                             --------   ----------   ----------   ----------
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Commissions and fees.......  $130,956   $1,199,708   $1,217,013   $1,247,448
                             --------   ----------   ----------   ----------
Operating profit (loss)....        75       52,750       20,250       64,936
Interest (expense)
  income -- net............    (3,732)     (10,091)      (3,237)        (574)
Other (expense) income.....       (39)         314      (21,129)     (10,138)
                             --------   ----------   ----------   ----------
(Loss) income of
  consolidated companies
  before taxes on income...  $ (3,696)  $   42,974   $   (4,116)  $   54,224
                             ========   ==========   ==========   ==========
Equity in earnings of
  nonconsolidated
  affiliated companies.....             $      817   $   (1,191)  $    1,317
                                        ==========   ==========   ==========
Identifiable assets........  $137,873   $2,059,089   $1,885,127   $1,973,122
Investments in and advances
  to nonconsolidated
  affiliated companies.....                 14,750       14,679       16,198
                                        ----------   ----------   ----------
Total assets...............             $2,073,839   $1,899,806   $1,989,320
                                        ==========   ==========   ==========

     Commissions and fees from one client amounted to 10.1%, 9.2% and 10.2% of the consolidated total in 2002, 2001 and 2000, respectively.

     Commissions and fees from the United States amounted to 94.0%, 93.7% and 94.1% of the North American total in 2002, 2001 and 2000, respectively.

                               INDEX TO EXHIBITS

 NUMBER ASSIGNED TO
EXHIBIT (I.E. 601 OF
  REGULATION S-K)                        DESCRIPTION OF EXHIBITS
--------------------                     -----------------------
        3.01           Restated Certificate of Incorporation of Grey Global Group
                       Inc. ("Grey"). (Incorporated herein by reference to Exhibit
                       3.1 to Grey's Current Report on Form 8-K, dated July 13,
                       2000, filed with the SEC pursuant to Section 13 of the 1934
                       Act.)
        3.02           By-Laws of Grey as amended.
        4.01           Stockholder Exchange Agreement, dated as of April 7, 1994, by and between Grey and Edward H. Meyer. (Incorporated
                       herein by reference to Exhibit 10(a) of Grey's Current
                       Report on Form 8-K, dated April 7, 1994, filed with the SEC pursuant to Section 13 of the 1934 Act.)
        4.02           Purchase Agreement, dated as of December 10, 1983, between
                       Grey and Edward H. Meyer relating to the sale to Mr. Meyer of Grey's 8 1/2% Convertible Debentures, of even date
                       therewith ("Convertible Debenture"). (Incorporated herein by reference to Exhibit 3.08 to Grey's Annual Report on Form
                       10-K for the fiscal year ended December 31, 1983.)
        4.03           Extension Agreement, dated as of November 19, 1991 between
                       Grey and Edward H. Meyer relating to the extension of the
                       maturity dates of the Convertible Debenture and related
                       Promissory Note. (Incorporated herein by reference to
                       Exhibit 3.07 to Grey's Annual Report on Form 10-K for the
                       fiscal year ended December 31, 1991.)
        4.04           Form of Convertible Debenture. (Incorporated herein by
                       reference to Exhibit 3.09 to Grey's Annual Report on Form
                       10-K for the fiscal year ended December 31, 1983.)
        4.05           Extension Agreements dated as of July 29, 1996 between Grey and Edward H. Meyer relating to the extension of the
                       maturity dates of the Convertible Debenture and related
                       Promissory Note. (Incorporated herein by reference to
                       Exhibit 4.01 and 4.02 to Grey's Quarterly Report on Form
                       10-Q for the quarter ended June 30, 1996.)
        9.01           Voting Trust Agreement, dated as of December 1, 1989, among the several Beneficiaries, Grey and Edward H. Meyer as
                       Voting Trustee. (Incorporated herein by reference to Exhibit
                       9.03 to Grey's Annual report on Form 10-K for the fiscal
                       year ended December 31, 1989.)
        9.02           Amended and Restated Voting Trust Agreement, dated as of
                       February 24, 1986, as amended and restated as of August 31,
                       1987 and again amended and restated as of March 21, 1994,
                       among the several Beneficiaries where-under, Grey and Edward
                       H. Meyer as Voting Trustee. (Incorporated herein by
                       reference to Exhibit 9.04 to Grey's Annual Report on Form
                       10-K for the fiscal year ended December 31, 1993.)
       10.01*          Employment Agreement, dated as of February 9, 1984, between
                       Grey and Edward H. Meyer ("Meyer Employment Agreement").
                       (Incorporated herein by reference to Exhibit 10.01 to Grey's
                       Annual Report on Form 10-K for the fiscal year ended
                       December 31, 1983.)
       10.02*          Amendments Two through Eleven to Meyer Employment Agreement.
                       (Incorporated herein by reference to Exhibit 10.02 to Grey's
                       Annual Report on Form 10-K for the fiscal year ended
                       December 31, 1985, Exhibit 10.03 to Grey's Annual Report on
                       Form 10-K for the fiscal year ended December 31, 1987,
                       Exhibit 1 to Grey's Current Report on Form 8-K, dated May 9,
                       1988, filed with the SEC pursuant to Section 13 of the 1934
                       Act, Exhibit 2 to Grey's Current Report on Form 8-K, dated
                       May 9, 1988, filed with the SEC pursuant to Section 13 of
                       the 1934 Act, Exhibit I to Grey's Current Report on Form
                       8-K, dated June 9, 1989, filed with the SEC pursuant to
                       Section 13 of the 1934 Act, Exhibit 10.07 to Grey's Annual
                       Report on Form 10-K for the fiscal year ended December 31,
                       1990, Exhibit 10.03 to Grey's Annual Report on Form 10-K for
                       the fiscal year ended December 31, 1994, Exhibit 10.03 to
                       Grey's Annual Report on Form 10-K for the fiscal year ended
                       December 31, 1997, Exhibit 10.01 to Grey's Quarterly Report
                       on Form 10-Q for the quarter ended March 31, 1998, and
                       Exhibit 10.03 to Grey's Annual Report on Form 10-K for the
                       fiscal year ended December 31, 2001, respectively.)

 NUMBER ASSIGNED TO
EXHIBIT (I.E. 601 OF
  REGULATION S-K)                        DESCRIPTION OF EXHIBITS
--------------------                     -----------------------
       10.03*          Deferred Compensation Trust Agreement dated March 22, 1995
                       ("Trust Agreement"), by and between Grey and United States
                       Trust Company of New York. (Incorporated herein by reference to Exhibit 10.04 to Grey's Annual Report on Form 10-K for
                       the fiscal year ended December 31, 1994.)
       10.04*          First and Second Amendments to Trust Agreement (Incorporated
                       herein by reference to Exhibit 10.05 to Grey's Annual Report on Form 10-K for the fiscal year ended December 31, 1995,
                       and Exhibit 10.02 to Grey's Quarterly Report on Form 10-Q
                       for the quarter ended March 31, 1998, respectively.)
       10.05*          Employment Agreement dated as of July 21, 2000, by and
                       between Grey and Steven G. Felsher. (Incorporated herein by reference to Exhibit 10.05 to Grey's Annual Report on Form
                       10-K for the fiscal year ended December 31, 2000.)
       10.06*          Grey Advertising Inc. Book Value Preferred Stock Plan, as
                       amended. (Incorporated herein by reference to Exhibit 4.1 to
                       Grey's Current Report on Form 8-K, dated June 14, 1983,
                       filed with the SEC pursuant to Section 13 of the 1934 Act.)
       10.07*          Grey Advertising Inc. Amended and Restated Senior Executive
                       Officer Pension Plan. (Incorporated herein by reference to
                       Exhibit 10.08 to Grey's Annual Report on Form 10-K for the
                       fiscal year ended December 31, 1984.)
       10.08*          Grey Advertising Inc. 1998 Senior Management Incentive Plan
                       (Incorporated herein by reference to Exhibit A to Grey's
                       Annual Meeting Proxy Statement dated August 17, 1998.)
       10.09*          Stock Option Agreement, dated as of October 13, 1984, by and between Grey and Edward H. Meyer ("1984 Option Agreement").
                       (Incorporated herein by reference to Exhibit 10.15 to Grey's
                       Annual Report on Form 10-K for the fiscal year ended
                       December 31, 1985.)
       10.10*          Promissory Notes I and II dated as of November 26, 2001 from
                       Edward H. Meyer to Grey delivered pursuant to the 1984
                       Option Agreement. (Incorporated herein by reference to
                       Exhibit 10.11 to Grey's Annual Report on Form 10-K for the
                       fiscal year ended December 31, 2001.)
       10.11*          Stock Option Agreement, effective as of January 5, 1995, by and between Grey and Edward H. Meyer. (Incorporated herein by reference to Exhibit 13 to Amendment No. 8 to the
                       Statement on Schedule 13D, dated as of March 10, 1995, filed by Edward H. Meyer.)
       10.12*          Stock Option Agreement effective as of November 26, 1996, by and between Grey and Edward H. Meyer. (Incorporated herein by reference to Exhibit 15 to Amendment No. 10 to the
                       Statement on Schedule 13D, dated as of February 11, 1997,
                       filed by Edward H. Meyer.)
       10.13*          Stock Option Agreement, effective as of January 23, 1998, by and between Grey and Edward H. Meyer. (Incorporated herein by reference to Exhibit 16 to Amendment No. 11 to the
                       Statement on Schedule 13D, dated as of March 13, 1998, filed by Edward H. Meyer.)
       10.14           Registration Rights Agreement, dated as of June 5, 1986,
                       between Grey and Edward H. Meyer. (Incorporated herein by
                       reference to Exhibit 12 to Amendment No. 8 to the Statement on Schedule 13D, dated as of March 10, 1995, filed by Edward
                       H. Meyer.)
       10.15*          Grey Advertising Inc. amended and restated 1994 Stock
                       Incentive Plan. (Incorporated herein by reference to Exhibit
                       10.02 to Grey's Quarterly Report on Form 10-Q for the
                       quarter ended September 30, 1996.)
       10.16           Note Agreement, dated as of December 23, 1997, by and
                       between Grey and the Prudential Insurance Company of
                       America. (Incorporated herein by reference to Exhibit 10.20 to Grey's Annual Report on Form 10-K for the fiscal year
                       ended December 31, 1997.)

 NUMBER ASSIGNED TO
EXHIBIT (I.E. 601 OF
  REGULATION S-K)                        DESCRIPTION OF EXHIBITS
--------------------                     -----------------------
       10.17           Note Agreement, dated as of November 13, 2000 by and between
                       Grey and the Prudential Insurance Company of America ("2000
                       Note Agreement")(Incorporated herein by reference to Exhibit
                       99.1 to Grey's Current Report on Form 8-K dated November 13,
                       2000, filed with the SEC pursuant to Section 13 of the 1934
                       Act.)
       10.18           First through third Amendments dated as of December 31,
                       2000, December 31, 2001 and March 14, 2003 respectively, to the 2000 Note Agreement.
       10.19           Note Agreement dated as of March 14, 2003 by and between
                       Grey and Prudential Insurance Company of America.
       10.20           Credit Agreement dated as of December 21, 2001, among Grey,
                       HSBC Bank USA, Fleet National Bank and JP Morgan Chase Bank.
                       (Incorporated herein by reference to Exhibit 10.19 to Grey's
                       Annual Report on Form 10-K for the fiscal year ended
                       December 31, 2001.)
       10.21           Extension Agreement dated as of December 20, 2002 among
                       Grey, HSBC Bank USA, Fleet National Bank and JP Morgan Chase
                       Bank.
       10.22*          Bonuses -- Grey has paid bonuses to certain of its executive officers (including those who are directors) and employees in prior years including 2002, and may do so in future
                       years. Bonuses have been and may be in the form of cash,
                       shares of stock or both although Grey presently does not
                       have any plans to pay stock bonuses. Bonuses are not granted pursuant to any formal plan.
       10.23*          Director's Fees -- It is the policy of Grey to pay each of its non-employee directors a fee of $4,500 per fiscal
                       quarter and a fee of $4,000 for each meeting of the Board of
                       Directors attended. This policy is not embodied in any
                       written document.
       10.24*          Deferred Compensation Agreement, dated December 23, 1981,
                       between Grey and Mark N. Kaplan, regarding deferral of
                       payment of director's fees to which Mr. Kaplan may become
                       entitled. (Incorporated herein by reference to Exhibit 10.18 to Grey's Annual Report on Form 10-K for the fiscal year
                       ended December 31, 1982.)
       10.25*          On March 23, 1978, Grey's Board of Directors, at a meeting thereof held on such date, approved an arrangement whereby
                       Grey is required to accrue for Edward H. Meyer, the
                       difference between the amount contributed by Grey on behalf of Mr. Meyer under the Profit Sharing Plan and Grey's
                       Employee Stock Ownership Plan, and the amount which would
                       have been contributed to such plans on his behalf had such plans not contained maximum annual limitations on
                       contributions and credits, as required by the Employee
                       Retirement Income Security Act of 1974. Such accrual is to be paid to Mr. Meyer as if it had been contributed to his
                       account under the Profit Sharing Plan. Such arrangement is not embodied in any written document.
       10.26           Lease, dated as of July 1, 1978, by and between Grey and
                       William Kaufman and J. D. Weiler, regarding space at 777
                       Third Avenue, New York, New York ("Main Lease").
                       (Incorporated herein by reference to Exhibit 10.21 to Grey's
                       Annual Report on Form 10-K for the fiscal year ended
                       December 31, 1982.)
       10.27           First through Eighteenth Amendments to Main Lease
                       (Incorporated herein by reference to Exhibits 10.22, 10.23,
                       10.24, 10.25, 10.26, 10.27, 10.28 and 10.29 to Grey's Annual
                       Report on Form 10-K for the fiscal year ended December 31,
                       1982, Exhibit 10.30 to Grey's Annual Report on Form 10-K for
                       the fiscal year ended December 31, 1983, Exhibits 10.33 and
                       10.34 to Grey's Annual Report on Form 10-K for the fiscal
                       year ended December 31, 1984, Exhibits 10.35 and 10.36 to
                       Grey's Annual Report on Form 10-K for the fiscal year ended
                       December 31, 1985, Exhibit 10.36 to Grey's Annual Report on
                       Form 10-K for the fiscal year ended December 31, 1986,
                       Exhibit 10.27 to Grey's Annual Report on Form 10-K for the
                       fiscal year ended December 31, 1997, and Exhibit 10.26 to
                       Grey's Annual Report on Form 10-K for the fiscal year ended
                       December 31, 1998, respectively.)
       21.01           Subsidiaries of Grey

 NUMBER ASSIGNED TO
EXHIBIT (I.E. 601 OF
  REGULATION S-K)                        DESCRIPTION OF EXHIBITS
--------------------                     -----------------------
       23.01           Consent of Independent Auditors
       99.01           Certification of CEO and CFO Pursuant to 18 U.S.C. Section
                       1350, as Adopted Pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002.

---------------

* Management contract or compensatory plan or arrangement identified in compliance with Item 14(c) of the rules governing the preparation of this report.

10K-Exhibits