Form 10-K/A
period 2002-12-31
GREY GLOBAL GROUP INC
filed 2003-04-30
CIK 43952

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes[X] No [ ].

         The aggregate market value of the voting stock held by non-affiliates of registrant was $627,999,081 as at June 30, 2002.

         The registrant had 1,073,578 shares of its common stock, par value $.01 per share, and 207,568 shares of its Limited Duration Class B Common Stock, par value $.01 per share, outstanding as at March 1, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the annual proxy statement to be furnished in connection with the registrant's 2003 annual meeting of stockholders are incorporated by reference into Part III.

================================================================================

         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the year ended December 31, 2002 on Form 10-K as set forth in the pages attached hereto:

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

                                            GREY GLOBAL GROUP INC.
                                            (Registrant)

                                        By: /s/ STEVEN G. FELSHER
                                            -----------------------
                                            Vice Chairman,
                                            Principal Financial Officer,
                                            Secretary and Treasurer

                                        Dated: April 29, 2003

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ("COMPANY").

         Set forth below is certain information concerning the Company's directors:

                                                                                                          PERCENT
                                                                                          NO. OF             OF
                                                                                         SHARES OF          VOTES
                                                                             TERM/        VOTING            CAST
                                                                            OFFICE         STOCK             BY
                                                               DIRECTOR      WILL          OWNED           VOTING
        NAME(a)                 AGE       OCCUPATION(b)          SINCE      EXPIRE    BENEFICIALLY(c)      SHARES
----------------------          ---   ---------------------    --------     -------   --------------      -------
Victor J. Barnett               70    Former Chairman,           2001       2004            200(e)           --(f)
                                      Burberry Ltd

Mark N. Kaplan                  73    Of counsel, Skadden,       1973         --(h)       2,200(e)           --(f)
                                      Arps, Slate, Meagher &
                                      Flom, LLP, law firm(d)

Edward H. Meyer                 76    Chairman of the Board,     1961       2003        519,841(g)        70.58%
                                      President and Chief
                                      Executive Officer

Daniel S.Shapiro                64    Partner, Schulte Roth &    2002       2005             --             --
                                      Zabel, LLP, law firm

-------------------
(a) There is no family relationship between any director and any other director or executive officer of the Company.

(b) The position of Mr. Meyer is with the Company, and he has served the Company for more than the past five years.

         Mr.Kaplan also serves on the boards of directors of American Biltrite, Inc., Autobytel, Inc., Congoleum, Inc., DRS Technologies, Inc., REFAC Technology Development Corporation and Volt Information Sciences, Inc.

         Mr. Meyer is also a director of Ethan Allen Interiors, Inc. and Harman International Industries, Inc.

(c) Represents beneficial interests in shares of the Company's Common Stock, Class B Stock and Series I, II and III Preferred Stock. Information is as of March 1, 2003.

(d) Skadden, Arps, Slate, Meagher & Flom LLP, a law firm for which Mr. Kaplan serves of counsel, has provided certain legal services to the Company in 2002 and 2003.

(e) Mr. Barnett owns 200 shares of Common Stock. Mr. Kaplan owns 1,100 shares of each of Common Stock and Class B Stock.

(f)      Represents less than 1.0% of the votes entitled to be cast.

(g) Mr. Meyer beneficially owns 104,684 shares of Common Stock and 110,053 shares of Class B Stock, as to which he, as the Voting Trustee under the Voting Trust Agreement (as hereinafter defined), exercises voting power, and 20,000 shares of the Series I Preferred Stock, and 5,000 shares of each of the Series II and of the Series III Preferred Stock, representing approximately 9.8%, 53.0%, 100%, 100% and 100% of each class, respectively. Also includes shares held pursuant to the Voting Trust Agreement, as to which Mr. Meyer, as the Voting Trustee, exercises voting power, and shares of Common Stock and Class B Stock held in the Company's Employee Stock Ownership Plan as to which Mr. Meyer exercises shared voting power by virtue of his membership on the committee charged with its administration. Also includes shares of Common Stock (2.4%) and Class B Stock (12.3%) issuable upon conversion of the Company's 8 -1/2% Convertible Subordinated Debentures owned by Mr. Meyer after giving effect to the assumed conversion thereof and shares of Common Stock (8.4%) issuable upon exercise of currently exercisable stock options owned by Mr. Meyer and shares of Common Stock issuable upon exercise of stock options which are exercisable by beneficiaries under the Voting Trust Agreement after giving effect to the assumed exercise thereof. Does not include shares of Common Stock issuable to beneficiaries under the Voting Trust Agreement upon exercise of options which are not currently exercisable.

(h) Mr. Kaplan was elected by the holder of the Series I Preferred Stock and serves until the election of his successor.

         Directors who are not employees of the Company receive a fee of $4,500 per quarter and a fee of $4,000 for each meeting of the Board attended. Directors who are also employees receive no remuneration for serving on the Board. Under an agreement with the Company, Mr. Kaplan has elected to have payment of his director's fees deferred until he retires from the Board. The Company will match, at the request of a Director, on an annual basis up to $10,000 in charitable contributions made by each non-employee Director. Mr. Barnett has elected not to avail himself of this benefit. The Audit Committee, which is comprised of Messrs. Barnett, Kaplan and Shapiro, reviews the services of the Company's independent auditors, the preparation of the Company's financial statements and the maintenance of internal controls by the Company. During 2002 the Audit Committee met five times. Each member of the Audit Committee attended all of the meetings. Each member of the Audit Committee is independent as defined in the Nasdaq listing standards. The Audit Committee operates pursuant to the Charter of the Audit Committee adopted by the Board on June 12, 2000. Messrs. Barnett, Kaplan and Shapiro comprise the Company's Compensation Committee, which is charged with overseeing matters relating to senior executive compensation. The Company does not have a standing nominating committee. Members of the Audit Committee and the Compensation Committee receive $1,000 for attendance at each meeting of each such committee which does not fall on the same day as a meeting of the Board.

         Information concerning the Company's executive officers is included in
Part I of this report.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         In early 2003, Mr. Kreisberg, an Executive Officer of the Company, filed his Form 3 Initial Statement of Beneficial Ownership of Securities late. Mr. Kreisberg had no transactions to report within the period during which the filing was delayed.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of its Chief Executive Officer and each of the four other most highly compensated executive officers of the Company with respect to the three most recently completed fiscal years of the Company:


                                                                              LONG-TERM COMPENSATION
                                              ANNUAL COMPENSATION           -------------------------
                                      ----------------------------------       REST.         STOCK      ALL OTHER
          NAME AND POSITION            YEAR      SALARY(2)     BONUS(2)     STOCK($)(3)    OPTIONS(#)    COMP.(1)
-----------------------------------   ------    ----------     ---------    ----------     ----------    ----------
Edward H. Meyer....................    2002     $3,300,000     $ 450,000       -- 0 --      -- 0 --     $1,016,117
   Chairman, President and             2001      3,300,000       225,000       -- 0 --      -- 0 --         72,999
   Chief Executive Officer             2000      2,900,000       450,000       -- 0 --      -- 0 --      1,314,756

Robert L. Berenson.................    2002     $  625,000     $ 100,000       -- 0 --      -- 0 --     $  403,906
   Vice Chairman,                      2001        625,000       -- 0 --       -- 0 --      -- 0 --         20,263
   General Manager                     2000        625,000       170,000       -- 0 --      -- 0 --        292,080

Steven G. Felsher..................    2002     $  600,000     $ 250,000    $  210,375          300     $  312,935
   Vice Chairman,                      2001        600,000       125,000       183,450          300          5,035
   Chief Financial Officer,            2000        600,000       250,000       899,250        1,500        261,735
   Secretary and Treasurer

Neil I. Kreisberg..................    2002     $  437,500     $ 175,000    $   66,650      -- 0 --     $   88,835
   Group Executive Vice President      2001        400,000       150,000       -- 0 --      -- 0 --          5,935
   Executive Managing Director         2000        400,000       195,000       -- 0 --      -- 0 --         52,635

Stephen A. Novick..................    2002     $  825,000     $ 200,000       -- 0 --      -- 0 --     $  125,870
   Vice Chairman,                      2001        825,000       125,000       -- 0 --      -- 0 --         12,970
   Chief Creative                      2000        825,000       100,000       -- 0 --      -- 0 --        217,096
   Officer

------------

(1) All Other Compensation in 2002 includes: (i) contributions of $7,900 in 2002 to the Company's qualified defined contribution plans on behalf of the named executives; (ii) respective insurance premium expense coverage or reimbursement of $70,768, $18,725, $5,035, $5,935 and
         $12,970 in 2002, for Messrs. Meyer, Berenson, Felsher, Kreisberg and Novick; (iii) accruals in the amounts of $124,000 for Mr. Meyer in 2002 generally in respect of amounts which would have been allocated to Mr. Meyer's accounts under the Company's qualified defined contribution programs for such year but for certain limitation determined under the Federal tax laws; (iv) respective allocations under the Company's Senior Management Incentive Plan ("SMIP") in 2002 for Messrs. Meyer, Berenson, Felsher, Kreisberg and Novick of $813,449, $100,000, $300,000, $75,000 and $105,000; and (v) $200,000 of loan forgiveness in
         2002 and $125,000 of loan forgiveness in 2000 in respect of Mr. Berenson's indebtedness to the Company.

(2) Includes amounts paid into a deferred compensation trust on Mr. Meyer's behalf. (See "Certain Relationships and Related Transactions.")

(3) Respective grants of restricted Common Stock pursuant to the Company's 1994 Stock Incentive Plan in 2002 for Messrs. Felsher and Kreisberg of 300 and 100 shares, which restricted shares vest at a rate of one-third per year beginning on July 22, 2005 for Mr. Felsher and vest on April 1, 2005 for Mr. Kreisberg. As of December 31, 2002 Messrs. Felsher and Kreisberg owned 2,100 and 100 shares of restricted Common Stock with a value of $1,283,310 and $61,110 respectively.

AGGREGATE OPTIONS EXERCISED IN 2002 AND STOCK OPTION VALUES AS AT DECEMBER 31, 2002(1)

                                                                                               VALUE OF
                                                                     NUMBER OF               UNEXERCISED
                                                                    UNEXERCISED              IN-THE-MONEY
                                                                    OPTIONS AT                OPTIONS AT
                                SHARES                          DECEMBER 31, 2002          DECEMBER 31, 2002
                               ACQUIRED        VALUE       --------------------------   -------------------------
            NAME              ON EXERCISE   REALIZED(2)     EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----------------------------  -----------   -----------    --------------------------   -------------------------
Edward H. Meyer.............      --            --                  90,000 / 0           $       34,384,000 / 0
Robert L. Berenson..........      --            --                   5,000 / 0           $        2,313,000 / 0
Steven G. Felsher...........      --            --               3,166 / 2,934           $  1,406,983 / 517,652
Neil Kreisberg                                                       0 / 1,000           $          0 / 186,100
Stephen A. Novick...........      --            --                   3,500 / 0           $        1,619,100 / 0

--------
(1)      All options relate to shares of Common Stock.

(2) "Value Realized" represents the market price of the Common Stock on the date of exercise less the exercise price paid.

OPTION GRANTS IN THE LAST FISCAL YEAR

                                                                         INDIVIDUAL GRANTS
                                              -------------------------------------------------------------------
                                                                  % OF TOTAL
                                                                    OPTIONS
                                               NUMBER OF SHARES   GRANTED TO   EXERCISE                GRANT DATE
                                              UNDERLYING OPTIONS   EMPLOYEES    PRICE                   PRESENT
       NAME                                        GRANTED(1)       IN 2002    ($/SHARE)   EXP. DATE    VALUE(2)
------------------                            -----------------   ----------   ---------   ---------   ----------
Steven G. Felsher                                    300             3.6%      $ 702.25     7-22-12    $81,771.00

----------

(1) Options granted to acquire Common Stock at market price on the date of grant under the Company's 1994 Stock Incentive Plan. The options are exercisable at a rate of one-third per year beginning on the initial exercise date, which for Mr. Felsher is July 22, 2005.

(2) Amounts based on the modified Black-Scholes option prices model with the following assumptions: exercise price equal to fair market value on the date of grant, ten year option term, interest rate of 4.15% and a dividend rate of .57%. There is no assurance that value realized by an optionee will be at or near the value estimated by this pricing model. Should the stock price not rise above the option price, the optionee will realize no gain.

SENIOR EXECUTIVE OFFICER POST-EMPLOYMENT COMPENSATION PLAN

         The Senior Executive Officer Post-Employment Compensation Plan provides that certain qualified officers of the Company and its subsidiaries will be entitled upon retirement at or after the age of 60 to a lifetime supplemental pension of a maximum of $60,000 per year depending, in part, upon the date of retirement. Persons who are executive vice presidents of the Company, or more senior, or are designated senior executive officers of certain of the Company's subsidiaries, and who have met certain age and length of service requirements, and have been designated by the Board of Directors of the Company, are participants under the plan. In addition, a surviving spouse of a recipient of a pension under the plan is entitled to an annual pension equal to a maximum of $30,000, depending, in part, upon the date of retirement of the deceased participant, for the shorter of such spouse's life and 20 years. Each of the named executives were participants under the plan. In addition, the Company has certain understandings whereby certain additional pension amounts may be paid to Messrs. Berenson, Felsher and Novick. Furthermore, the Company has agreed to make certain payments ("pension deposits") to a trust established with the United States Trust Company of New York which would be used to fund a pension obligation to be payable to Mr. Meyer over the eleven year period following the normal expiration of his current employment agreement ("pension period"). Annual pension deposits of $610,000 are to be made through 2004 contingent on Mr. Meyer's continued employment. The amount of the pension to be paid to Mr. Meyer will be dependent on, and be limited to, the funds in the trust during the pension period. In addition, upon termination of Mr. Meyer's employment prior to the commencement of the pension period or upon his death, any undistributed funds in the trust would be paid to Mr. Meyer or his estate, as the case may be, in satisfaction of any future obligations with respect to this pension.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         As of March 1, 2003 the Company had outstanding 1,073,578 shares of Common Stock and 207,568 shares of Class B Stock. To the knowledge of the Board of Directors as of March 1, 2003 no stockholder owned of record or beneficially more than 5% of the Company's outstanding Shares of Common Stock, Class B Stock or Preferred Stock except as indicated below.

                                                                     AMOUNT OF SHARES
                                                                       AND NATURE OF
                                   NAME AND ADDRESS OF RECORD          BENEFICIAL OR     PERCENTAGE
    TITLE OF CLASS                    OR BENEFICIAL OWNER            RECORD OWNERSHIP     OF CLASS
-----------------------    --------------------------------------    ----------------    ----------
Common Stock...........    Edward H. Meyer, as Voting Trustee            130,839(a)         12.2
                           under a Voting Trust Agreement, dated
                           as of February 24, 1986, and as
                           subsequently amended ("Voting Trust
                           Agreement"), among the Voting Trustee,
                           the Company and the Beneficiaries of
                           the Voting Trust Agreement 777 Third
                           Avenue,
                           New York, New York 10017

                           Edward H. Meyer                               220,248(b)         18.5
                           777 Third Avenue
                           New York, New York 10017

                           The committee administering the                13,981(c)          1.3
                           Company's Employee Stock
                           Ownership Plan
                           777 Third Avenue
                           New York, New York 10017

                           Ariel Capital Management, Inc.                338,950(d)         31.6
                           200 E. Randolph Drive
                           Chicago, Illinois 60601

                           Brookside Capital Partners Fund, L.P.          75,648(e)          7.0
                           111 Huntington Avenue
                           Boston, Massachusetts 02199

                           Tweedy, Browne Company LLC                     61,289(f)          5.7
                           350 Park Avenue
                           New York, New York 10022

                           All executive officers and directors          280,267(h)         23.2
                           as a group

Class B Stock..........    Edward H. Meyer                               128,366(a)         61.8
                           Trustee under the Voting Trust
                           Agreement
                           777 Third Avenue
                           New York, New York 10017

                           Edward H. Meyer                               135,617(b)         58.2
                           777 Third Avenue
                           New York, New York 10017

                           The committee administering the                56,944(c)         27.4
                           Company's Employee Stock
                           Ownership Plan
                           777 Third Avenue
                           New York, New York 10017

                           Jerry Green                                    12,100(g)          5.8
                           c/o Union Securities, Inc.
                           Two Pershing Square
                           2300 Main Street
                           Kansas City, MO  64108

                           All executive officers and directors          211,974(h)         90.9
                           as a group

Series I, Series II and    Edward H. Meyer                                30,000(i)        100.0
  Series III Preferred     777 Third Avenue
  Stock................    New York, New York 10017

-----------
(a) Represents voting power only. Does not include shares issuable upon exercise of options which are, however, contractually bound to be deposited pursuant to the Voting Trust Agreement. In general, investment power over the shares deposited in the voting trust established pursuant to the Voting Trust Agreement is retained by the several beneficiaries of the Voting Trust Agreement. (See "Certain Relationships and Related Transactions" below.)

(b) Includes shares of Common Stock and of Class B Stock, as the case may be, issuable upon conversion of the Company's 8-

         1/2% Convertible Subordinated Debentures owned by Mr. Meyer, and shares of Common Stock issuable upon exercise of stock options which are currently exercisable (after giving effect to the assumed conversion and exercise thereof) and Mr. Meyer's beneficial interest in shares of Common Stock and Class B Stock deposited by him pursuant to the Voting Trust Agreement as to which he retains investment power. Does not include shares of Common Stock (1.3% of such class) and of Class B Stock (27.4%) held in the Company's Employee Stock Ownership Plan as to which Mr. Meyer exercises shared voting power by virtue of his membership on the committee charged with its administration. Does not include shares of Common Stock and Class B Stock held in trust for Mr. Meyer's children which have been deposited with the Voting Trust under the Voting Trust Agreement, or shares of Common Stock or of Class B Stock as to which Mr. Meyer exercises voting power by virtue of being the Voting Trustee under the Voting Trust Agreement (other than shares deposited in the Voting Trust by Mr. Meyer).

(c) The committee which administers the Company's Employee Stock Ownership Plan exercises voting power over shares held in such plan, and is comprised of Mr. Meyer and Steven G. Felsher.

(d) Information based on the Company's understanding of publicly filed material. Ariel Capital Management, Inc., a registered investment advisor, together with a related entity, on behalf of its clients, has sole dispositive and voting power with respect to the shares listed.

(e) Information based on the Company's understanding of publicly filed material. Brookside Capital Partners Fund, L.P., a registered investment advisor, together with related entities, on behalf of its clients, has sole or shared dispositive and voting power with respect to the shares listed.

(f) Information based on the Company's understanding of publicly filed material. Tweedy, Browne Company LLC, a registered investment advisor, on behalf of its clients, has been a long-term investor in the Company, has sole or shared dispositive and voting power with respect to the shares listed.

(g) Information based on the Company's understanding of publicly filed material. Jerry Green, an investor in the Company, has sole voting and dispositive power with respect to the shares listed.

(h) Includes shares of Common Stock (1.3% of such class) and of Class B Stock (27.4%), as the case may be, as to which certain executive officers exercise shared voting power by virtue of their membership on the committee administering the Company's Employee Stock Ownership Plan. Includes shares of Common Stock and Class B Stock as to which the Voting Trustee (Mr. Meyer) under the Voting Trust Agreement exercises voting power. Includes shares of Common Stock and of Class B Stock issuable upon conversion of the Company's 8-1/2% Convertible Subordinated Debentures owned by Mr. Meyer and shares of Common Stock issuable upon exercise of stock options which are exercisable by beneficiaries under the Voting Trust Agreement, who are obliged, under the terms of the Voting Trust Agreement, to deposit in the Voting Trust shares acquired subsequent to the execution of the Voting Trust Agreement, after giving effect to the assumed conversion and exercise thereof. Does not include shares of Common Stock issuable to beneficiaries under the Voting Trust Agreement upon exercise of stock options which are not presently exercisable.

(i) Represents 20,000 shares of Series I Preferred Stock, and 5,000 shares of each of the Company's Series II and Series III Preferred Stock, of which classes Mr. Meyer owns 100% of the outstanding shares.

EQUITY COMPENSATION PLAN INFORMATION

                                                                                              Number of Securities Remaining
                         Number of Securities to be Issued    Weighted-Average Exercise    Available For Future Issuance Under
                           Upon Exercise of Outstanding     Price of Outstanding Options,       Equity Compensation Plans
   Plan Category           Options, Warrants And Rights          Warrants and Rights       (excluding Securities in Column (a))
   -------------         ---------------------------------  -----------------------------  ------------------------------------
                                        (a)                             (b)                                 (c)
EQUITY COMPENSATION
 PLANS APPROVED BY
 SECURITY HOLDERS....

1994 Stock Incentive
 Plan                               175,730                         $280.00                             260,119

Senior Management
 Incentive Plan                      20,211                             n/a                             179,789

EQUITY COMPENSATION
 PLANS NOT APPROVED
 BY SECURITY HOLDERS.                 -0-                               n/a                               -0-

TOTAL..........                     195,941                         $280.00                             439,908

-------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During 1996, pursuant to an earlier employment arrangement with Mr. Berenson, the Company loaned Mr. Berenson $700,000, $200,000 of which was forgiven by the Company in early 2002 and $500,000 of which is forgivable by the Company dependent on Mr. Berenson's continued employment through 2004. In addition, in 1999 the Company agreed with Mr. Berenson that upon a change in control of the Company and the involuntary termination of Mr. Berenson's employment or material diminution of his status resulting in him terminating his employment, he shall be entitled to continued salary for one year following such event and the immediate vesting of all of his currently-held theretofore unvested stock options and allocations under SMIP, and the forgiveness of his outstanding loans detailed above.

         The Company has an employment agreement with Mr. Felsher providing for his continued employment with the Company through July 21, 2005. The agreement also provides for an annual salary of $600,000 for Mr. Felsher's services, and for the annual grant of 300 shares of restricted stock and options to acquire 300 shares of Company stock at the then pertaining market value. In addition, in the event Mr. Felsher's employment is terminated without cause or good reason he shall be entitled to a payment equal to the greater of his principal annual aggregate compensation multiplied by 1.4 and the amounts which would have been paid during the then remainder of his agreement. In such event, as well, all of Mr. Felsher's unvested benefits under Company plans will vest.

         The Company has an employment agreement with Mr. Meyer, which provides for Mr. Meyer's employment with the Company through December 31, 2004. The agreement also provides for a minimum annual salary of $3,550,000 for Mr. Meyer's services as Chief Executive Officer. If the Company terminates Mr. Meyer's full-time employment as Chief Executive Officer without cause (as defined in the agreement), or if Mr. Meyer effects such termination due to a change of control of the Company or other good reason specified in the agreement, Mr. Meyer will receive $3,000,000 in consideration of his employment. The agreement further provides that the Company will defray premiums on life insurance policies on Mr. Meyer's life payable to a beneficiary designated by him; the Company paid $35,399 in premiums in respect of these policies in 2002. The employment agreement also provides that Mr. Meyer may, for a period subsequent to his termination of full-time employment as Chief Executive Officer, provide the Company with consulting services for compensation at the rate of $10,000 per month. If the Company terminates Mr. Meyer's full-time employment as Chief Executive Officer without cause, or if Mr. Meyer effects such termination due to a change in control of the Company or for other good reason, Mr. Meyer will receive a lump sum payment equal to his then current aggregate remuneration multiplied by the greater of the number of years remaining in the term of the employment agreement and the number three. In such event, Mr. Meyer will also have an option to sell to the Company each share of the Common Stock and the Class B Stock which he then owns at the per share market value of the Common Stock. Mr. Meyer's agreement also provides that, (subject to reduction or suspension in the event Mr. Meyer becomes disabled or is in breach of his agreement) following his termination of employment, the Company will, among other things, provide Mr. Meyer for the remainder of his life, with an office and related office staff and facilities and, for a period of five years, the continued use of a car and driver. The Company has also agreed to reimburse Mr. Meyer for certain business expenses incurred by him during the five year period following termination of his employment of up to $100,000 per year, with such amount being adjusted for increases in the consumer price index until the date of termination of his employment. During such five year period, Mr. Meyer has also been charged with the responsibility of overseeing a certain portion of the Company's charitable contributions and, thus, will see to the contribution to charities of $100,000 per year of the Company's funds.

         Mr. Meyer's employment agreement also provides for the deferral of certain compensation otherwise payable to him and the payment of such deferred compensation into a trust established with United States Trust Company of New York. The purpose of the trust arrangement is to enhance the Company's ability to deduct compensation paid to Mr. Meyer without the application of Section 162(m) of the Internal Revenue Code ("Section") at such times as the monies are paid to Mr. Meyer from the trust. The Section, under certain circumstances, denies a tax deduction to an employer for certain compensation expenses in excess of $1,000,000 per year paid by a publicly-held corporation to certain of its executives. For 2002, all W-2 compensation attributable to Mr. Meyer in excess of $1,000,000 was deferred and paid into the trust. In 2003 and subsequent years, such compensation as shall be timely elected by Mr. Meyer shall be deferred and paid into the trust provided that no such election or failure to elect shall cause any compensation paid to Mr. Meyer to be non-deductible by reason of the Section. Amounts deferred and paid into the trust shall be paid to Mr. Meyer or to his estate, as the case may be, upon the expiration of Mr. Meyer's employment agreement, or the termination of his employment by reason of death or disability. For the purpose of the presentation of Mr. Meyer's compensation in the Summary Compensation Table hereinabove provided, the amounts deferred and paid into the trust are deemed having been paid to Mr. Meyer.

         In 1983, the Company sold and issued $3,025,000 principal amount of its 8-1/2% Convertible Subordinated Debentures, due December 31, 2003, to Mr. Meyer in consideration of a purchase price of equal amount, of which $25,000 was paid in cash and the remainder by delivery of Mr. Meyer's long-term 9% full recourse promissory note in the principal amount of $3,000,000, due December 31, 2004. The Debentures are convertible at any time into one share of Common Stock and one share of Class B Stock, at a current conversion price of $118.33, subject to adjustment upon the occurrence of certain events. During 1992, Mr. Meyer exercised certain stock options which had been granted to him in 1984, and, in connection therewith pursuant to the stock option agreement, issued to the Company his promissory note in the amount of $3,169,690, representing the exercise price in excess of the par value of the shares issued on exercise, which amount was paid in cash, and his promissory note in the amount of $2,339,998, representing the amount of tax required to be withheld in connection with such option exercise (collectively the "Stock Option Notes"). In November 2001, the Company, extended the maturity dates of the Stock Option Notes, which had originally been scheduled to mature in December 2001, by having Mr. Meyer deliver replacement promissory notes ("Replacement Notes") which mature in December 2006. The interest rate pertaining to both the Stock Option Notes and the Replacement Notes is the Applicable Federal Rate set by the Internal Revenue Service on the date of issue, and is 6.06% and 3.93% respectively. Mr. Meyer is also indebted to the Company in the aggregate amount of $762,950 pursuant to long-term 9%, full recourse promissory notes delivered to the Company in connection with Mr. Meyer's purchase of shares of Series I Preferred Stock, Series II Preferred Stock and Series III Preferred Stock (collectively, the "Preferred Stock"). The redemption date of the Preferred Stock is fixed at April 7, 2004. The terms of the Preferred Stock also give Mr. Meyer or his estate, as the case may be, the option to require the Company to redeem his Preferred Stock for a period of 12 months following his (i) death, (ii) permanent disability or permanent mental disability, (iii) termination of full-time employment for good reason or (iv) termination of full-time employment by the Company without cause.

         If Mr. Meyer had been terminated effective December 31, 2002 under circumstances which would have resulted in payment of the special severance detailed in the foregoing description of his agreement, the amount then payable to him would have been $26,832,360. Other than pursuant to the loans described above in connection with Mr. Meyer's securities and Mr. Berenson's arrangements, no executive named above is indebted to the Company for more than $60,000. Certain key employees of the Company, including the named executives and certain members of their immediate families ("Beneficiaries"), have entered into the Voting Trust Agreement, as amended in 1987 and 1994, pursuant to which the Beneficiaries have deposited the shares of Common Stock and Class B Stock owned by them into a voting trust. The Beneficiaries have also agreed to deposit into the voting trust shares of Common Stock or Class B Stock hereafter acquired by them. The trust was extended in 1994 and will continue until 2004. Mr. Meyer has been designated the sole Voting Trustee. Beneficiaries retain the sole authority to receive dividends and, in general, to dispose of their shares held in the voting trust. The Company has entered into indemnification agreements with each of the members of the Board of Directors providing, generally, for the fullest indemnification permitted by law.

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Edward H. Meyer, certify that:

1. I have reviewed this amendment to annual report on Form 10-K/A of Grey Global Group Inc.;

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

         Date: April 28, 2003

                                                  /s/ Edward H. Meyer
                                                  -------------------
                                                  Name: Edward H. Meyer
                                                  Title: Chief Executive Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Steven G. Felsher, certify that:

1. I have reviewed this amendment to annual report on Form 10-K/A of Grey Global Group Inc;

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

         Date: April 28, 2003

                                                  /s/Steven G. Felsher
                                                  --------------------
                                                  Name: Steven G. Felsher
                                                  Title: Chief Financial Officer