Form 10-Q
period 2003-03-31
GREY GLOBAL GROUP INC
filed 2003-05-15
CIK 43952

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

           FOR THE QUARTER ENDED MARCH 31, 2003


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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in rule 12b-2 of the Act)  Yes [X]     No [ ]

     As of April 30, 2003, the total number of shares outstanding of Registrant's Common Stock, par value $0.01 per share ("Common Stock"), was 1,074,974 and of Registrant's Limited Duration Class B Common Stock, par value $0.01 per share ("Class B Common Stock"), was 207,506.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             GREY GLOBAL GROUP INC.
                     AND CONSOLIDATED SUBSIDIARY COMPANIES

                                     INDEX

                                                              PAGE NO.
                                                              --------
Financial Statements:
  Condensed Consolidated Balance Sheets.....................      2
  Condensed Consolidated Statements of Operations...........      3
  Condensed Consolidated Statements of Cash Flows...........      4
  Notes to Condensed Consolidated Financial Statements......      5
Management's Discussion and Analysis of Financial Condition
  and Results of Operations.................................     10
Other Information...........................................     13
Signatures..................................................     15
Index to Exhibits...........................................

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,     DECEMBER 31,
                                                                  2003          2002(A)
                                                              ------------   -------------
                                                              (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                  AND PER SHARE DATA)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................   $  303,550     $  351,006
  Marketable securities.....................................          752          1,733
  Accounts receivable.......................................      992,379      1,030,665
  Expenditures billable to clients..........................       67,750         78,364
  Other current assets......................................      117,244        100,189
                                                               ----------     ----------
Total current assets........................................    1,481,675      1,561,957
Investments in and advances to nonconsolidated affiliated
  companies.................................................       15,782         14,750
Fixed assets -- at cost, less accumulated depreciation of
  $227,850 in 2003 and $214,260 in 2002.....................      138,611        139,941
Marketable securities.......................................        2,133          5,522
Intangible assets...........................................      261,073        243,499
Other assets -- including loans to executive officers of
  $5,047 in 2003 and 2002...................................      109,951        108,170
                                                               ----------     ----------
Total assets................................................   $2,009,225     $2,073,839
                                                               ==========     ==========
                       LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $1,218,016     $1,292,808
  Notes payable to banks....................................       62,953         67,046
  Accrued expenses and other................................      279,431        270,860
  Income taxes payable......................................       27,453         26,066
                                                               ----------     ----------
Total current liabilities...................................    1,587,853      1,656,780
Other liabilities, including deferred compensation of
  $55,139 in 2003 and $57,766 in 2002.......................       69,537         78,900
Long-term debt..............................................      128,025        128,025
Minority interest...........................................       19,599         22,977
Redeemable Preferred Stock -- at redemption value; par value
  $0.01 per share; authorized 500,000 shares; issued and
  outstanding 30,000 shares in 2003 and 2002................       10,366          9,652
Common stockholders' equity:
  Common Stock -- par value $0.01 per share; authorized
    50,000,000 shares; issued 1,267,866 shares in 2003 and
    1,265,905 shares in 2002................................           13             13
  Limited Duration Class B Common Stock -- par value $0.01
    per share; authorized 10,000,000 shares; issued 234,443
    shares in 2003 and 234,705 shares in 2002...............            2              2
  Paid-in additional capital................................       57,009         54,488
  Retained earnings.........................................      191,972        188,956
  Accumulated other comprehensive loss:
    Cumulative translation adjustment.......................      (12,445)       (22,743)
    Unrealized loss on marketable securities................         (853)        (1,081)
                                                               ----------     ----------
  Total accumulated other comprehensive loss................      (13,298)       (23,824)
                                                               ----------     ----------
  Loans to officer used to purchase Common Stock and Limited
    Duration Class B Common Stock...........................       (4,726)        (4,726)
                                                               ----------     ----------
                                                                  230,972        214,909
  Less -- cost of 193,444 and 195,444 shares of Common Stock and 26,937 shares of Limited Duration Class B Common
    Stock held in treasury in 2003 and 2002.................       37,127         37,404
                                                               ----------     ----------
Total common stockholders' equity...........................      193,845        177,505
                                                               ----------     ----------
Total liabilities and common stockholders' equity...........   $2,009,225     $2,073,839
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

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                  2003           2002
                                                              ------------   ------------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                  AND PER SHARE DATA)
Commissions and fees........................................   $  297,643     $  285,581
Expenses:
  Salaries and employee related expenses....................      195,169        192,364
  Office and general expenses...............................       88,094         80,269
                                                               ----------     ----------
                                                                  283,263        272,633
                                                               ----------     ----------
                                                                   14,380         12,948
Other expense -- net........................................       (3,287)        (2,555)
                                                               ----------     ----------
Income of consolidated companies before taxes on income.....       11,093         10,393
Provision for taxes on income...............................        5,214          4,681
                                                               ----------     ----------
Income of consolidated companies............................        5,879          5,712
Minority interest applicable to consolidated companies......         (997)        (1,847)
Equity in earnings of nonconsolidated affiliated
  companies.................................................          189            449
                                                               ----------     ----------
Net income..................................................   $    5,071     $    4,314
                                                               ==========     ==========
Net income applicable to common shareholders:
     Net Income.............................................   $    5,071     $    4,314
     Effect of dividend requirement and the change in
      redemption value of redeemable preferred stock........         (774)          (315)
                                                               ----------     ----------
Net income applicable to common shareholders................   $    4,297     $    3,999
                                                               ==========     ==========
Weighted average number of common shares outstanding
     Basic..................................................    1,262,132      1,247,801
     Diluted................................................    1,389,996      1,381,557
Earnings per common share
     Basic..................................................   $     3.41     $     3.21
     Diluted................................................   $     3.12     $     2.92
Dividends per common share..................................   $     1.00     $     1.00
                                                               ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                              -------------------------
                                                                 2003          2002
                                                              -----------   -----------
                                                                (IN THOUSANDS, EXCEPT
                                                              SHARE AND PER SHARE DATA)
OPERATING ACTIVITIES
Net income..................................................    $  5,071      $  4,314
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization of fixed assets.............      10,012         9,809
  Deferred compensation amortization........................       2,080           494
  Equity in (loss) of non-consolidated affiliated companies, net of dividends received of $122 in 2003 and $32 in
     2002...................................................         (67)         (417)
  Loss (gain) from the sale of marketable securities........          45          (241)
  Loss on the write-down of marketable securities...........         116            --
  Minority interest applicable to consolidated companies....         997         1,847
  Restricted stock expense..................................         616           636
  Deferred income taxes.....................................       1,001          (571)
  Changes in operating assets and liabilities...............     (52,040)      (66,311)
                                                                --------      --------
Net cash used in operating activities.......................     (32,169)      (50,440)
INVESTING ACTIVITIES
Purchases of fixed assets...................................      (5,555)       (6,338)
Trust fund deposits.........................................          --           (89)
(Increase) decrease in investments in and advances to
  nonconsolidated affiliated companies......................        (965)          838
Proceeds from the sale of marketable securities.............       4,184           761
Purchases of investment securities..........................        (154)         (112)
Increase in intangibles, primarily goodwill.................      (8,883)       (4,397)
                                                                --------      --------
Net cash used in investing activities.......................     (11,373)       (9,337)
FINANCING ACTIVITIES
(Repayments of) short-term borrowings.......................      (6,966)      (11,468)
Cash dividends paid on common shares........................      (1,281)       (1,265)
Cash dividends paid on redeemable Preferred Stock...........         (60)          (60)
Proceeds from exercise of stock options.....................         695           984
                                                                --------      --------
Net cash used in financing activities.......................      (7,612)      (11,809)
Effect of exchange rate changes on cash.....................       3,698        (8,702)
                                                                --------      --------
Decrease in cash and cash equivalents.......................     (47,456)      (80,288)
Cash and cash equivalents at beginning of period............     351,006       276,602
                                                                --------      --------
Cash and cash equivalents at end of period..................    $303,550      $196,314
                                                                ========      ========

     See accompanying notes to condensed consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     1. As permitted by the Securities and Exchange Commission, the accompanying unaudited Consolidated Financial Statements and Notes thereto have been condensed and, therefore, do not contain all disclosures required by accounting principles generally accepted in the United States. Reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

     2. The financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     3. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

     4. The provision for taxes on income results in an effective tax rate that is greater than the Federal statutory rate principally due to state and local income taxes and an overall effective foreign tax rate in excess of the Federal statutory rate.

     5. As of March 31, 2003 and December 31, 2002, the Company had outstanding 20,000 shares of Series I Preferred Stock, and 5,000 shares each of its Series II and Series III Preferred Stock, issued to the Chairman and Chief Executive Officer of the Company. Each share of Preferred Stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock (subject to certain adjustments) upon redemption, less a fixed discount established upon the issuance of the Preferred Stock. The holder of each class of Preferred Stock is entitled to receive cumulative preferential dividends at the annual rate of $.25 per share, and to participate in dividends on one share of the Common Stock and one share of the Class B Common Stock to the extent such dividends exceed the per share preferential dividend. The redemption date for the Series I, Series II and Series III Preferred Stock is fixed at April 7, 2004.

     6. The computation of basic earnings per common share is based on the weighted average number of common shares outstanding and, for diluted earnings per common share includes adjustments for the effect, if any, of the assumed exercise of dilutive stock options, the shares issuable pursuant to the Company's Senior Management Incentive Plan and the assumed conversion of the Company's 8 1/2% Convertible Subordinated Debentures. For the purpose of computing basic earnings per common share, the Company's net income is decreased for dividends paid on the Company's Preferred Stock and increased or decreased by the change in redemption value of the Company's Preferred Stock during the relevant period. For the purpose of computing diluted earnings per common share, net income is also adjusted by the interest savings, net of tax, on the assumed conversion of the Company's 8 1/2% Convertible Subordinated Debentures. Additionally, in computing diluted earnings per common share, the average quarterly market price is used to determine the number of shares which would be assumed to be repurchased. The market price for a share of Class B Common Stock, which is not publicly traded, is deemed to be equal to the market price of a share of Common Stock, into which a share of Class B Common Stock may be converted at the option of the holder, as of the date such valuation is made.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The following table shows the amounts affecting income used in computing earnings per common share ("EPS") and the weighted average number of shares of dilutive potential common stock:

                                                              FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                  2003           2002
                                                              ------------   ------------
BASIC EARNINGS PER COMMON SHARE
WEIGHTED AVERAGE SHARES.....................................    1,262,132      1,247,801
                                                               ----------     ----------
Net income..................................................   $    5,071     $    4,314
Effect of dividend requirements and the change in redemption
  value of redeemable preferred stock.......................         (774)          (315)
                                                               ----------     ----------
NET EARNINGS USED IN COMPUTATION............................   $    4,297     $    3,999
                                                               ----------     ----------
PER SHARE AMOUNT............................................   $     3.41     $     3.21
                                                               ==========     ==========
DILUTED EARNINGS PER COMMON SHARE
Weighted average shares used in the Basic EPS calculation...    1,262,132      1,247,801
Net effect of dilutive stock options and stock incentive
  plans(1)..................................................       76,736         82,628
Assumed conversion of 8.5% convertible subordinated
  debentures................................................       51,128         51,128
                                                               ----------     ----------
ADJUSTED WEIGHTED AVERAGE SHARES............................    1,389,996      1,381,557
                                                               ----------     ----------
Net earnings used in the Basic EPS calculation..............   $    4,297     $    3,999
8.5% convertible subordinated debentures interest net of
  income tax effect.........................................           36             36
                                                               ----------     ----------
NET EARNINGS USED IN COMPUTATION............................   $    4,333     $    4,035
                                                               ----------     ----------
PER SHARE AMOUNT............................................   $     3.12     $     2.92
                                                               ==========     ==========

---------------

(1) Includes 24,060 and 20,211 shares expected to be issued pursuant to the Senior Management Incentive Plan for the three months ended March 31, 2003 and 2002, respectively.

     7. During the first quarter of 2003 and 2002, total comprehensive income amounted to $15,598 and $6,247, respectively. The difference between net income and total comprehensive income is, principally, the result of the change in the translated value of the net assets of the Company's international operations, principally, due to the change in value of the United States dollar versus other currencies.

     8. The Company is not engaged in more than one industry segment. The Company evaluates performance by geographic region based on profit or loss before income taxes. Commissions and fees are attributed to the geographic region that generates the billings. Commissions and fees, operating profit, and income (loss) of consolidated companies before taxes on income for the three months ended March 31, 2003

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

and 2002, and related identifiable assets at March 31, 2003 and December 31, 2002 are summarized below according to geographic region:

                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                           -------------------------------------------
                                              NORTH AMERICA             EUROPE
                                           -------------------   ---------------------
                                             2003       2002        2003        2002
                                           --------   --------   ----------   --------
Commissions and fees.....................  $130,479   $129,106   $  137,746   $127,078
                                           --------   --------   ----------   --------
Operating profit (loss)..................     8,729      7,725        6,042      6,463
                                           --------   --------   ----------   --------
Income (loss) of consolidated companies
  before taxes on income.................     7,027      6,765        4,526      5,246
                                           --------   --------   ----------   --------
Identifiable assets......................  $800,971   $866,713   $1,010,844   $991,769
                                           --------   --------   ----------   --------
Investments in and advances to non-
  consolidated affiliated companies......
Total assets.............................

                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                          ---------------------------------------------
                                                 OTHER               CONSOLIDATED
                                          -------------------   -----------------------
                                            2003       2002        2003         2002
                                          --------   --------   ----------   ----------
Commissions and fees....................  $ 29,418   $ 29,397   $  297,643   $  285,581
                                          --------   --------   ----------   ----------
Operating profit (loss).................      (392)    (1,240)      14,379       12,948
                                          --------   --------   ----------   ----------
Income (loss) of consolidated companies
  before taxes on income................      (460)    (1,618)      11,093       10,393
                                          --------   --------   ----------   ----------
Identifiable assets.....................  $181,628   $200,607    1,993,443    2,059,089
                                          --------   --------
Investments in and advances to non-
  consolidated affiliated companies.....                            15,782       14,750
                                                                ----------   ----------
Total assets............................                        $2,009,225   $2,073,839
                                                                ==========   ==========

     Commissions and fees from the United States amounted to, approximately, 94% of the North American total in both 2003 and 2002.

     9. In December 2002, the Financial Accounting Standard Board, issued Statement of Financial Accounting Standards No. 148 ("FAS 148"), Accounting for Stock-Based Compensation -- Transition and Disclosure which amends Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock-Based Compensation. FAS 148 provides alternative methods of transition to FAS 123's fair value method of accounting for stock-based employee compensation and amends the disclosure provisions of FAS 123. The Company adopted FAS 123 effective January 1, 2003, using the prospective method and will expense stock options issued after January 1, 2003 using the fair value method as provided for in FAS
148. The Company has also adopted the disclosure requirements of FAS 148, for 2003. There were no options granted in the first quarter 2003.

     Pro forma information regarding net income and earnings per common share has been determined as if the Company had accounted for its employee stock options under the fair value method for all periods presented. The approximate fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted average assumptions for the period ending March 31, 2002; risk-free interest rates of 4.98%; dividend yields of 0.63%; volatility factors of the expected market price of the Company's Common Stock of 0.31; and a weighted-average expected life for the options of 7.0 years for 2002.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

     The Company's pro forma information follows:

                                                               2003     2002
                                                              ------   ------
Net Income (as reported)....................................  $5,071   $4,314
Pro forma adjustment........................................    (188)    (222)
                                                              ------   ------
Pro forma net income (loss).................................  $4,883   $4,092
Pro forma earnings per common share:
Basic.......................................................  $ 3.26   $ 3.04
Diluted.....................................................  $ 2.99   $ 2.77

     10. The Company estimates that it will be required to make future payments to acquire additional shares of subsidiary companies or to complete earn-out agreements pursuant to certain acquisition arrangements not reflected as liabilities on its consolidated balance sheet of approximately $50,113. Of such amount, approximately 70% is estimated to be paid from 2005 and beyond and the remainder over the period from 2003 to 2005. The foregoing information is estimated and the actual payments made will be dependent on future events including profit and other performance measures of a number of subject companies, the fulfillment or amendment of certain contractual obligations by third parties, the movement of exchange rates, the timing of when the Company or other parties choose to exercise certain contractual rights and other variables.

     11. Since March 2001, the Company has been cooperating with a criminal investigation being conducted by U.S. Department of Justice Antitrust Division. The investigation relates to the Graphic Services Department ("Department") of the Company's New York Division of Grey Worldwide and several former vendors of the Department. In March 2002, federal criminal charges were brought against Mr. Mitchell Mosallem, who served as director of the Department until December 31, 2001. Those charges allege, among other things, that Mosallem and others (including other employees in the Department) conspired (1) to restrain trade by rigging bids and allocating contracts for certain graphic services performed for a client of the Company; (2) to charge clients of the Company in excess of amounts appropriately chargeable, including charges for cost overruns on unrelated work and the cost of certain entertainment or other goods or services provided to Mosallem and other Company employees; and (3) to obtain kickbacks from former vendors of the Department. In November 2002, two of Mosallem's codefendants -- a vendor known as The Color Wheel, Inc. and its principal owner, Haluk Ergulec, pleaded guilty to various charges, including conspiracy to defraud the Company and its clients. In that connection, the government filed with the court a written plea agreement identifying the Company as a victim of Ergulec's offenses and requiring Ergulec to pay $1.1 million to the Company in restitution. In April 2003, Mossallem pled guilty to the charges against him. Several other individuals associated with former vendors to the Department have pled guilty to federal charges relating to the allegations against Mosallem. The government also has previously indicated that it was examining whether there is Company responsibility in this matter. In February 2002, the Company hired from outside the Company a new Director of the Department. In addition, Deloitte & Touche was retained on behalf of the Company to conduct a comprehensive review of the Department, to recommend improved policies and procedures, and to assist in the determination of remedial action as appropriate.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     12. The Company assesses the fair value and recoverability of intangible assets, primarily goodwill, in accordance with Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets. Using a two step method as provided by FAS 142 impairment is assessed by comparing the carrying value of the assets less liabilities to the fair value of the business units holding the goodwill at a regional level: North America, Europe, Asia and Latin America. (For the purposes of the calculation, Asia and Latin America are then combined with North America and Europe reflecting the need to support multi-national clients in those markets.) If indicators of impairment are present then the excess of the carrying value of goodwill over the fair value of goodwill, based on the fair value of the assets and liabilities of the reporting units, is deemed impaired. The Company has completed its annual impairment test of goodwill and intangible assets with indefinite lives as of March 31, 2003, and no impairment was identified.

                                     PART I

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                             RESULTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

ITEM 2.  RESULTS OF OPERATIONS

     Commissions and fees ("gross income") increased 4.2% during the first quarter of 2003 when compared to the same periods in 2002. Absent exchange rate movements, gross income decreased 0.7% in the three months ended March 31, 2003 when compared to the same period in 2002. In the first quarters of 2003 and 2002, respectively, 43.8% and 45.2% of gross income was attributable to the North American operations and 56.2% and 54.8% to international operations. In the first quarter of 2003, gross income from operations in North America increased 1.1% versus the respective prior period, while gross income from international operations increased 6.8% (down 1.9% absent exchange rate movements) when compared to the same periods in 2002. The increase in International gross income occurred principally at the Company's European operations which grew 8.4%; on a constant currency basis, European gross income for the quarter was down 3.1%.

     Salaries and employee related expenses increased 1.5% in the first quarter of 2003 when compared to the respective prior period. Absent exchange rate movements, salary and employee related expenses were down approximately 6.0% in the quarter. The reduction in salary and employee related expenses is a result of the Company's reduction of staff over the last two years. Office and general expenses increased 9.7% for the first three months ended March 31, 2003 versus the comparable prior period. The increase in office and general expenses also reflects the impact of strengthening European currencies.

     Inflation did not have a material effect on gross income or expenses during 2003 or 2002.

     Other expense-net increased by $732, primarily as the result of reduced interest income due to lower interest earned on invested funds.

     Minority interest applicable to consolidated companies decreased by $850 in the first quarter of 2003 as compared to the respective prior period. Equity in earnings of nonconsolidated affiliated companies decreased by $260 during the first quarter of 2003 when compared to the same period in 2002. The fluctuations are primarily due to changes in the level of profits of majority-owned companies and of nonconsolidated affiliated companies.

     The effective tax rate is 47.0% for the first quarter of 2003 versus 45.0% in the same period in 2002. The increase in the first quarter is due principally to a heavier concentration of pre-tax income in jurisdictions with higher effective tax rates.

     Net income was $5,071 in the first quarter of 2003 as compared to net income of $4,314 in the respective prior periods. For the first quarter 2003, basic and diluted earnings per common share were $3.41 and $3.12, respectively. The amount of net income attributable to common shareholders grew at a rate less than the increase in net income because of the effect of the change in redemption value of the Company's Preferred Stock. The change in redemption value of the Preferred Stock, which derives from the book value per share attributable to one share of Common Stock and one share of Class B Common Stock (subject to certain adjustments), increased at a greater rate than net income, principally reflecting the strengthening European currencies as shown in the Company's total comprehensive income for the period and recorded in the Cumulative Translation Adjustment on the Balance Sheet as of March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased by $47,456 from $351,006 at December 31, 2002 to $303,550 at March 31, 2003. The working capital deficit increased to $106,178 at March 31, 2003, versus a deficit of $94,823 at December 31, 2002. The decrease in cash and cash equivalents is, primarily, attributable to the timing of collections of accounts receivable and billing of expenses to clients versus payments to trade vendors.

The decrease in working capital is primarily due to recording a liability, that was settled in April 2003, for a purchase obligation of additional shares in the Company's media operation in the United Kingdom.

     Domestically, the Company has a short-term committed revolving credit facility in the amount of $110,000 at both December 31, 2002 and March 31, 2003. This line of credit was partially utilized during the three months ended March 31, 2003 and 2002. There was $10,302 and $10,039 outstanding under this credit facility at March 31, 2003 and December 31, 2002, respectively. Additionally, this line of credit may be used to secure borrowings in international subsidiaries. Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. There was $52,651 and $57,007 outstanding at March 31, 2003 and December 31, 2002, respectively. The changes in the level of short-term borrowing and bank overdrafts are primarily due to the timing differences on payments to media and other vendors.

     A significant part of the Company's business involves the purchase of media time and space in many markets from various media suppliers. Consistent with industry practices, in a number of countries, the Company from time to time, directly or through a local media buying operation, is required to guarantee payment to the media suppliers in the form of performance bonds, letters of credit or other similar financial instruments which relate to liabilities shown in the Accounts Payable section of the Condensed Consolidated Balance Sheet. In addition, from time to time, the Company may guarantee certain financial and other obligations of its consolidated subsidiaries, the utilization of these instruments may at times absorb some of the Company's credit capacity.

     The Company estimates that it will be required to make future payments to acquire additional shares of subsidiary companies or to complete earn-out agreements pursuant to certain acquisition arrangements not reflected as liabilities on its Condensed Consolidated Balance Sheet of approximately $50,113. Of such amount, approximately 70% is estimated to be paid from 2005 and beyond and the remainder over the period from 2003 to 2005. The foregoing information is estimated and the actual payments made will be dependent on future events including profit and other performance measures of a number of subject companies, the fulfillment and amendment of certain contractual obligations by third parties, the movement of exchange rates, the timing of when the Company or other parties choose to exercise certain contractual rights and other variables.

     Historically, funds from operations, bank and other borrowings have been sufficient to meet the Company's dividend, capital expenditure, acquisition and working capital needs. The Company expects that such sources will be sufficient to meet its near-term cash requirements in the future and will enable the Company to meet its longer-term obligations. The Company has two loans outstanding from the Prudential Insurance Company of America. A loan of $50.0 million was taken in November 2000, bears interest at the rate of 8.17% and is repayable in two equal annual installments, commencing in November 2006. The other loan of $75.0 million, originally taken in December 1997 and renegotiated in March 2003 bears interest at the rate of 7.41% and is repayable in three equal annual installments, commencing in December 2007.

     The loans and the availability of the Company's committed lines of credit contain certain covenants related to the Company's capital, debt load and cash flow. As of March 31, 2003 and December 31, 2002, the Company was in compliance with these covenants. The total interest expense related to the Company's borrowings for the three months ended March 31, 2003 and 2002 was $4,046 and $3,879, respectively.

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

  IMPAIRMENT OF INTANGIBLES

     The Company assesses the fair value and recoverability of intangible assets, primarily goodwill, in accordance with Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets. Using a two step method as provided by FAS 142, impairment is assessed by comparing the carrying value of the assets less liabilities to the fair value of the business units holding the goodwill at a regional level: North America, Europe, Asia and Latin America. (For the purposes of the calculation, Asia and Latin America are then combined with North America and Europe reflecting the need to support multi-national clients in those markets.) If indicators of impairment are present then the excess of the carrying value of goodwill over the fair value of goodwill, based on the fair value of the assets and liabilities of the reporting units, is deemed impaired. The Company has completed its annual impairment test of goodwill and intangible assets with indefinite lives as of March 31, 2003, and no impairment was identified.

  DEFERRED TAXES

     The Company recognizes deferred taxes based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The net deferred tax assets are reviewed regularly for recoverability and a valuation allowance is established, based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. At March 31, 2003 and December 31, 2002, the Company had $50,000 and $51,000, respectively, of deferred tax assets net of a valuation reserve of $26,900, in both 2003 and 2002, which it believes to be appropriate.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's results may be affected by currency exchange rate movements given the Company's extensive international operations. Generally, the foreign currency exchange risk is limited to net income of each operation because the Company's revenues and expenses, by country, are almost exclusively denominated in the local currency of each respective country with both revenue and expense items matched.

     Occasionally, the Company enters into foreign currency contracts for known cash flows related to repatriation of earnings from its international subsidiaries or identified liabilities in foreign currencies. At March 31, 2003 and December 31, 2002, there were no foreign currency contracts open. The Company had no derivative contracts outstanding at March 31, 2003 and December 31, 2002, respectively. The Company has investments in private equity securities, corporate bonds and equity securities that may be subject to changes in general economic conditions and movements in interest rates. Excess funds are invested in short term liquid securities and money market funds.

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

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Since March 2001, the Company has been cooperating with a criminal investigation being conducted by U.S. Department of Justice Antitrust Division. The investigation relates to the Graphic Services Department ("Department") of the Company's New York Division of Grey Worldwide and several former vendors of the Department. In March 2002, federal criminal charges were brought against Mr. Mitchell Mosallem, who served as director of the Department until December 31, 2001. Those charges allege, among other things, that Mosallem and others (including other employees in the Department) conspired (1) to restrain trade by rigging bids and allocating contracts for certain graphic services performed for a client of the Company; (2) to charge clients of the Company in excess of amounts appropriately chargeable, including charges for cost overruns on unrelated work and the cost of certain entertainment or other goods or services provided to Mosallem and other Company employees; and (3) to obtain kickbacks from former vendors of the Department. In November 2002, two of Mosallem's codefendants -- a vendor known as The Color Wheel, Inc. and its principal owner, Haluk Ergulec -- pleaded guilty to various charges, including conspiracy to defraud the Company and its clients. In that connection, the government filed with the court a written plea agreement identifying the Company as a victim of Ergulec's offenses and requiring Ergulec to pay $1.1 million to the Company in restitution. In April 2003 Mossallem entered into a plea agreement pleading guilty to the charges against him. Several other individuals associated with former vendors to the Department have pleaded guilty to federal charges relating to the allegations against Mosallem. The government also has previously indicated that it was examining whether there is Company responsibility in this matter. In February 2002, the Company hired from outside the Company a new Director of the Department. In addition, Deloitte & Touche was retained on behalf of the Company to conduct a comprehensive review of the Department, to recommend improved policies and procedures, and to assist in the determination of remedial action as appropriate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: Reference is made to the Index annexed hereto and made a part hereof.

     (b) Reports on Form 8-K: The Company filed a report dated March 4, 2003, reporting Item 7. "Exhibits."

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GREY GLOBAL GROUP INC.
                                          (Registrant)

                                          By:     /s/ STEVEN G. FELSHER
                                            ------------------------------------
                                                    Steven G. Felsher,
                                                      Vice Chairman
                                                 Chief Financial Officer
                                                 Secretary and Treasurer
                                                (Duly Authorized Officer)
Dated: May 15, 2003

                                          By:    /s/ LESTER M. FEINTUCK
                                            ------------------------------------
                                                   Lester M. Feintuck,
                                                  Senior Vice President
                                               Chief Financial Officer U.S.
                                                        Controller
                                                (Chief Accounting Officer)
Dated: May 15, 2003

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

                                          /s/ EDWARD H. MEYER
                                          --------------------------------------
                                          Name: Edward H. Meyer
                                          Title: Chief Executive Officer
                                          Date: May 15, 2003

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

                                          /s/ STEVEN G. FELSHER
                                          --------------------------------------
                                          Name: Steven G. Felsher
                                          Title: Chief Financial Officer
                                          Date: May 15, 2003

                               INDEX TO EXHIBITS

 NUMBER ASSIGNED TO
EXHIBIT (I.E. 601 OF                   TABLE OF ITEM 601 EXHIBITS
  REGULATION S-K)                       DESCRIPTION OF EXHIBITS
--------------------                   --------------------------
       99.1           Certification of CEO and CFO Pursuant to 18 U.S.C. Section
                      1350, as Adopted Pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002