Form 10-Q
period 2003-06-30
GREY GLOBAL GROUP INC
filed 2003-08-14
CIK 43952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days.
[X] Yes     [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act)
[X] Yes     [ ] No

As of July 31, 2003, the total number of shares outstanding of Registrant's Common Stock, par value $0.01 per share ("Common Stock"), was 1,091,211 and of Registrant's Limited Duration Class B Common Stock, par value $0.01 per share ("Class B Common Stock"), was 207,057.

                             GREY GLOBAL GROUP INC.

                      AND CONSOLIDATED SUBSIDIARY COMPANIES

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
Financial Statements:

      Condensed Consolidated Balance Sheets                                 3

      Condensed Consolidated Statements of Operations                       5

      Condensed Consolidated Statements of Cash Flows                       6

      Notes to Condensed Consolidated Financial Statements                  8

Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                  15

Other Information                                                          23

Signatures                                                                 25

Index to Exhibits                                                          30

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         JUNE 30,     DECEMBER 31,
                                                           2003          2002
(in thousands, except share and per share data)         (UNAUDITED)       (A)
-----------------------------------------------        ---------------------------
ASSETS
Current assets:
   Cash and cash equivalents                           $    224,481   $    351,006
   Marketable securities                                      1,228          1,733
   Accounts receivable-net of allowance for doubtful
   accounts of $20,416 in 2003 and $16,352 in 2002        1,092,992      1,030,665
   Expenditures billable to clients                          61,419         78,364
   Other current assets                                     127,532        100,189
                                                       ---------------------------
Total current assets                                      1,507,652      1,561,957

Investments in and advances to nonconsolidated
   affiliated companies                                      16,667         14,750
Fixed assets-at cost, less accumulated depreciation of
   $240,211 in 2003 and $214,260 in 2002                    136,223        139,941
Marketable securities                                         2,183          5,522
Goodwill                                                    270,381        243,499
Other assets-including loans to executive officers of
   $5,047 in 2003 and 2002                                  109,312        108,170
                                                       ---------------------------
Total assets                                           $  2,042,418   $  2,073,839
                                                       ===========================

     See accompanying notes to condensed consolidated financial statements.
(A) The condensed consolidated balance sheet has been derived from the audited financial statements at that date.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                   JUNE 30,     DECEMBER 31,
                                                                     2003           2002
(in thousands, except share and per share data)                  (UNAUDITED)         (A)
-----------------------------------------------                  ---------------------------
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $  1,251,330   $  1,292,808
   Notes payable to banks                                              67,700         67,046
   Accrued expenses and other                                         261,345        270,860
   Income taxes payable                                                32,465         26,066
                                                                 ---------------------------
Total current liabilities                                           1,612,840      1,656,780
Other liabilities, including deferred compensation of
   $56,216 in 2003 and $57,766 in 2002                                 68,354         78,900
Long-term debt                                                        128,025        128,025
Minority interest                                                      16,308         22,977
Redeemable Preferred Stock-at redemption value; par
   value $0.01 per share; authorized 500,000 shares;
   issued and outstanding 30,000 shares in 2003 and 2002               10,813          9,652
Common stockholders' equity:
   Common Stock- par value $0.01 per share; authorized
      50,000,000 shares; issued 1,280,802 shares in 2003
      and 1,265,905 shares in 2002                                         13             13
   Limited Duration Class B Common Stock-par value
      $0.01 per share; authorized 10,000,000 shares; issued
      233,994 shares in 2003 and 234,705 shares in 2002                     2              2
   Paid-in additional capital                                          57,393         54,488
   Retained earnings                                                  194,916        188,956
   Accumulated other comprehensive loss:
      Cumulative translation adjustment                                (4,193)       (22,743)
      Unrealized loss on marketable securities                           (419)        (1,081)
                                                                 ---------------------------
   Total accumulated other comprehensive loss                          (4,612)       (23,824)
                                                                 ---------------------------
   Loans to officer used to purchase Common Stock and
      Limited Duration Class B Common Stock                            (4,726)        (4,726)
                                                                 ---------------------------
                                                                      242,986        214,909
   Less-cost of 191,992 and 195,444 shares of Common
      Stock and 26,937 shares of Limited Duration Class B
      Common Stock held in treasury in 2003 and 2002                   36,908         37,404
                                                                 ---------------------------
Total common stockholders' equity                                     206,078        177,505
                                                                 ---------------------------
Total liabilities and common stockholders' equity                $  2,042,418   $  2,073,839
                                                                 ===========================

     See accompanying notes to condensed consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED
                                                             JUNE 30,                    JUNE 30,
(in thousands, except share and per share data)          2003          2002         2003           2002
-----------------------------------------------     -----------------------------------------------------
Commissions and fees                                $   319,946   $   290,082   $   617,589   $   575,663
Expenses:
   Salaries and employee related expenses               217,692       190,790       412,861       383,154
   Office and general expenses                           92,468        92,373       180,562       172,642
                                                    -----------------------------------------------------
                                                        310,160       283,163       593,423       555,796
                                                    -----------------------------------------------------
Operating income                                          9,786         6,919        24,166        19,867
   Interest expense                                      (3,324)       (3,821)       (7,370)       (7,700)
   Interest income                                        2,657         1,409         3,371         2,302
   Other income - net                                     3,028           104         3,073           535
                                                    -----------------------------------------------------
Income of consolidated companies
   before taxes on income                                12,147         4,611        23,240        15,004
Provision for taxes on income                             6,174         2,446        11,388         7,127
                                                    -----------------------------------------------------
Income of consolidated companies                          5,973         2,165        11,852         7,877
Minority interest applicable to
   consolidated companies                                (1,455)         (804)       (2,452)       (2,651)
Equity in earnings of nonconsolidated
   affiliated companies                                     226           309           415           758
                                                    -----------------------------------------------------
Net income                                          $     4,744   $     1,670   $     9,815   $     5,984
                                                    =====================================================
Net income applicable to common
   shareholders:
   Net Income                                       $     4,744   $     1,670   $     9,815   $     5,984
   Effect of dividend requirement and
      the change in redemption value of
      redeemable preferred stock                           (505)          (99)       (1,278)         (414)
                                                    -----------------------------------------------------
Net income applicable to common
   shareholders
                                                    $     4,239   $     1,571   $     8,537   $     5,570
                                                    =====================================================
Weighted average number
   of common shares outstanding
            Basic                                     1,274,154     1,247,671     1,268,177     1,247,744
            Diluted                                   1,394,287     1,385,226     1,391,623     1,383,073
 Earnings per common share
            Basic                                   $      3.33   $      1.26   $      6.73   $      4.46
            Diluted                                 $      3.07   $      1.16   $      6.19   $      4.08
Dividends per common share                          $      1.00   $      1.00   $      2.00   $      2.00
                                                    =====================================================

     See accompanying notes to condensed consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               FOR THE SIX MONTHS ENDED
                                                                       JUNE 30,
(in thousands, except share and per share data)                    2003          2002
-----------------------------------------------                -------------------------
OPERATING ACTIVITIES
Net income                                                     $     9,815   $     5,984
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
   Depreciation and amortization of fixed assets                    20,154        19,693
   Deferred compensation expense                                     8,256         3,972
   Equity in loss of non-consolidated affiliated
     companies, net of dividends received of $122 in 2003
     and $111 in 2002                                                 (293)         (647)
   Loss (gain) from the sale of marketable securities                   83          (258)
   Loss on the write-down of marketable securities                     119             -
   Minority interest applicable to consolidated companies            2,452         2,651
   Restricted stock expense                                          1,202         1,200
   Deferred income taxes                                             2,002        (1,142)
   Changes in operating assets and liabilities                    (148,019)      (26,364)
                                                               -------------------------
Net cash (used in) provided by operating activities               (104,229)        5,089

INVESTING ACTIVITIES
Purchases of fixed assets                                          (11,024)      (11,239)
Trust fund deposits                                                 (2,004)       (1,661)
(Increase) decrease in investments in and advances to
   nonconsolidated affiliated companies                               (874)        1,536
Proceeds from the sale of marketable securities                      4,534         2,499
Purchases of investment securities                                    (154)         (112)
Increase in goodwill                                               (13,215)       (6,093)
                                                               -------------------------
Net cash used in investing activities                              (22,737)      (15,070)

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (CONTINUED)

                                                      FOR THE SIX MONTHS ENDED
                                                              JUNE 30,
(in thousands, except share and per share data)          2003           2002
-----------------------------------------------      ---------------------------
FINANCING ACTIVITIES
Repayments of short-term borrowings                        (2,101)        (9,446)
Proceeds from revolving credit facility                     5,689              -
Repayment of revolving credit facility                     (7,902)             -
Cash dividends paid on common shares                       (2,575)        (2,536)
Cash dividends paid on Redeemable Preferred Stock            (120)          (120)
Net proceeds from issuance of restricted stock                  -            217
Proceeds from exercise of stock options                     2,118          1,164
                                                     ---------------------------
Net cash used in financing activities                      (4,891)       (10,721)
Effect of exchange rate changes on cash                     5,332         (8,054)
                                                     ---------------------------
Decrease in cash and cash equivalents                    (126,525)       (28,756)
Cash and cash equivalents at beginning of period          351,006        276,602
                                                     ---------------------------
Cash and cash equivalents at end of period           $    224,481   $    247,846
                                                     ===========================

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

2. The financial statements as of June 30, 2003 and for the three months ended June 30, 2003 and 2002 are unaudited. Certain of the Company's international operations are consolidated on an up to three month lag as permitted by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

3. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

4. The provision for taxes on income results in an effective tax rate that is greater than the Federal statutory rate principally due to state and local income taxes and an overall effective foreign tax rate in excess of the Federal statutory rate.

5. As of June 30, 2003 and December 31, 2002, the Company had outstanding 20,000 shares of Series I Preferred Stock, and 5,000 shares each of its Series II and Series III Preferred Stock, issued to the Chairman and Chief Executive Officer of the Company. Each share of Preferred Stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock (subject to certain adjustments) upon redemption, less a fixed discount established upon the issuance of the Preferred Stock. The holder of each class of Preferred Stock is entitled to receive cumulative preferential dividends at the annual rate of $.25 per share, and to participate in dividends on one share of the Common Stock and one share of the Class B Common Stock to the extent such dividends exceed the per share preferential dividend. The redemption date for the Series I, Series II and Series III Preferred Stock is fixed at April 7, 2004.

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

         The following table shows the amounts affecting net income used in computing earnings per common share ("EPS") and the weighted average number of shares of dilutive potential common stock:

                                                       FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                      ----------------------------------------------------------
                                                           2003           2002           2003           2002
                                                      ----------------------------------------------------------
                   BASIC EARNINGS PER
                      COMMON SHARE
WEIGHTED AVERAGE SHARES                                  1,274,154      1,247,671      1,268,177      1,247,744
                                                      ---------------------------------------------------------
Net income                                            $      4,744   $      1,670   $      9,815   $      5,984
Effect of dividend requirements and the change in
  redemption value of redeemable preferred stock              (505)           (99)        (1,278)          (414)
                                                      ---------------------------------------------------------
NET EARNINGS USED IN COMPUTATION                      $      4,239   $      1,571   $      8,537   $      5,570
                                                      ---------------------------------------------------------
PER SHARE AMOUNT                                      $       3.33   $       1.26   $       6.73   $       4.46
                                                      =========================================================
                   DILUTED EARNINGS PER
                       COMMON SHARE
Weighted average shares used in the Basic EPS
  calculation                                            1,274,154      1,247,671      1,268,177      1,247,744
Net effect of dilutive stock options and stock
  incentive plans (1)                                       69,005         86,427         72,318         84,201
Assumed conversion of 8.5% convertible
  subordinated debentures                                   51,128         51,128         51,128         51,128
                                                      ---------------------------------------------------------
ADJUSTED WEIGHTED AVERAGE SHARES                         1,394,287      1,385,226      1,391,623      1,383,073
                                                      ---------------------------------------------------------
Net earnings used in the Basic EPS calculation        $      4,239   $      1,571   $      8,537   $      5,570
8.5% convertible subordinated debentures
  interest net of income tax effect                             36             35             72             72
                                                      ---------------------------------------------------------
NET EARNINGS USED IN COMPUTATION                      $      4,275   $      1,606   $      8,609   $      5,642
                                                      ---------------------------------------------------------
PER SHARE AMOUNT                                      $       3.07   $       1.16   $       6.19   $       4.08
                                                      =========================================================

(1) Includes 14,877 and 19,468 shares expected to be issued pursuant to the Senior Management Incentive Plan for the three and six months ended June 30, 2003, respectively, and 20,211 shares expected to be issued pursuant to the Senior Management Incentive Plan for the three months and six months ended June 30, 2002, respectively.

7. During the second quarter of 2003 and 2002, total comprehensive income amounted to $13,430 and $3,573, respectively, and for the six months ended June 30, 2003 and 2002 total comprehensive income was $29,027 and $9,819, respectively. The difference between net income and total comprehensive income is the result of the change in the translated value of the net assets of the Company's international operations, principally, due to the change in value of the United States dollar versus other currencies.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (in thousands, except share and per share data)

8. The Company is not engaged in more than one industry segment. The Company evaluates performance by geographic region based on income or loss before income taxes. Commissions and fees are attributed to the geographic region that generates the billings. Commissions and fees, operating income, and income (loss) of consolidated companies before taxes on income for the six months ended June 30, 2003 and 2002, and related identifiable assets at June 30, 2003 and December 31, 2002 are summarized below according to geographic region:

                                                                 FOR THE THREE MONTHS ENDED JUNE 30,
------------------------------------------------------------------------------------------------------------------------------------
                                          NORTH AMERICA              EUROPE                    OTHER                CONSOLIDATED
                                        2003        2002       2003         2002        2003         2002        2003        2002
                                     -----------------------------------------------------------------------------------------------
Commissions and fees                 $  142,001  $  135,307 $  145,234   $  120,880  $   32,711   $   33,895  $  319,946  $  290,082
                                     -----------------------------------------------------------------------------------------------
Operating income (loss)                   8,660       6,516        820         (249)        306          652       9,786       6,919
                                     -----------------------------------------------------------------------------------------------
Income (loss) of consolidated
  companies before taxes on income        7,349       4,915      4,575         (785)        223          481      12,147       4,611
                                     -----------------------------------------------------------------------------------------------

                                                                  FOR THE SIX MONTS ENDED JUNE 30,
------------------------------------------------------------------------------------------------------------------------------------
                                          NORTH AMERICA              EUROPE                    OTHER               CONSOLIDATED
                                        2003        2002       2003         2002        2003         2002        2003        2002
                                     -----------------------------------------------------------------------------------------------
Commissions and fees                 $  272,480  $  264,413 $  282,980   $  247,958  $   62,129   $   63,292  $  617,589  $  575,663
                                     -----------------------------------------------------------------------------------------------
Operating income (loss)                  17,389      13,061      6,863        7,233         (86)        (427)     24,166      19,867
                                     -----------------------------------------------------------------------------------------------
Income (loss) of consolidated
  companies before taxes on income       14,377      10,500      9,101        5,480        (238)        (976)     23,240      15,004
                                     -----------------------------------------------------------------------------------------------
Identifiable assets                  $  747,568  $  866,713 $1,085,996   $  991,769  $  192,187   $  200,607   2,025,751   2,059,089
                                     -----------------------------------------------------------------------
Investments in and advances to non-
  consolidated affiliated companies                                                                               16,667      14,750
                                                                                                              ----------------------

Total assets                                                                                                  $2,042,418  $2,073,839
                                                                                                              ======================

         Commissions and fees from the United States amounted to, approximately, 94% of the North American total in both 2003 and 2002.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (in thousands, except share and per share data)

9. In December 2002, the Financial Accounting Standard Board, issued Statement of Financial Accounting Standards No. 148 ("FAS 148"), Accounting for Stock-Based Compensation - Transition and Disclosure which amends Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock-Based Compensation. FAS 148 provides alternative methods of transition to FAS 123's fair value method of accounting for stock-based employee compensation and amends the disclosure provisions of FAS 123. The Company adopted FAS 123 effective January 1, 2003, using the prospective method and will expense stock options issued after January 1, 2003 using the fair value method as provided for in FAS 148. The Company has also adopted the disclosure requirements of FAS 148, for 2003. There were no options granted in the first quarter 2003 and 326 options were granted in the second quarter 2003. Under FAS 123 the compensation expense for the 6 months ended June 30, 2003 was $4.

         Pro forma information regarding net income and earnings per common share has been determined as if the Company had accounted for its employee stock options under the fair value method for all periods presented. The approximate fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted average assumptions for the period ending June 30, 2002; risk-free interest rates of 5.12%; dividend yields of 0.61%; volatility factors of the expected market price of the Company's Common Stock of 0.30; and a weighted-average expected life for the options of
         7.0 years for 2002.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Management reviews, from time to time, whether there are more reliable option valuation models available for use and at some point may adopt an alternative valuation methodology. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                               THREE MONTHS ENDED JUNE 30,
                                                               ---------------------------
                                                                   2003           2002
                                                               ---------------------------
Net Income (as reported)                                       $      4,744   $      1,670
Add: Stock-based employee compensation expense
     included in reported net income, net of related tax
     effect                                                             311            297
(Less): Total stock-based employee compensation
     expense determined under fair value based method,
     net of related tax effects                                        (498)          (537)
                                                               ---------------------------
Pro forma net income (loss)                                    $      4,557   $      1,430
Earnings per common share:
     Basic - as reported                                       $       3.33   $       1.26
     Basic - pro forma                                         $       3.19   $       1.07
     Diluted - as reported                                     $       3.07   $       1.16
     Diluted - pro forma                                       $       2.94   $       0.99

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (in thousands, except share and per share data)

                                                                SIX MONTHS ENDED JUNE 30,
                                                               ---------------------------
                                                                   2003           2002
                                                               ---------------------------
Net Income (as reported)                                       $      9,815   $      5,984
Add: Stock-based employee compensation expense
     included in reported net income, net of related tax
     effect                                                             638            636
(Less): Total stock-based employee compensation
     expense determined under fair value based method,
     net of related tax effects                                      (1,013)        (1,116)
                                                               ------------   ------------
Pro forma net income (loss)                                    $      9,440   $      5,504
Earnings per common share:
     Basic - as reported                                       $       6.73   $       4.46
     Basic - pro forma                                         $       6.45   $       4.09
     Diluted - as reported                                     $       6.19   $       4.08
     Diluted - pro forma                                       $       5.93   $       3.75

10. The Company estimates that it will be required to make future payments to acquire additional shares of subsidiary companies or to complete earn-out agreements (collectively, "Agreements") pursuant to certain acquisition arrangements not reflected as liabilities on its consolidated balance sheet of approximately $46.5 million. Of such amount, 24% is estimated to be paid over the period from 2003 through 2005 and the remainder to be paid from 2006 and beyond. The foregoing information is estimated and the actual payments made will be dependent on future events primarily related to the attainment of earnings goals, specified operating margins and revenue targets or a combination thereof in respect of a number of subject companies. Other factors which must be considered in making the estimate include the fulfillment and amendment of certain contractual obligations by third parties, the movement of exchange rates, the timing of when the Company or other parties choose to exercise certain contractual rights and other variables.

         Many of the Agreements have no maximum or minimum amount payable. As such, there is no definitive range of the amounts payable in the future. The estimated amounts payable were computed using assumptions as to earnings bases,dividend rates, earnings growth rates and other factors deemed to be reasonable for the underlying situations. If the Company were to increase the earnings assumptions used in estimating the amounts payable uniformly by 10%, the estimated amounts payable would increase to $49.8 million; if the earnings assumptions were decreased uniformly by 10%, the estimated amounts payable would decrease to $43.1 million.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (in thousands, except share and per share data)

11. Since March 2001, the Company has been cooperating with a criminal investigation being conducted by U.S. Department of Justice Antitrust Division. The investigation relates to the Graphic Services Department ("Department") of the Company's New York Division of Grey Worldwide and several former vendors of the Department. In April 2003, Mr. Mitchell Mosallem, who served as director of the Department until December 31, 2001, pleaded guilty to a series of criminal charges alleging, among other things, that Mosallem and others (including other employees in the Department) conspired (1) to restrain trade by rigging bids and allocating contracts for certain graphic services performed for a client of the Company; (2) to charge clients of the Company in excess of amounts appropriately chargeable, including charges for cost overruns on unrelated work and the cost of certain entertainment or other goods or services provided to Mosallem and other Company employees; and (3) to obtain kickbacks from former vendors of the Department. Mosallem is awaiting sentencing. In November 2002, two of Mosallem's codefendants - a vendor known as The Color Wheel, Inc. and its principal owner, Haluk Ergulec - pleaded guilty to various charges, including conspiracy to defraud the Company and its clients. The government also had previously indicated that it was examining whether there was Company responsibility in this matter. However, in connection with Mr. Ergulec's guilty plea, the government filed with the court a written plea agreement identifying the Company as a victim of Ergulec's offenses and requiring Ergulec to pay $1.1 million to the Company in restitution. In February 2002, the Company hired from outside the Company a new Director of the Department. In addition, Deloitte & Touche was retained on behalf of the Company to conduct a comprehensive review of the Department, to recommend improved policies and procedures, and to assist in the determination of remedial action as appropriate.

12. The Company assesses the fair value and recoverability of intangible assets, primarily goodwill, in accordance with Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets which was adopted January 1, 2002. When assessing impairment, the carrying value of the assets less non-debt liabilities is compared to the fair value of the business units holding the goodwill at the regional levels North America and Europe. (For the purposes of the calculation, Asian and Latin American goodwill of approximately $24.0 million are combined with North America and Europe reflecting the fact that investments in the Asian and Latin American regions are principally needed to support multi-national clients in North America and Europe.) If goodwill is deemed to be impaired, the excess of carrying value of goodwill over fair value of net tangible and intangible assets is written-off. The Company has completed its annual impairment test of goodwill as of March 31, 2003, and no impairment was identified.

13. A significant part of the Company's business involves the purchase of media time and space in many markets from various media suppliers. Consistent with industry practices, in a number of countries, the Company from time to time, directly or through a local media buying operation, is required to guarantee payment to the media suppliers in the form of performance bonds, letters of credit or other similar financial instruments which relate to liabilities shown in the Accounts Payable section of the Condensed Consolidated Balance Sheet. In addition, from time to time, the Company may guarantee certain financial and other obligations of its consolidated subsidiaries, the utilization of these instruments may at times absorb some of the Company's credit capacity.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (in thousands, except share and per share data)

14. On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. FAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments. Effective July 1, 2003, the Company's redeemable preferred stock will be classified as a current liability and the change in the redemption value of the Company's redeemable preferred stock that was previously recorded as a change in Retained Earnings will be prospectively recorded as interest income or interest expense. The adoption of FAS 150 will impact working capital and net income. The adoption of FAS 150 will not have an effect on EPS. The EPS calculation currently includes an adjustment to net income for the change in the redemption value of preferred stock, which will now be designated as interest expense eliminating the need for the adjustment. The income used in the calculation will be the same and not have an effect on EPS.

15. Other income-net increased by $2.9 million during the second quarter primarily as the result of the gain on the sale of an operating unit in Germany of approximately $2.5 million.

                                     PART I
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                              RESULTS OF OPERATIONS

ITEM 2. RESULTS OF OPERATIONS

Second Quarter 2003 Compared to Second Quarter 2002

Commissions and fees ("gross income") increased 10.3%, or $29.9 million during the second quarter of 2003 when compared to the same period in 2002. Absent exchange rate fluctuations, gross income increased 2.1% in the three months ended June 30, 2003 when compared to the same period in 2002. In the second quarters of 2003 and 2002, respectively, 44.4% and 46.6% of consolidated gross income was attributable to the North American operations and 55.6% and 53.4% to Non-North American ("international") operations. Of the increase in gross income for the quarter, $23.6 million was attributable to the weakening of the dollar against foreign, principally European, currencies. In the second quarter of 2003 gross income from operations in North America increased 4.9% versus the respective prior period primarily from increased business from existing clients. Gross income from international operations increased 15.0% (down 0.2% absent exchange rate fluctuations) during the second quarter. Gross income from international operations, on a constant currency basis, were affected by weak performances, principally in Northern Europe where macro-economic conditions continue to impact results.

Salaries and employee related expenses increased 14.1% in the second quarter of 2003 as compared to the same period in 2002. Most of the increase, 8.5%, is attributable to currency movements while the remainder is due to accruals for the reinstatement of certain discretionary variable compensation programs in connection with improved profitability in North America.

Office and general expenses increased 0.1% in the second quarter of 2003 as compared to the second quarter of the prior year. Absent exchange rates, office and general expense were down 8.7% reflecting the continued emphasis on cost containment as well as the absence of a $4.0 million expense recorded in the second quarter of 2002 for professional fees and other expenses recognized in connection with the investigation mentioned below in the section of this report entitled "Legal Proceedings".

Inflation did not have a material effect on gross income or expenses during 2003 or 2002.

Interest Expense of $3.3 million was relatively constant compared to $3.8 million in the same period of 2002 reflecting a stable amount of short-term borrowing under overdraft and revolving credit facilities.

Interest Income was $2.7 million in the second quarter of 2003 as compared to $1.4 million for the same period in 2002. The increase is the result of higher invested cash balances.

Other income-net increased by $2.9 million during the second quarter primarily as the result of the gain of approximately $2.5 million on the sale of a majority owned operating unit in Germany.

                                     PART I
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                        RESULTS OF OPERATIONS (CONTINUED)

Minority interest applicable to consolidated companies increased by $700,000 and equity in earnings of nonconsolidated affiliated companies decreased by $100,000 during the second quarter of 2003 as compared to the respective prior period. The fluctuations were primarily due to changes in the level of profits of the Company's majority-owned companies and nonconsolidated affiliated companies. Minority interest was also impacted by the acquisition of additional shares in the Company's media operation in the United Kingdom and the sale of a majority owned operating unit in Germany in the second quarter 2003.

The effective tax rate was 50.8% for the second quarter of 2003 versus 53.1% in the same period in 2002. The decrease in the second quarter is due principally to the mix in the concentration of pre-tax income in jurisdictions with lower effective tax rates.

Net income was $4.7 million in the second quarter of 2003 as compared to net income of $1.7 million in the respective prior period. Currency movements did not have a significant impact on net income for the second quarter of 2003.

Basic and diluted earnings per common share for the second quarter of 2003 were $3.33 and $3.07, respectively. Basic and diluted earnings per common share for the second quarter of 2002 were $1.26 and $1.16, respectively. The amount of net income attributable to common shareholders grew at a rate less than the increase in net income because of the effect of the change in redemption value of the Company's Preferred Stock. The change in redemption value of the Preferred Stock, which is determined by reference to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock (subject to certain adjustments), increased at a greater rate than net income principally reflecting the strengthening European currencies as shown in the Company's total comprehensive income for the period and recorded in the Cumulative Translation Adjustment on the Balance Sheet as of June 30, 2003.

Six Months 2003 Compared to Six Months 2002

Gross income increased 7.3%, or $41.9 million, during the six months ended June 30, 2003 when compared to the same period in 2002. Absent exchange rate fluctuations, gross income increased 0.7% in six months ended June 30, 2003 when compared to the same period in 2002. Of the increase in gross income for the six months ended June 30, 2003, $37.7 million was attributable to the weakening of the dollar against foreign, principally European, currencies. In the first six months of 2003 gross income from operations in North America increased 3.1% versus the respective prior period primarily from increased business from existing clients. Gross income from international operations increased 10.9% (but decreased 1.1% absent exchange rate fluctuations) during the first six months when compared to the same periods in 2002. Gross income occurred principally at the Company's European operations which grew 14.1% during the first six months when compared to the same period in 2002; on a constant currency basis, however, European gross income was down 1.4%. These results were attributable to weak performances principally in Northern Europe where macro-economic conditions continue to impact results.

                                     PART I
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                        RESULTS OF OPERATIONS (CONTINUED)

Salaries and employee related expenses increased 7.8% for the first six months of 2003. Absent exchange rate movements, salary and employee related expenses increased approximately 1.1% for the first six months of 2003.

The increase in office and general expenses of 4.6% for the six months ended June 30, 2003 was less than the increase in gross income reflecting the continued emphasis on cost containment as well as the absence of a $4.0 million expense recognized in the second quarter of 2002 for professional fees and other expenses incurred in connection with the investigation mentioned below in the section of this report entitled "Legal Proceedings". Absent exchange rate changes office and general expenses decreased 2.7%.

Inflation did not have a material effect on gross income or expenses during 2003 or 2002.

Interest Expense of $7.4 million was relatively constant compared to $7.7 million from the same period in 2002 reflecting a stable amount of short-term borrowing under overdraft and revolving credit facilities.

Interest Income was $3.4 million for the six months ended June 30, 2003 versus $2.3 million for the six months ended June 30, 2002. The increase is the result of higher invested cash balances.

Other income-net increased by $2.5 million for the first six months of 2003 primarily as the result of the gain of approximately $2.5 million on the sale of a majority owned operating unit in Germany.

Minority interest applicable to consolidated companies decreased by $200,000 and equity in earnings of nonconsolidated affiliated companies decreased by $300,000, during the six months ended June 30, 2003 when compared to the same period in 2002. The fluctuations were primarily due to changes in the level of profits of the Company's majority-owned companies and nonconsolidated affiliated companies. Minority interest was also impacted by the acquisition of additional shares in the Company's media operation in the United Kingdom and the sale of a majority owned operating unit in Germany.

The effective tax rate was 49.0% for the first six months of 2003 versus 47.5% in the same period in 2002. The increase for the six months ended June 30, 2003 is due principally to the mix in the concentration of pre-tax income in jurisdictions with higher effective tax rates.

Net income was $9.8 million for the first six months of 2003 as compared to net income of $6.0 million in the respective prior period. Currency movements did not have a significant impact on net income for the six months ended June 30, 2003.

Basic and diluted earnings per common share for the first six months of 2003 were $6.73 and $6.19, respectively. Basic and diluted earnings per common share for the first six months of 2002 were $4.46 and $4.08, respectively. The amount of net income attributable to common shareholders grew at a rate less than the increase in net income because of the effect of the change in redemption value of the Company's Preferred Stock. The change in redemption value of the Preferred Stock, which is determined by reference to the book

                                     PART I
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                        RESULTS OF OPERATIONS (CONTINUED)

value per share attributable to one share of Common Stock and one share of Class B Common Stock (subject to certain adjustments), increased at a greater rate than net income principally reflecting the strengthening European currencies as shown in the Company's total comprehensive income for the period and recorded in the Cumulative Translation Adjustment on the Balance Sheet as of June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $126.5 million from $351.0 million at December 31, 2002 to $224.5 million at June 30, 2003. The working capital deficit increased to $105.2 million at June 30, 2003, versus a deficit of $94.8 million at December 31, 2002. The decrease in cash and cash equivalents is, primarily, attributable to the timing of collections of accounts receivable and billing of expenses to clients versus payments to trade vendors. The decrease in working capital since December 31, 2002 is primarily due to a liability recorded, at the end of the first quarter of 2003, for the purchase obligation of additional shares in the Company's media operation in the United Kingdom which was settled in the second quarter for approximately $10.0 million.

Domestically, the Company had a short-term committed revolving credit facility in the amount of $110.0 million at both December 31, 2002 and June 30, 2003. This line of credit was partially utilized during the six months ended June 30, 2003 and 2002. There was $12.6 million and $10.0 million outstanding under this credit facility at June 30, 2003 and December 31, 2002, respectively. Additionally, this line of credit may be used to secure borrowings in international subsidiaries. Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. There was $55.1 million and $57.0 million outstanding at June 30, 2003 and December 31, 2002, respectively. The changes in the level of short-term borrowing and bank overdrafts are primarily due to the timing differences on payments to media and other vendors.

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

                                     PART I
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                        RESULTS OF OPERATIONS (CONTINUED)

The Company estimates that it will be required to make future payments to acquire additional shares of subsidiary companies or to complete earn-out agreements (collectively, "Agreements") pursuant to certain acquisition arrangements not reflected as liabilities on its consolidated balance sheet of approximately $46.5 million. Of such amount, 24% is estimated to be paid over the period from 2003 through 2005 and the remainder to be paid from 2006 and beyond. The foregoing information is estimated and the actual payments made will be dependent on future events primarily related to the attainment of earnings goals, specified operating margins and revenue targets or a combination thereof in respect of a number of subject companies. Other factors which must be considered in making the estimate include the fulfillment and amendment of certain contractual obligations by third parties, the movement of exchange rates, the timing of when the Company or other parties choose to exercise certain contractual rights and other variables.

Many of the Agreements have no maximum or minimum amount payable. As such, there is no definitive range of the amounts payable in the future. The estimated amounts payable were computed using assumptions as to earnings bases,dividend rates, earnings growth rates and other factors deemed to be reasonable for the underlying situations. If the Company were to increase the earnings assumptions used in estimating the amounts payable uniformly by 10%, the estimated amounts payable would increase to $49.8 million; if the earnings assumptions were decreased uniformly by 10%, the estimated amounts payable would decrease to $43.1 million.

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

The loans and the availability of the Company's committed lines of credit contain certain covenants related to the Company's capital, debt load and cash flow. As of June 30, 2003 and December 31, 2002, the Company was in compliance with these covenants.

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of financial condition and results from operations are based on the condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company's critical accounting policies include:

                                     PART I
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                        RESULTS OF OPERATIONS (CONTINUED)

Revenue Recognition

Income derived from advertising placed with media is generally recognized based upon the publication or broadcast dates. Income resulting from expenditures billable to clients is generally recognized when the service is performed and billed. Media income and income resulting from expenditures billable to clients is clearly defined and determinable. Labor based income is recognized in the month of service as service is provided throughout the life of each contract. At the end of the reporting period, labor based contracts are examined to determine what was earned and collectable on such earned amounts for the purposes of recognizing revenue amounts appropriate for the period. Income from performance-based incentive fees is generally recorded at the end of a contract period when the amount to be received can be reasonably estimated.

Acquisitions and Impairment of Intangibles

The Company, from time to time, makes acquisitions that complement its core capabilities and strategies, enhance its existing client service infrastructure and/or provide additional support for current clients. The price of the acquisitions may be in excess of the fair value of the net tangible assets acquired. The Company accounts for these acquisitions in accordance with Statement of Financial Accounting Standards No. 141 ("FAS 141"), Business Combinations. Normally, acquired client and employment relationships are short term in nature or cancelable at will, and an acquired entity will have a minimum of tangible assets over which to allocate purchase price. Therefore, a substantial portion of the purchase price is allocated to goodwill.

The Company assesses the fair value and recoverability of intangible assets, primarily goodwill, in accordance with Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets which was adopted January 1, 2002. When assessing impairment, the carrying value of the assets less non-debt liabilities is compared to the fair value of the business units holding the goodwill at the regional levels North America and Europe. (For the purposes of the calculation, Asian and Latin American goodwill of approximately $24.0 million are combined with North America and Europe reflecting the fact that investments in the Asian and Latin American regions are principally needed to support multi-national clients in North America and Europe.) If goodwill is deemed to be impaired, the excess of carrying value of goodwill over fair value of net tangible and intangible assets is written-off. The Company has completed its annual impairment test of goodwill and intangible assets with indefinite lives as of March 31, 2003, and no impairment was identified.

Deferred Taxes

The Company recognizes deferred taxes based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The net deferred tax assets are reviewed regularly for recoverability and a valuation allowance is established, based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. At June 30, 2003 and December 31, 2002, the Company had $49.0 million and $51.0 million, respectively, of deferred tax assets net of a valuation reserve of $26.9 million, in both 2003 and 2002, which it believes to be appropriate.

                                     PART I
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                        RESULTS OF OPERATIONS (CONTINUED)

Fixed Assets

Fixed assets fall into three main categories; furniture and fixtures, computer equipment and leasehold improvements. Depreciation of furniture and fixtures, and computer equipment is computed principally by the straight-line method over the useful life of the asset, normally five to ten years for furniture and fixtures, and three to five years for computer equipment. Amortization of leasehold improvements is provided for on a straight-line basis principally over the terms of the related leases but not in excess of the useful lives of the underlying assets.

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

Occasionally, the Company enters into foreign currency contracts for known cash flows related to repatriation of earnings from its international subsidiaries or identified liabilities in foreign currencies. At June 30, 2003 and December 31, 2002, there were no foreign currency contracts open. The Company had no derivative contracts outstanding at June 30, 2003 and December 31, 2002, respectively. The Company has investments in private equity securities, corporate bonds and equity securities that may be subject to changes in general economic conditions and movements in interest rates. Excess funds are invested in short term liquid securities and money market funds.

                                     PART I
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                        RESULTS OF OPERATIONS (CONTINUED)

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Since March 2001, the Company has been cooperating with a criminal investigation being conducted by U.S. Department of Justice Antitrust Division. The investigation relates to the Graphic Services Department ("Department") of the Company's New York Division of Grey Worldwide and several former vendors of the Department. In April 2003, Mr. Mitchell Mosallem, who served as director of the Department until December 31, 2001, pleaded guilty to a series of criminal charges alleging, among other things, that Mosallem and others (including other employees in the Department) conspired (1) to restrain trade by rigging bids and allocating contracts for certain graphic services performed for a client of the Company; (2) to charge clients of the Company in excess of amounts appropriately chargeable, including charges for cost overruns on unrelated work and the cost of certain entertainment or other goods or services provided to Mosallem and other Company employees; and (3) to obtain kickbacks from former vendors of the Department. Mosallem is awaiting sentencing. In November 2002, two of Mosallem's codefendants - a vendor known as The Color Wheel, Inc. and its principal owner, Haluk Ergulec - pleaded guilty to various charges, including conspiracy to defraud the Company and its clients. The government also had previously indicated that it was examining whether there was Company responsibility in this matter. However, in connection with Mr. Ergulec's guilty plea, the government filed with the court a written plea agreement identifying the Company as a victim of Ergulec's offenses and requiring Ergulec to pay $1.1 million to the Company in restitution. In February 2002, the Company hired from outside the Company a new Director of the Department. In addition, Deloitte & Touche was retained on behalf of the Company to conduct a comprehensive review of the Department, to recommend improved policies and procedures, and to assist in the determination of remedial action as appropriate.

                                     PART II
                                OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: Reference is made to the Index annexed hereto and made a part hereof.

         (b) Reports on Form 8-K: The Company filed a report dated May 13, 2003, reporting Item 9. "Regulation FD Disclosure."

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GREY GLOBAL GROUP INC.

                                         (REGISTRANT)

Dated: August 14, 2003              By: /s/ Steven G. Felsher
                                        -----------------------------
                                    Steven G. Felsher,
                                    Vice Chairman
                                    Chief Financial Officer
                                    Secretary and Treasurer
                                    (Duly Authorized Officer)

Dated: August 14, 2003              By: /s/ Lester M. Feintuck
                                        -----------------------------
                                    Lester M. Feintuck,
                                    Senior Vice President
                                    Chief Financial Officer U.S. Controller
                                    (Chief Accounting Officer)

                                INDEX TO EXHIBITS

 Number Assigned to
Exhibit (i.e. 601 of                         Table of Item 601 Exhibits
  Regulation S-K)                             Description of Exhibits
--------------------                         --------------------------
       31.1                          Certification of CEO Pursuant to 18 U.S.C.
                                     Section 1350, as Adopted Pursuant to
                                     Section 906 of the Sarbanes-Oxley Act of
                                     2002.

       31.2                          Certification of CFO Pursuant to 18 U.S.C.
                                     Section 1350, as Adopted Pursuant to
                                     Section 906 of the Sarbanes-Oxley Act of
                                     2002.

       32.1                          Certification of CEO and CFO Pursuant to 18
                                     U.S.C. Section 1350, as Adopted Pursuant to
                                     Section 906 of the Sarbanes-Oxley Act of
                                     2002.