Form 10-Q
period 2003-09-30
GREY GLOBAL GROUP INC
filed 2003-11-13
CIK 43952

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

           FOR THE QUARTER ENDED SEPTEMBER 30, 2003


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

     As of October 31, 2003, the total number of shares outstanding of Registrant's Common Stock, par value $0.01 per share ("Common Stock"), was 1,096,941 and of Registrant's Limited Duration Class B Common Stock, par value $0.01 per share ("Class B Common Stock"), was 206,887.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             GREY GLOBAL GROUP INC.
                     AND CONSOLIDATED SUBSIDIARY COMPANIES

                                     INDEX

                                                              PAGE NO.
                                                              --------
Financial Statements:
  Condensed Consolidated Balance Sheets.....................      2
  Condensed Consolidated Statements of Operations...........      3
  Condensed Consolidated Statements of Cash Flows...........      4
  Notes to Condensed Consolidated Financial Statements......      5
Management's Discussion and Analysis of Financial Condition
  and Results of Operations.................................     12
Other Information...........................................     17
Signatures..................................................     18
Index to Exhibits...........................................     19

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003          2002(A)
                                                              -------------   ------------
                                                               (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                  AND PER SHARE DATA)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................   $  231,627      $  351,006
  Marketable securities.....................................          522           1,733
  Accounts receivable-net of allowance for doubtful accounts
    of $19,910 in 2003 and $16,352 in 2002..................    1,070,466       1,030,665
  Expenditures billable to clients..........................       72,478          78,364
  Other current assets......................................      111,457         100,189
                                                               ----------      ----------
Total current assets........................................    1,486,550       1,561,957
Investments in and advances to nonconsolidated affiliated
  companies.................................................       16,966          14,750
Fixed assets-at cost, less accumulated depreciation of
  $249,135 in 2003 and $214,260 in 2002.....................      134,768         139,941
Marketable securities.......................................        2,250           5,522
Goodwill....................................................      284,042         243,499
Other assets-including loans to executive officers of $5,047
  in 2003 and 2002..........................................      113,008         108,170
                                                               ----------      ----------
Total assets................................................   $2,037,584      $2,073,839
                                                               ==========      ==========

                       LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $1,238,295      $1,292,808
  Notes payable to banks....................................       60,788          67,046
  Accrued expenses and other................................      265,662         270,860
  Income taxes payable......................................       26,809          26,066
  Preferred Stock subject to mandatory redemption...........       11,396              --
                                                               ----------      ----------
Total current liabilities...................................    1,602,950       1,656,780
Other liabilities, including deferred compensation of
  $59,552 in 2003 and $57,766 in 2002.......................       70,297          78,900
Long-term debt..............................................      128,025         128,025
Minority interest...........................................       15,826          22,977
Redeemable Preferred Stock -- at redemption value; par value
  $0.01 per share; authorized 500,000 shares; issued and
  outstanding 30,000 shares in 2002.........................           --           9,652
Common stockholders' equity:
  Common Stock -- par value $0.01 per share; authorized
    50,000,000 shares; issued 1,283,374 shares in 2003 and
    1,265,905 shares in 2002................................           13              13
  Limited Duration Class B Common Stock -- par value $0.01
    per share; authorized 10,000,000 shares; issued 233,994
    shares in 2003 and 234,705 shares in 2002...............            2               2
  Paid-in additional capital................................       57,928          54,488
  Retained earnings.........................................      198,200         188,956
  Accumulated other comprehensive loss:
    Cumulative translation adjustment.......................        4,547         (22,743)
    Unrealized loss on marketable securities................         (386)         (1,081)
                                                               ----------      ----------
Total accumulated other comprehensive loss..................        4,161         (23,824)
                                                               ----------      ----------
  Loans to officer used to purchase Common Stock and Limited
    Duration Class B Common Stock...........................       (4,726)         (4,726)
                                                               ----------      ----------
                                                                  255,578         214,909
  Less -- cost of 187,153 and 195,444 shares of Common Stock and 26,937 shares of Limited Duration Class B Common
    Stock held in treasury in 2003 and 2002.................       35,092          37,404
                                                               ----------      ----------
Total common stockholders' equity...........................      220,486         177,505
                                                               ----------      ----------
Total liabilities and common stockholders' equity...........   $2,037,584      $2,073,839
                                                               ==========      ==========

---------------

(A) The condensed consolidated balance sheet has been derived from the audited financial statements at that date.

     See accompanying notes to condensed consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                               ---------------------------   -------------------------
                                                   2003           2002          2003          2002
                                               ------------   ------------   -----------   -----------
                                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                                     (UNAUDITED)
Commissions and fees.........................   $  324,486     $  290,441    $  942,075    $  866,104
Expenses:
  Salaries and employee related expenses.....      210,672        192,037       623,533       575,191
  Office and general expenses................       98,348         89,995       278,910       262,637
                                                ----------     ----------    ----------    ----------
                                                   309,020        282,032       902,443       837,828
                                                ----------     ----------    ----------    ----------
Operating income.............................       15,466          8,409        39,632        28,276
  Interest expense...........................       (3,947)        (3,963)      (11,317)      (11,674)
  Interest income............................          642          2,179         4,013         4,492
  Other income -- net........................          399           (612)        3,472           (77)
                                                ----------     ----------    ----------    ----------
Income of consolidated companies before taxes
  on income..................................       12,560          6,013        35,800        21,017
Provision for taxes on income................        6,405          3,151        17,793        10,278
                                                ----------     ----------    ----------    ----------
Income of consolidated companies.............        6,155          2,862        18,007        10,739
Minority interest applicable to consolidated
  companies..................................       (1,577)          (595)       (4,029)       (3,246)
Equity in earnings of nonconsolidated
  affiliated companies.......................            6            488           421         1,246
                                                ----------     ----------    ----------    ----------
Net income...................................   $    4,584     $    2,755    $   14,399    $    8,739
                                                ==========     ==========    ==========    ==========
Net income applicable to common shareholders:
Net Income...................................   $    4,584     $    2,755    $   14,399    $    8,739
Effect of dividend requirement and the change
  in redemption value of redeemable preferred
  stock......................................           --           (366)       (1,278)         (780)
                                                ----------     ----------    ----------    ----------
Net income applicable to common
  shareholders...............................   $    4,584     $    2,389    $   13,121    $    7,959
                                                ==========     ==========    ==========    ==========
Weighted average number of common shares
  outstanding
  Basic......................................    1,284,261      1,244,686     1,273,596     1,246,740
  Diluted....................................    1,408,330      1,377,518     1,399,596     1,381,952
Earnings per common share
  Basic......................................   $     3.57     $     1.92    $    10.30    $     6.38
  Diluted....................................   $     3.28     $     1.76    $     9.45    $     5.84
Dividends per common share...................   $     1.00     $     1.00    $     3.00    $     3.00
                                                ==========     ==========    ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ---------------------------
                                                                  2003           2002
                                                              ------------    -----------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                  AND PER SHARE DATA)
                                                                      (UNAUDITED)
OPERATING ACTIVITIES
Net income..................................................   $  14,399       $  8,739
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
  Depreciation of fixed assets..............................      32,271         29,849
  Impairment of goodwill....................................         430             --
  Deferred compensation expense.............................       8,324          3,872
  Restricted stock expense..................................       1,786          1,935
  Stock option expense......................................          12             --
  Equity in loss of non-consolidated affiliated companies,
     net of dividends received of $164 in 2003 and $448 in
     2002...................................................        (257)          (798)
  Loss from the sale of marketable securities...............          83            348
  Loss on the write-down of marketable securities...........         211            648
  Loss on closure of a subsidiary...........................       2,200             --
  Minority interest applicable to consolidated companies....       4,029          3,246
  Deferred income taxes.....................................       3,001         (1,713)
  Changes in operating assets and liabilities...............    (141,689)        (7,177)
                                                               ---------       --------
Net cash (used in) provided by operating activities.........     (75,200)        38,949

INVESTING ACTIVITIES
Purchases of fixed assets...................................     (18,691)       (20,292)
Trust fund deposits.........................................      (3,028)        (2,562)
(Increase) decrease in investments in and advances to
  nonconsolidated affiliated companies......................      (1,959)           630
Proceeds from the sale of marketable securities.............       4,534          3,224
Purchases of investment securities..........................        (731)          (112)
Increase in goodwill........................................     (17,430)       (15,451)
                                                               ---------       --------
Net cash used in investing activities.......................     (37,305)       (34,563)

FINANCING ACTIVITIES
Repayments of short-term borrowings.........................      (3,907)       (19,821)
Proceeds from revolving credit facility.....................       5,689             --
Repayment of revolving credit facility......................     (16,180)            --
Cash dividends paid on common shares........................      (3,876)        (3,813)
Cash dividends paid on Redeemable Preferred Stock...........        (120)          (180)
Net (payments for repurchase) proceeds from issuance of
  restricted stock..........................................         (81)           198
Proceeds from exercise of stock options.....................       2,610          1,169
                                                               ---------       --------
Net cash used in financing activities.......................     (15,865)       (22,447)
Effect of exchange rate changes on cash.....................       8,991          3,412
                                                               ---------       --------
Decrease in cash and cash equivalents.......................    (119,379)       (14,650)
Cash and cash equivalents at beginning of period............     351,006        276,602
                                                               ---------       --------
Cash and cash equivalents at end of period..................   $ 231,627       $261,952
                                                               =========       ========

     See accompanying notes to condensed consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     1. The Condensed Consolidated Financial Statements have been prepared by the Company without audit as permitted by the Securities and Exchange Commission. In accordance with generally accepted accounting principles for interim financial statements. The interim financial statements include all adjustments, which are of a normal recurring nature, that management considers necessary to fairly present he financial position and the results of operations for such periods. Reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

     2. The financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 are unaudited. Certain of the Company's international operations are consolidated on an up to three month lag as permitted by accounting principles generally accepted in the United States.

     3. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

     4. The provision for taxes on income results in an effective tax rate that is greater than the Federal statutory rate principally due to state and local income taxes, and an overall effective foreign tax rate in excess of the Federal statutory rate.

     5. As of September 30, 2003 and December 31, 2002, the Company had outstanding 20,000 shares of Series I Preferred Stock, and 5,000 shares each of its Series II and Series III Preferred Stock, issued to the Chief Executive Officer of the Company. Each share of Preferred Stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock (subject to certain adjustments) upon redemption, less a fixed discount established upon the issuance of the Preferred Stock. The holder of each class of Preferred Stock is entitled to receive cumulative preferential dividends at the annual rate of $.25 per share, and to participate in dividends on one share of the Common Stock and one share of the Class B Common Stock to the extent such dividends exceed the per share preferential dividend. The redemption date for the Series I, Series II and Series III Preferred Stock is fixed at April 7, 2004. Effective July 1, 2003, the Company's Preferred Stock has been classified as a liability on the Condensed Consolidated Balance Sheet.

     6. The computation of basic earnings per common share is based on the weighted average number of common shares outstanding and, for diluted earnings per common share, includes adjustments for the effect, if any, of the assumed exercise of dilutive stock options, the shares issuable pursuant to the Company's Senior Management Incentive Plan and the assumed conversion of the Company's 8 1/2% Convertible Subordinated Debentures. For the purpose of computing basic earnings per common share through the period ending June 30, 2003, the Company's net income is decreased for dividends paid on the Company's Preferred Stock and increased or decreased, as the case may be, by changes in redemption value of the Company's Preferred Stock during the relevant period. For the quarter ended September 30, 2003 and beyond, the dividends paid on the Company's Preferred Stock and the increase or decrease in the redemption value of the Preferred Stock is recorded, respectively, as interest expense and, as such, there are no adjustments relating to Preferred Stock to reported net income for the purpose of computing basic earnings per common share.

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

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

     The following table shows the amounts affecting net income used in computing earnings per common share ("EPS") and the weighted average number of shares of dilutive potential common stock:

                                              FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                              ---------------------------   --------------------------
                                                  2003           2002          2003          2002
                                              ------------   ------------   ----------   -------------
BASIC EARNINGS PER COMMON SHARE
WEIGHTED AVERAGE SHARES.....................    1,284,261      1,244,686     1,273,596     1,246,740
                                               ----------     ----------    ----------    ----------
Net income..................................   $    4,584     $    2,755    $   14,399    $    8,739
Effect of dividend requirements and the
  change in redemption value of Redeemable
  Preferred Stock...........................           --           (366)       (1,278)         (780)
                                               ----------     ----------    ----------    ----------
NET EARNINGS USED IN COMPUTATION............   $    4,584     $    2,389    $   13,121    $    7,959
                                               ----------     ----------    ----------    ----------
PER SHARE AMOUNT............................   $     3.57     $     1.92    $    10.30    $     6.38
                                               ==========     ==========    ==========    ==========

DILUTED EARNINGS PER COMMON
SHARE
Weighted average shares used in the Basic
  EPS calculation...........................    1,284,261      1,244,686     1,273,596     1,246,740
Net effect of dilutive stock options and
  stock incentive plans(2)..................       72,941         81,704        74,872        84,084
Assumed conversion of 8.5% convertible
  subordinated debentures...................       51,128         51,128        51,128        51,128
                                               ----------     ----------    ----------    ----------
ADJUSTED WEIGHTED AVERAGE SHARES............    1,408,330      1,377,518     1,399,596     1,381,952
                                               ----------     ----------    ----------    ----------
Net earnings used in the Basic EPS
  calculation...............................   $    4,584     $    2,389    $   13,121    $    7,959
8.5% convertible subordinated debentures
  interest net of income tax effect.........           36             36           107           107
                                               ----------     ----------    ----------    ----------
NET EARNINGS USED IN COMPUTATION............   $    4,620     $    2,425    $   13,228    $    8,066
                                               ----------     ----------    ----------    ----------
PER SHARE AMOUNT............................   $     3.28     $     1.76    $     9.45    $     5.84
                                               ==========     ==========    ==========    ==========

---------------

(1) For the three months ended September 30, 2003, net income includes as interest expense the effect of dividend requirements and the increase in redemption value of Redeemable Preferred Stock.

(2) Includes 14,877 and 17,938 shares expected to be issued pursuant to the Senior Management Incentive Plan for the purpose of computing EPS for the three and nine months ended September 30, 2003, respectively, and 20,211 shares expected to be issued pursuant to the Senior Management Incentive Plan for the purpose of computing EPS for the three months and nine months ended September 30, 2002, respectively.

     7. During the third quarter of 2003 and 2002, total comprehensive income amounted to $13,358 and $8,339, respectively, and for the nine months ended September 30, 2003 and 2002 total comprehensive income was $42,385 and $18,158, respectively. The difference between net income and total comprehensive income is the result of the change in the translated value of the net assets of the Company's international operations, principally, due to the change in value of the United States dollar versus other currencies.

     8. The Company is not engaged in more than one industry segment. The Company evaluates performance by geographic region based on income or loss before income taxes. Commissions and fees, operating income, and income (loss) of consolidated companies before taxes on income for the nine months

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES ended September 30, 2003 and 2002, and related identifiable assets at September 30, 2003 and December 31, 2002 are summarized below according to geographic region:

                                                        FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   -----------------------------------------------------------------------------------
                                      NORTH AMERICA            EUROPE                OTHER            CONSOLIDATED
                                   -------------------   -------------------   -----------------   -------------------
                                     2003       2002       2003       2002      2003      2002       2003       2002
                                   --------   --------   --------   --------   -------   -------   --------   --------
Commissions and fees.............  $146,832   $142,119   $142,563   $121,280   $35,091   $27,042   $324,486   $290,441
                                   --------   --------   --------   --------   -------   -------   --------   --------
Operating income (loss)..........    13,873     11,544     (2,374)    (3,506)    3,967       371     15,466      8,409
                                   --------   --------   --------   --------   -------   -------   --------   --------
Income (loss) of consolidated
  companies before taxes on
  income.........................    11,194      9,611     (2,539)    (3,962)    3,905       364     12,560      6,013
                                   --------   --------   --------   --------   -------   -------   --------   --------

                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                             -------------------------------------------------------------------------------------------
                                NORTH AMERICA             EUROPE                  OTHER               CONSOLIDATED
                             -------------------   ---------------------   -------------------   -----------------------
                               2003       2002        2003        2002       2003       2002        2003         2002
                             --------   --------   ----------   --------   --------   --------   ----------   ----------
Commissions and fees.......  $419,312   $406,532   $  425,543   $369,238   $ 97,220   $ 90,334   $  942,075   $  866,104
                             --------   --------   ----------   --------   --------   --------   ----------   ----------
Operating income (loss)....    31,262     24,605        4,489      3,727      3,881        (56)      39,632       28,276
                             --------   --------   ----------   --------   --------   --------   ----------   ----------
Income (loss) of
  consolidated companies
  before taxes on income...    25,571     20,111        6,562      1,518      3,667       (612)      35,800       21,017
                             --------   --------   ----------   --------   --------   --------   ----------   ----------
Identifiable assets........  $721,664   $866,713   $1,096,624   $991,769   $202,330   $200,607    2,020,618    2,059,089
                             --------   --------   ----------   --------   --------   --------
Investments in and advances
  to non-consolidated
  affiliated companies.....                                                                          16,966       14,750
                                                                                                 ----------   ----------
Total assets...............                                                                      $2,037,584   $2,073,839
                                                                                                 ==========   ==========

     Commissions and fees from the United States amounted to, approximately, 94% of the North American total for the three and nine month periods in both 2003 and 2002.

     9. In December 2002, the Financial Accounting Standard Board, issued Statement of Financial Accounting Standards No. 148 ("FAS 148"), Accounting for Stock-Based Compensation -- Transition and Disclosure which amends Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock-Based Compensation. FAS 148 provides alternative methods of transition to FAS 123's fair value method of accounting for stock-based employee compensation and amends the disclosure provisions of FAS 123. The Company adopted FAS 123 effective January 1, 2003, using the prospective method and will expense stock options issued after January 1, 2003 using the fair value method as provided for in FAS
148. The Company has also adopted the disclosure requirements of FAS 148, for 2003. There were no options granted in the first or second quarter of 2003 and 626 options were granted in the third quarter 2003. Under FAS 123 the compensation expense for the three and nine months ended September 30, 2003 was $12.

     Pro forma information regarding net income and earnings per common share has been determined as if the Company had accounted for its employee stock options under the fair value method for all periods presented. The approximate fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted average assumptions for the period ending September 30, 2002: risk-free interest rates of 4.96%; dividend yields of 0.60%; volatility factors of the expected market price of the Company's Common Stock of 0.30; and a weighted-average expected life for the options of 7.0 years for 2002.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Management reviews, from time to time, whether there are more reliable option valuation models available for use and at some point may adopt an alternative valuation methodology. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                               THREE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2003     2002
                                                              ------   ------
Net Income (as reported)....................................  $4,584   $2,755
Add: Stock-based employee compensation expense included in
  reported net income, net of related tax effects...........     263      382
(Less): Total stock-based employee compensation expense
  determined under fair value based method, net of related
  tax effects...............................................    (427)    (626)
                                                              ------   ------
Pro forma net income (loss).................................  $4,420   $2,511
Earnings per common share:
  Basic -- as reported......................................  $ 3.57   $ 1.92
  Basic -- pro forma........................................  $ 3.44   $ 1.72
  Diluted -- as reported....................................  $ 3.28   $ 1.76
  Diluted -- pro forma......................................  $ 3.16   $ 1.58

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
Net Income (as reported)....................................  $14,399   $ 8,739
Add: Stock-based employee compensation expense included in
  reported net income, net of related tax effects...........      901     1,018
(Less): Total stock-based employee compensation expense
  determined under fair value based method, net of related
  tax effects...............................................   (1,438)   (1,750)
                                                              -------   -------
Pro forma net income (loss).................................  $13,862   $ 8,007
Earnings per common share:
  Basic -- as reported......................................  $ 10.30   $  6.38
  Basic -- pro forma........................................  $  9.89   $  5.82
  Diluted -- as reported....................................  $  9.45   $  5.84
  Diluted -- pro forma......................................  $  9.08   $  5.33

     10. The Company estimates that it will be required to make future payments to acquire additional shares of subsidiary companies or to complete earn-out agreements (collectively, "Agreements") pursuant to certain acquisition arrangements not reflected as liabilities on its consolidated balance sheet of approximately $38.1 million. Of such amount, 21% is estimated to be paid over the period from 2003 through 2005 and the remainder to be paid from 2006 and beyond. The foregoing information is estimated and the actual payments made will be dependent on future events primarily related to the attainment of earnings goals, specified operating margins and revenue targets or a combination thereof in respect of a number of subject companies. Other factors which must be considered in making the estimate include the fulfillment and amendment of certain contractual obligations by third parties, the movement of exchange rates, the timing of when the Company or other parties choose to exercise certain contractual rights and other variables.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

     Many of the Agreements do not provide for maximum or minimum amounts payable. Therefore, there is no definitive range of the amounts payable in the future. The estimated amounts payable were computed using assumptions as to earnings bases, dividend rates, earnings growth rates and other factors deemed to be reasonable for the underlying situations. If the Company were to increase the earnings assumptions used in estimating the amounts payable uniformly by 10%, the estimated amounts payable would increase to $40.1 million; if the earnings assumptions were decreased uniformly by 10%, the estimated amounts payable would decrease to $36.1 million.

     11. Since March 2001, the Company has been cooperating with a criminal investigation being conducted by U.S. Department of Justice Antitrust Division. The investigation relates to the Graphic Services Department ("Department") of the Company's New York Division of Grey Worldwide and several former vendors of the Department. In April 2003, Mr. Mitchell Mosallem, who served as director of the Department until December 31, 2001, pleaded guilty to a series of criminal charges alleging, among other things, that Mosallem and others (including other employees in the Department) conspired (1) to restrain trade by rigging bids and allocating contracts for certain graphic services performed for a client of the Company; (2) to charge clients of the Company in excess of amounts appropriately chargeable, including charges for cost overruns on unrelated work and the cost of certain entertainment or other goods or services provided to Mosallem and other Company employees; and (3) to obtain kickbacks from former vendors of the Department. In November 2002, two of Mosallem's codefendants -- a vendor known as The Color Wheel, Inc. and its principal owner, Haluk Ergulec -- pleaded guilty to various charges, including conspiracy to defraud the Company and its clients. The government also had previously indicated that it was examining whether there was Company responsibility in this matter. In connection with Mr. Ergulec's guilty plea, however, the government filed with the court a written plea agreement identifying the Company as a victim of Ergulec's offenses and requiring Ergulec to pay $1.1 million to the Company in restitution. In February 2002, the Company hired from outside the Company a new Director of the Department. In addition, Deloitte & Touche was retained on behalf of the Company and has conducted a comprehensive review of the Department. Based on their reviews, the Company has implemented improved policies and procedures with respect to the department and the Company in general.

     12. The Company assesses the fair value and recoverability of intangible assets, primarily goodwill, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets which was adopted January 1, 2002. When assessing impairment, the carrying value of the assets less non-debt liabilities is compared to the fair value of the business units holding the goodwill at the regional levels North America and Europe. (For the purposes of the calculation, Asian and Latin American goodwill of approximately $24.0 million are combined with the respective North American and European regions reflecting the fact that investments in the Asian and Latin American regions are principally needed to support multi-national clients in North America and Europe.) If goodwill is deemed to be impaired, the excess of carrying value of goodwill over fair value of net tangible and intangible assets is written-off. The Company completed its annual impairment test of goodwill as of March 31, 2003, and no impairment was identified.

     13. A significant part of the Company's business involves the purchase of media time and space in many markets from various media suppliers. Consistent with industry practices, in a number of countries, the Company from time to time, directly or through a local media buying operation, is required to guarantee payment to the media suppliers in the form of performance bonds, letters of credit or other similar financial instruments which relate to liabilities shown in the Accounts Payable section of the Condensed Consolidated Balance Sheet. The utilization of these instruments may at times absorb some of the Company's credit capacity. In addition, from time to time, the Company may guarantee certain financial and other obligations of its consolidated subsidiaries,

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

     14. The following data relates to the Company's investments in nonconsolidated subsidiaries that met the criteria for a significant subsidiary as set forth in Rule 1.02(w) of Regulation S-X either individually or in the aggregate. Summarized financial information based on audited and unaudited financial statements as of and for the twelve months ended December 31, 2002, 2001 and 2000 is as follows:

                                      AS OF AND FOR THE PERIOD ENDED DECEMBER 31, 2002
                               ---------------------------------------------------------------
                                                                    AGGREGATE OF OTHER
                                                                     NONCONSOLIDATED
                                  AS-GREY OY                           SUBSIDIARIES
                                  ----------                        ------------------
Current assets...............      $21,344                               $40,675
Non-current assets...........        5,564                                 6,969
Current liabilities..........        5,108                                34,079
Non-current liabilities......           --                                14,402
Commissions and fees.........       38,201                                31,976
Net income (loss)............        1,844                                 1,416

                                      AS OF AND FOR THE PERIOD ENDED DECEMBER 31, 2001
                               ---------------------------------------------------------------
                                                                            AGGREGATE OF OTHER
                                                                             NONCONSOLIDATED
                               KPE INC.   AS-GREY OY   GCI RINGPRESS GMBH      SUBSIDIARIES
                               --------   ----------   ------------------   ------------------
Current assets...............   $1,344     $25,646           $1,908              $38,856
Non-current assets...........    4,265       3,399               13                7,937
Current liabilities..........      740       5,494            2,646               32,685
Non-current liabilities......       --          --               65                3,524
Commissions and fees.........    9,640      36,317              799               32,687
Net income (loss)............   (9,478)      3,893             (277)               1,878

                                           FOR THE PERIOD ENDED DECEMBER 31, 2000
                               ---------------------------------------------------------------
                                                                            AGGREGATE OF OTHER
                                                                             NONCONSOLIDATED
                               KPE INC.   AS-GREY OY   GCI RINGPRESS GMBH      SUBSIDIARIES
                               --------   ----------   ------------------   ------------------
Commission and fees..........  $10,290     $41,823            $944               $39,232
Net income (loss)............     (947)      3,675              --                 2,612

     KPE Inc., AS-Grey OY, GCI Ringpress and the aggregate of other of the Company's non-consolidated subsidiaries have been accounted for under the equity method. KPE Inc. an internet services provider was acquired in 2001 by a professional administrator to liquidate it on behalf of its creditors. The foregoing data for KPE Inc. is unaudited and comes from its internal statements which did not value assets or liabilities in such a manner as to reflect its liquidity or commercial difficulties. In 2001, the Company wrote off its entire investment in KPE Inc. and has no continuing liabilities or obligations. The Company has a minority interest in AS-Grey OY which has been, and continues to be, the Company's affiliate in Finland. GCI Ringpress GmbH is a small public relations subsidiary in Germany. Its financial statements were consolidated into the Company's financial statements beginning in 2002.

     15. On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("FAS 150"). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer, and have characteristics of both liabilities and equity. FAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments. Effective July 1, 2003, the Company's redeemable Preferred Stock has been classified as a liability. Additionally, the change in the redemption value of the Company's redeemable Preferred Stock and dividend payments to the preferred shareholder which were

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES previously recorded as changes in Retained Earnings will be prospectively recorded increases or decreases to interest expense. The adoption of FAS 150 will impact working capital and net income. The adoption of FAS 150 will not have an effect on EPS. The EPS calculation currently includes an adjustment to net income for the change in the redemption value of preferred stock, which will now be designated as interest expense eliminating the need for the adjustment. The income used in the calculation will be the same and not have an effect on EPS.

     16. In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" an Interpretation of ARB No. 51 ("FIN 46"), which requires variable interest entities (often referred to as special purpose entities or SPEs) to be consolidated if certain criteria are met. FIN 46 is effective as of December 31, 2003 for variable interest entities that existed prior to February 1, 2003. Companies may adopt the provisions of FIN 46 effective July 1, 2003 for some or all of the variable interest entities in which it is the primary beneficiary or holds an interest. The Company has elected to adopt FIN 46 as of December 31, 2003 for its variable interest entities (i.e., equity investments and joint venture arrangements) that may require disclosure or consolidation pursuant to FIN 46. The Company currently does not believe the impact of adopting FIN 46 for such investment interests will have a material impact on its consolidated financial statements.

     17. Other income-net increased by $3.9 million for the nine months ended September 30, 2003 primarily as the result of the gain on the sale of an operating unit in Germany of approximately $2.5 million.

     18. In October 2003, a majority-owned subsidiary of the Company's Dutch operations was closed. The Company wrote off its investment, including goodwill, in this operation in the amount of $2.6 million in the third quarter upon the determination that the asset was impaired. The Company believes it has no continuing liability that would have a material impact on the financial statements.

     19. On October 28, 2003, the Company sold $125 million principal amount of its 5.0% contingent convertible subordinated debentures, due 2033 ("Debentures"), to JP Morgan Securities Inc. ("Initial Purchaser") in a transaction exempt from the registration requirements of the Securities Act of 1933. On November 7, 2003, the Company sold an additional $25 million principal amount of Debentures pursuant to an overallotment option held by the Initial Purchaser. The total net proceeds of the offering, after expenses, is estimated to be $145 million. The Debentures are convertible in shares of the Common Stock at an initial conversion price of $961.20 per share provided that any one of several contingencies are met, including that the Common Stock trades above $1,153.44 for specified periods of time. The Company expects to use the proceeds for working capital and other general corporate purposes.

                                     PART I

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS

ITEM 2.  RESULTS OF OPERATIONS

  THIRD QUARTER 2003 COMPARED TO THIRD QUARTER 2002

     Commissions and fees ("gross income") increased 11.7%, or $34.0 million, during the third quarter of 2003 when compared to the same period in 2002. Absent exchange rate fluctuations, gross income increased 2.1% in the three months ended September 30, 2003 versus to the same period in 2002. In the third quarters of 2003 and 2002, respectively, 45.3% and 48.9% of consolidated gross income was attributable to the North American operations and 54.7% and 51.1% to Non-North American ("international") operations. Of the increase in gross income for the quarter, $22.4 million was due to the weakening of the dollar against foreign, principally European, currencies. In the third quarter of 2003 gross income from operations in North America increased 3.3% versus the respective prior period primarily from increased business from existing clients. Gross income from international operations increased 19.8% (or 4.7% without the impact of exchange rate fluctuations) during the third quarter. On a constant currency basis, gross income in Asia and Latin America improved while Europe remained flat.

     Salaries and employee related expenses increased 9.7% in the third quarter of 2003 as compared to the same period in 2002. Most of the increase, 8.2%, was attributable to exchange rate movements, while the remainder is generally in line with the increase in gross income.

     Office and general expenses increased 9.3% in the third quarter of 2003 as compared to the third quarter of the prior year. Absent the impact of exchange rates, office and general expenses were up 0.3% reflecting, in part, an impairment charge of $2.6 million related to the closure of a majority-owned subsidiary of the Company's operations in The Netherlands.

     Inflation did not have a material effect on gross income or expenses during 2003 or 2002.

     Interest expense was $3.9 million in the third quarter in each of 2003 and 2002. Interest expense increased as the result of the change in accounting treatment for the increase in the redemption value of the Company's Preferred Stock, offset by lower interest expense on short-term borrowing under overdraft and revolving credit facilities.

     Interest income was $0.6 million in the third quarter of 2003 as compared to $2.2 million for the same period in 2002. The decrease is the result of lower invested cash balances and lower interest rates earned on such balances.

     Other income-net increased by $1.0 million during the third quarter principally reflecting the absence of write-downs of marketable securities in the third quarter of 2002.

     Minority interest applicable to consolidated companies increased by $982,000 and equity in earnings of nonconsolidated affiliated companies decreased by $482,000 during the third quarter of 2003 as compared to the respective prior period. The fluctuations were primarily due to changes in the level of profits of the Company's majority-owned companies and nonconsolidated affiliated companies.

     The effective tax rate was 51.0% for the third quarter of 2003 versus 52.4% in the same period in 2002. The decrease in the third quarter is due principally to the mix in the concentration of pre-tax income in jurisdictions with lower effective tax rates.

     Net income was $4.6 million in the third quarter of 2003 as compared to net income of $2.8 million in the respective prior period. Currency movements did not have a significant impact on net income for the third quarter of 2003.

     Currency movements had no effect on pretax profit given the low absolute level of net income. This was particularly true in the European region where currency movement was the strongest.

     Basic and diluted earnings per common share for the third quarter of 2003 were $3.57 and $3.28, respectively. Basic and diluted earnings per common share for the third quarter of 2002 were $1.92 and $1.76, respectively.

  NINE MONTHS 2003 COMPARED TO NINE MONTHS 2002

     Gross income increased 8.8%, or $75.9 million, during the nine months ended September 30, 2003 when compared to the same period in 2002. Absent exchange rate movements, gross income increased 1.6% in the nine months ended September 30, 2003 when compared to the same period in 2002. Of the increase in gross income for the nine months ended September 30, 2003, $62.1 million was attributable to the weakening of the dollar against foreign, principally European, currencies. In the first nine months of 2003 gross income from operations in North America increased 3.1% versus the respective prior period primarily from increased business from existing clients. Gross income from international operations increased 13.8% (but only 0.8% on a constant currency basis) during the first nine months when compared to the same periods in 2002. During the nine months ended September 30, 2003 gross income from Europe was up 15.3% versus the same period in 2002 but, absent the impact of currency movements was down slightly (0.9%). Gross income in Latin America and Asia increased 7.6% and was not materially impacted by exchange rates.

     Salaries and employee related expenses increased 8.4% for the first nine months of 2003. Absent exchange rate movements, salary and employee related expenses increased 1.3% for the first nine months of 2003 and are generally in line with the increase in gross income.

     The increase in office and general expenses of 6.2% (a decrease of 1.7% absent exchange rate movement) for the nine months ended September 30, 2003 was less than the increase in gross income reflecting the absence of a $5.1 million expense recognized in the first three quarters of 2002 for professional fees and other expenses incurred in connection with the Company's cooperation with the government investigation mentioned below in the section of this report entitled "Legal Proceedings" despite an impairment charge of $2.6 million recorded in the third quarter of 2003 related to the closure of a majority-owned subsidiary of the Company's operations in The Netherlands.

     Inflation did not have a material effect on gross income or expenses during 2003 or 2002.

     Interest expense of $11.3 million was relatively constant compared to $11.7 million from the same period in 2002. Interest expense increased as the result of the change in accounting treatment for the increase in the redemption value of Preferred Stock, offset by lower interest expense on short-term borrowing under overdraft and revolving credit facilities.

     Interest income was $4.0 million for the nine months ended September 30, 2003 versus $4.5 million for the nine months ended September 30, 2002. The decrease is the result of lower invested cash balances and lower interest rates earned on such balances.

     Other income-net increased by $3.5 million for the first nine months of 2003 primarily as the result of the gain of approximately $2.5 million on the sale of a majority owned operating unit in Germany.

     Minority interest applicable to consolidated companies decreased by $783,000 and equity in earnings of nonconsolidated affiliated companies decreased by $825,000, during the nine months ended September 30, 2003 when compared to the same period in 2002. The fluctuations were primarily due to changes in the level of profits of the Company's majority-owned companies and nonconsolidated affiliated companies. Minority interest was also impacted by the acquisition of additional shares in the Company's media operation in the United Kingdom and the sale of a majority owned operating unit in Germany.

     The effective tax rate was 49.7% for the first nine months of 2003 versus 48.9% in the same period in 2002. The increase for the nine months ended September 30, 2003 is due principally to the mix in the concentration of pre-tax income in jurisdictions with higher effective tax rates.

     Net income was $14.4 million for the first nine months of 2003 as compared to net income of $8.7 million in the respective prior period. Currency movements did not have a significant impact on net income for the nine months ended September 30, 2003.

     Currency movements had no effect on pretax profit given the low absolute level of net income. This was particularly true in the European region where currency movement was the strongest.

     Basic and diluted earnings per common share for the first nine months of 2003 were $10.30 and $9.45, respectively. Basic and diluted earnings per common share for the first nine months of 2002 were $6.38 and $5.84, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased by $119.4 million from $351.0 million at December 31, 2002 to $231.6 million at September 30, 2003. The working capital deficit increased to $116.5 million at September 30, 2003, versus a deficit of $94.8 million at December 31, 2002. The decrease in cash and cash equivalents is, primarily, attributable to the timing of collections of accounts receivable and billing of expenses to clients versus payments to trade vendors. The decrease in working capital since December 31, 2002 is primarily due to a liability recorded, at the end of the first quarter of 2003, for the purchase obligation of additional shares in the Company's media operation in the United Kingdom which was settled in the second quarter for approximately $10.0 million and the reclassification of the Preferred Stock, with a redemption value of $11.4 million, to current liabilities.

     Domestically, the Company had a short-term committed revolving credit facility in the amount of $110.0 million at both December 31, 2002 and September 30, 2003. This line of credit was not being utilized at September 30, 2003. There was $10.0 million outstanding under this credit facility at December 31, 2002. Additionally, this line of credit may be used to secure borrowings in international subsidiaries. Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. There was $60.1 million and $57.0 million outstanding at September 30, 2003 and December 31, 2002, respectively. The changes in the level of short-term borrowing and bank overdrafts are primarily due to the timing differences on payments to media and other vendors.

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

     The Company estimates that it will be required to make future payments to acquire additional shares of subsidiary companies or to complete earn-out agreements (collectively, "Agreements") pursuant to certain acquisition arrangements not reflected as liabilities on its consolidated balance sheet of approximately $38.1 million. Of such amount, 21% is estimated to be paid over the period from 2003 through 2005 and the remainder to be paid from 2006 and beyond. The foregoing information is estimated and the actual payments made will be dependent on future events primarily related to the attainment of earnings goals, specified operating margins and revenue targets or a combination thereof in respect of a number of subject companies. Other factors which must be considered in making the estimate include the fulfillment and amendment of certain contractual obligations by third parties, the movement of exchange rates, the timing of when the Company or other parties choose to exercise certain contractual rights and other variables.

     Many of the Agreements do not provide for maximum or minimum amounts payable. As such, there is no definitive range of the amounts payable in the future. The estimated amounts payable were computed using assumptions as to earnings bases, dividend rates, earnings growth rates and other factors deemed to be reasonable for the underlying situations. If the Company were to increase the earnings assumptions used in estimating the amounts payable uniformly by 10%, the estimated amounts payable would increase to $40.1 million; if the earnings assumptions were decreased uniformly by 10%, the estimated amounts payable would decrease to $36.1 million.

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

     The loans and the availability of the Company's committed lines of credit contain certain covenants related to the Company's capital, debt load and cash flow. As of September 30, 2003 and December 31, 2002, the Company was in compliance with these covenants.

     On October 28, 2003, the Company sold $125 million principal amount of its 5.0% contingent convertible subordinated debentures, due 2033 ("Debentures"), to JP Morgan Securities Inc. ("Initial Purchaser") in a transaction exempt from the registration requirements of the Securities Act of 1933. On November 7, 2003, the Company sold an additional $25 million principal amount of Debentures pursuant to an overallotment option held by the Initial Purchaser. The total net proceeds of the offering, after expenses, is estimated to be $145 million. The Debenture are convertible in shares of the Common Stock at an initial conversion price of $961.20 per share provided that any one of several contingencies are met, including that the Common Stock trades above $1,153.44 for specified periods of time. The Company expects to use the proceeds for working capital and other general corporate purposes.

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

  ACQUISITIONS AND IMPAIRMENT OF INTANGIBLES

     The Company, from time to time, makes acquisitions that complement its core capabilities and strategies, enhance its existing client service infrastructure and/or provide additional support for current clients. The price of the acquisitions may be in excess of the fair value of the net tangible assets acquired. The Company accounts for these acquisitions in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Normally, acquired client and employment relationships are short term in nature or cancelable at will, and an acquired entity will have a minimum of tangible assets over which to allocate purchase price. Therefore, a substantial portion of the purchase price is allocated to goodwill.

     The Company assesses the fair value and recoverability of intangible assets, primarily goodwill, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets which was adopted January 1, 2002. When assessing impairment, the carrying value of the assets less non-debt liabilities is compared to the fair value of the business units holding the goodwill at the regional levels North America and Europe. (For the purposes of the calculation, Asian and Latin American goodwill of approximately $24.0 million are combined with the respective North American and European regions reflecting the fact that investments in the Asian and Latin American regions are principally needed to support multi-national clients in North America and Europe.) If goodwill is deemed to be impaired, the excess of carrying value of goodwill over fair value of net tangible and intangible assets is written-off. The Company completed its annual impairment test of goodwill and intangible assets with indefinite lives as of March 31, 2003, and no impairment was identified.

  DEFERRED TAXES

     The Company recognizes deferred taxes based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The net deferred tax assets are reviewed regularly for recoverability and a valuation allowance is established, based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. At September 30, 2003 and December 31, 2002, the Company had $48.0 million and $51.0 million, respectively, of deferred tax assets net of a valuation reserve of $26.9 million, in both 2003 and 2002, which it believes to be appropriate.

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

     Occasionally, the Company enters into foreign currency contracts for known cash flows related to repatriation of earnings from its international subsidiaries or identified liabilities in foreign currencies. At September 30, 2003 and December 31, 2002, there were no foreign currency contracts open. The Company had no derivative contracts outstanding at September 30, 2003 and December 31, 2002, respectively. The Company has investments in private equity securities, corporate bonds and equity securities that may be subject to changes in general economic conditions and movements in interest rates. Excess funds are invested in short term liquid securities and money market funds.

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

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Since March 2001, the Company has been cooperating with a criminal investigation being conducted by U.S. Department of Justice Antitrust Division. The investigation relates to the Graphic Services Department ("Department") of the Company's New York Division of Grey Worldwide and several former vendors of the Department. In April 2003, Mr. Mitchell Mosallem, who served as director of the Department until December 31, 2001, pleaded guilty to a series of criminal charges alleging, among other things, that Mosallem and others (including other employees in the Department) conspired (1) to restrain trade by rigging bids and allocating contracts for certain graphic services performed for a client of the Company; (2) to charge clients of the Company in excess of amounts appropriately chargeable, including charges for cost overruns on unrelated work and the cost of certain entertainment or other goods or services provided to Mosallem and other Company employees; and (3) to obtain kickbacks from former vendors of the Department. In November 2002, two of Mosallem's codefendants -- a vendor known as The Color Wheel, Inc. and its principal owner, Haluk Ergulec -- pleaded guilty to various charges, including conspiracy to defraud the Company and its clients. The government also had previously indicated that it was examining whether there was Company responsibility in this matter. In connection with Mr. Ergulec's guilty plea, however, the government filed with the court a written plea agreement identifying the Company as a victim of Ergulec's offenses and requiring Ergulec to pay $1.1 million to the Company in restitution. In February 2002, the Company hired from outside the Company a new Director of the Department. In addition, Deloitte & Touche was retained on behalf of the Company and has conducted a comprehensive review of the Department. Based on their reviews, the Company has implemented improved policies and procedures with respect to the department and to the Company in general.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: Reference is made to the Index annexed hereto and made a part hereof.

     (b) Reports on Form 8-K:

         The Company filed a report, dated August 13, 2003, reporting Items 5, 9 and 12. "Other Events", "Regulation FD Disclosure" and "Disclosure of Results of Operations and Financial Conditions", respectively.

         The Company filed reports, dated October 21, 2003, October 23, 2003 and October 28, 2003, reporting Items 5 and 7, "Other Events" and "Financial Statements, Pro Forma Financial Information and Exhibits", respectively.

         The Company filed a report, dated October 22, 2003, reporting Items 7 and 9, "Financial Statements, Pro Forma Financial Information and Exhibits" and "Regulation FD Disclosure", respectively.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GREY GLOBAL GROUP INC.
                                          (Registrant)

Dated:  November 13, 2003                 By:     /s/ STEVEN G. FELSHER
                                            ------------------------------------
                                                     Steven G. Felsher,
                                                       Vice Chairman
                                                  Chief Financial Officer
                                                  Secretary and Treasurer
                                                 (Duly Authorized Officer)

Dated:  November 13, 2003                 By:    /s/ LESTER M. FEINTUCK
                                            ------------------------------------
                                                    Lester M. Feintuck,
                                                   Senior Vice President
                                                Chief Financial Officer U.S.
                                                          Controller
                                                 (Chief Accounting Officer)

                               INDEX TO EXHIBITS

NUMBER ASSIGNED TO EXHIBIT
(I.E. 601 OF REGULATION S-K)          TABLE OF ITEM 601 EXHIBITS DESCRIPTION OF EXHIBITS
----------------------------          --------------------------------------------------
             31.1                Certification of Chief Executive Officer Pursuant to Section
                                 302 of the Sarbanes-Oxley Act of 2002
             31.2                Certificates of Chief Financial Officer Pursuant to Section
                                 302 of the Sarbanes-Oxley Act of 2002
               32                Certification of CEO and CFO Pursuant to 18 U.S.C. Section
                                 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley
                                 Act of 2002