Form 10-K
period 2003-12-31
GREY GLOBAL GROUP INC
filed 2004-03-15
CIK 43952

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

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in rule 12b-2 of the Act).  Yes [X]     No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $720,508,722 at June 30, 2003.

     The registrant had 1,143,139 shares of its Common Stock, par value $0.01 per share, and 232,108 shares of its Limited Duration Class B Common Stock, par value $0.01 per share, outstanding at March 1, 2004.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual proxy statement to be furnished in connection with the registrant's 2004 annual meeting of stockholders are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     Grey services a diverse client base in all product categories including fast moving consumers goods, pharmaceutical products, automobiles, entertainment and communications, technology and telecommunications, and retail. Grey has maintained client relationships over long periods of time. It has been providing service to its ten largest clients, on average, for more than 23 years. One client, The Procter & Gamble Company, which has been a client of the Company for more than forty years, represented approximately 10.6% of the Company's consolidated revenue in 2003. The loss of this client would likely have an adverse effect on the results of the Company. No other client represented more than 5% of revenue in 2003. The Company and its subsidiaries (consolidated and nonconsolidated) employed approximately 10,500 people at the end of 2003, including eight executive officers.

     The Company faces risks normally associated with a global marketing communications firm including general economic and market conditions; the credit-worthiness of its clients; competition for client assignments and talented staff; and the risks associated with extensive international operations. While the Company has no reason to believe that its international operations as a whole are jeopardized in any material respect, they bear certain risks, including those of currency fluctuations, political instability and exchange controls, which do not affect its domestic operations.

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

FORWARD LOOKING STATEMENTS

     In connection with the provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company may include Forward Looking Statements (as defined in the Reform Act) in oral or written public statements issued by or on behalf of the Company. These Forward Looking Statements may include, among other things, plans, objectives, projections, anticipated future economic performance or assumptions and the like that are subject to risks and uncertainties. Actual results or outcomes may differ materially from those discussed in the Forward Looking Statements. Important factors which may cause actual results to differ include, but are not limited to, the following: the unanticipated loss of a material client or key personnel, delays or reductions in client budgets, shifts in industry rates of compensation, government compliance costs or litigation, unanticipated natural disasters, terrorist attacks, war, technological developments, deterioration of creditworthiness of clients or suppliers, changes in the general economic conditions, changes in exchange rates, changes in interest rates and/or consumer spending either in the North American or non-North American markets in which the Company operates, unanticipated expenses, client preferences which can be affected by competition, and/or changes in the competitive frame, and the ability to project risk factors which may vary.

                           EXECUTIVE OFFICERS OF GREY

                              AS OF MARCH 1, 2004


                                                                               YEAR FIRST BECAME
EXECUTIVE OFFICERS (A)                           POSITION                AGE   EXECUTIVE OFFICER
----------------------              ----------------------------------   ---   -----------------
Robert L. Berenson................  Vice Chairman - General Manager      64          1978
Lester M. Feintuck................  Senior Vice President, Chief         50          1998
                                    Financial Officer - US, Controller
Steven G. Felsher.................  Vice Chairman, Chief Financial       54          1989
                                    Officer - Worldwide, Secretary &
                                    Treasurer
John A. Grudzina..................  Senior Vice President, General       50          2003
                                    Counsel
W. Jonathan T. Hirst..............  Senior Vice President, Director of   54          2003
                                    International Finance
Neil I. Kreisberg.................  Group Executive Vice President       59          2002
                                    Executive Managing Director
Edward H. Meyer...................  Chairman of the Board, President &   77          1959
                                    Chief Executive Officer
Stephen A. Novick.................  Vice Chairman, Chief Creative        63          1984
                                    Officer

---------------

(a) All executive officers are elected annually by the Board of Directors of Grey ("Board"). Each executive officer has been with Grey for a period greater than five years. There exists no family relationship between any of Grey's directors or executive officers and any other director or executive officer or person nominated or chosen to become a director or executive officer.

ITEM 2.  PROPERTIES.

     Substantially all offices of the Company are located in leased premises. The Company's principal office is at 777 Third Avenue, New York, New York, where it occupies approximately 439,000 square feet of space. The Company's lease covering this space expires at the end of 2009. The Company also has leases covering other offices, including in Amsterdam, Atlanta, Auckland, Beijing, Brussels, Buenos Aires, Copenhagen, Dusseldorf, Hong Kong, Istanbul, Jakarta, Johannesburg, Kuala Lumpur, London, Los Angeles, Madrid, Melbourne, Mexico City, Milan, New York, Oslo, Paris, San Francisco, San Juan, Sao Paolo, Stockholm, Tokyo, Toronto and Washington D.C.

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

None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The Common Stock is traded on the NASDAQ Stock Market's National Market and listed on the NASDAQ Stock Market under the symbol GREY.

     As of March 1, 2004, there were 360 holders of record of the Common Stock and 165 holders of record of the Limited Duration Class B Common Stock.

     The following table sets forth certain information about dividends paid and the bid prices on the NASDAQ Stock Market during the periods indicated with respect to the Common Stock:

                                                                BID PRICES*
                                                             DOLLARS PER SHARE
                                                             -----------------   DIVIDENDS
                                                              HIGH       LOW     PER SHARE
                                                             ------     ------   ---------
2003
  First Quarter............................................   $642       $591      $1.00
  Second Quarter...........................................    787        599       1.00
  Third Quarter............................................    800        660       1.00
  Fourth Quarter...........................................    825        625       1.00
2002
  First Quarter............................................   $686       $593      $1.00
  Second Quarter...........................................    834        650       1.00
  Third Quarter............................................    745        516       1.00
  Fourth Quarter...........................................    623        551       1.00

---------------

* Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

ITEM 6.  SELECTED FINANCIAL DATA.

                                      2003         2002         2001         2000         1999
                                   ----------   ----------   ----------   ----------   ----------
                                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Revenue..........................  $1,307,266   $1,199,708   $1,217,013   $1,247,448   $1,067,212
Expenses.........................   1,232,606    1,146,958    1,196,763    1,182,512    1,034,339
Income (loss) of consolidated
  companies before taxes on
  income.........................      66,125       42,972       (4,116)      54,224       38,270
Provision for taxes on income....      34,990       21,529       14,087       29,752       27,400
Net income (loss)................      29,076       18,255      (24,428)      19,404        6,401
Earnings (loss) per common share
  Basic (a)......................       21.76        13.28       (18.46)       15.70         5.13
  Diluted (b)....................       20.03        12.08       (18.46)       14.41         4.86
Weighted average number of common
  shares outstanding Basic.......   1,277,539    1,245,856    1,237,880    1,230,696    1,237,007
  Diluted........................   1,395,199    1,380,698    1,237,880    1,349,979    1,333,379
Working capital (deficiency).....      44,085      (94,823)     (91,518)     (51,421)     (56,887)
Total assets.....................   2,525,462    2,073,839    1,899,806    1,989,320    1,809,254
Long-term debt...................     275,000      128,025      128,025      128,025       78,025
Redeemable preferred stock at
  redemption value...............      12,042        9,652        8,180        9,995       10,150
Common stockholders' equity......     241,959      177,505      141,760      171,935      171,365
Cash dividends per share of
  Common Stock and Limited
  Duration Class B Common
  Stock..........................  $     4.00   $     4.00   $     4.00   $     4.00   $     4.00

---------------

(a) After giving effect to amounts attributable to redeemable preferred stock and for diluted earnings per common share to the assumed (i) exercise of dilutive stock options, (ii) issuance of shares pursuant to the Company's Senior Management Incentive Plan and (iii) conversion of the 8 1/2% Convertible Subordinated Debentures. On December 31, 2003, the 8 1/2% Convertible Subordinated Debentures were converted into 25,564 shares of Common Stock and 25,564 shares of Limited Duration Class B Common Stock. For 2003, net income was adjusted by interest savings, net of tax, on the assumed conversion of the 8 1/2% Convertible Subordinated Debentures.

(b) Due to the anti-dilutive result of the diluted earnings per share calculation for 2001, basic and diluted earnings per share are the same.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Grey ranks among the largest global communications companies in the world. Grey operates branded business units in many communications disciplines including general advertising, public relations/public affairs, direct marketing, internet communications, healthcare marketing, brand strategy and design, and on-line and off-line media services.

     The challenging market environment which we have had in North America the last few years seemed to abate as 2003 progressed. In 2003, the Company experienced its third year of difficult trading conditions in Europe. In 2003, the Company saw revenue grow by 9.0%, its net income rise by 59.2% and its diluted earnings per share go up by 65.8%. The increase in revenue was attributable mostly to the strengthening of foreign currencies against the United States dollar; exchange rate movements, however, did not have a material impact on net income. Improved performance was achieved despite the Company incurring losses in Scandinavia in 2003 significantly greater than those incurred in 2002.

YEAR ENDED 2003 COMPARED TO YEAR ENDED 2002

  REVENUE

     The following chart shows the breakdown of the Company's 2003 and 2002 revenue by area:

                                                  2003 PERCENTAGE OF                 2002 PERCENTAGE OF
                                       AMOUNT            TOTAL            AMOUNT            TOTAL
                                     ----------   -------------------   ----------   -------------------
                                                   (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Revenue from:
  North American operations........  $  585,669           44.8%         $  555,235           46.3%
                                     ----------          -----          ----------          -----
  Non-North American operations
     ("international"):
       Europe......................     581,384           44.5%            517,643           43.1%
       Asia/Latin America..........     140,213           10.7%            126,830           10.6%
                                     ----------          -----          ----------          -----
     Total International
       operations..................     721,597           55.2%            644,473           53.7%
                                     ----------          -----          ----------          -----
Total Revenue......................  $1,307,266          100.0%         $1,199,708          100.0%
                                     ==========          =====          ==========          =====

     In 2003, the weakening of the United States dollar against selected foreign currencies was responsible for the majority of the growth in revenue; the impact of such currency movements is summarized in the following:

                                                                2003 VS. 2002
                                                              NON-EXCHANGE RATE
                                             TOTAL GROWTH      IMPACTED GROWTH    EXCHANGE RATE IMPACT
                                             ------------     -----------------   --------------------
Revenue from:
  North American operations................       5.5%               4.7%                  0.8%
  International operations:
     Europe................................      12.3%              (2.5)%                14.8%
     Asia/Latin America....................      10.6%               8.8%                  1.8%
  Total International operations...........      12.0%              (0.3)%                12.3%
Total Revenue..............................       9.0%               2.0%                  7.0%

     Revenue at the Company's Scandinavian operations was down $15.6 million in 2003 compared to 2002; of this reduction, only $300,000 was attributable to currency fluctuations. This drop was due to weak market conditions, poor performance of our operating units in the region and the result of closing certain operations. Absent the effect of exchange rate movements, revenue decreases in Eastern Europe and The Netherlands were more than offset by increases in The United Kingdom, Brazil, Mexico, Argentina and Hong Kong.

  EXPENSES

     As shown in the chart set forth below, compensation expenses were up at a rate slightly greater than the rate of increase in revenue. This is mostly because of the increased variable, incentive compensation earned and/or granted in 2003 reflecting the overall increased profit performance of the Company. Other operating costs grew at a pace less than the increase in revenue because of the Company's continued focus on cost containment.

                                                                                       PERCENTAGE
                                                               2003         2002         CHANGE
                                                            ----------   -----------   ----------
                                                            (IN THOUSAND, EXCEPT PERCENTAGE DATA)
  Salaries and employee related expenses..................  $  858,000   $   780,882      9.8%
  Office and general expenses.............................     374,606       366,076      2.3%
Total expenses............................................  $1,232,606   $ 1,146,958      7.5%

     Inflation did not have a material impact on revenue or expenses in 2003 or 2002.

  OTHER INCOME/EXPENSE

     Other Income/Expense for 2003 compared to 2002 is set forth below:

                                                                                       PERCENTAGE
                                                                2003         2002        CHANGE
                                                              ---------    ---------   ----------
                                                                (IN THOUSAND, EXCEPT PERCENTAGE
                                                                             DATA)
Interest expense............................................  $ (16,814)   $ (15,735)      6.9%
Interest income.............................................      5,635        5,642        --
Other income/expense -- net.................................      2,644          315     739.4%

     Interest expense increased because of the impact of the issuance in the fourth quarter of the Company's 5% contingent convertible subordinated debentures. Interest income remained essentially the same as 2002. The amount of cash that was invested was generally higher during 2003, especially in the fourth quarter with the inclusion of the proceeds from the issuance in the fourth quarter of the Company's 5% contingent convertible subordinated debentures. The interest income benefit of the additional cash was offset by the lower rate environment in 2003. Other income increased primarily because of the sale of a majority-owned subsidiary in Germany, resulting in a gain of approximately $2.5 million.

  INCOME OF CONSOLIDATED COMPANIES BEFORE TAXES ON INCOME ("PRE-TAX PROFIT")

     The Company's pre-tax profit rose by $23.1 million (up 53.8%) during 2003. A majority of the increase was attributable to improved performance in North America where both cost containment and revenue growth helped increase pre-tax profit by 57.9%. The pre-tax profit in Europe increased modestly in 2003 but was significantly affected by very poor results from the Company's operations in Scandinavia. The pre-tax profit in Asia/Latin America more than doubled to $9.4 million because of revenue growth and improved margins.

     The 2003 results were negatively affected by a pre-tax loss of $20.6 million in the Company's Scandinavian operations, which was $17.3 million greater than the $3.3 million pre-tax loss incurred in the previous year. Absent exchange rate movement the pre-tax loss would have been $17.6 million. Through a series of start-ups, tactical acquisitions and the adoption of other growth strategies, the Company's operations in Scandinavia became the largest marketing communications group in the region. Beginning in 2001, the Company's Scandinavian operations struggled in a region where market conditions were very weak and weakened further, where structural change (such as effecting personnel reductions) is expensive and there is a long lead time before the benefits of cost reductions are fully realized. In 2003, even business units which had historically performed well suffered greatly; as noted above, revenue in the region, absent exchange rate movements, dropped by $15.6 million from 2002. The Company has reviewed all of its Scandinavian operations and has merged or closed a number of them, and sold one, recognizing a $2.1 million loss on the sale. The Company has replaced its executive and senior financial management in Scandinavia, and is continuing to reorganize selected business units which remain challenged.

  TAXES

     The effective tax rate for 2003 increased to 52.9% from 50.1% in 2002. The increase in the tax rate was directly attributable to losses incurred in Scandinavia for which no tax benefit was recorded. Given the magnitude of the losses, an addition was made to the valuation allowance for prior period losses in Scandinavia for which tax benefit had been recognized previously. This result was partially offset by reductions to the valuation allowance for prior period operating losses in other international operations where business has improved.

  MINORITY INTEREST/EQUITY ACCOUNTING

     Minority interest decreased by $1.3 million in 2003 principally because of changes in the net income at a number of consolidated companies, the acquisition of additional equity in the Company's media subsidiary in the United Kingdom and the sale of a majority-owned German subsidiary. Equity in earnings of non-consolidated companies did not move significantly between 2002 and 2003.

  NET INCOME

     The Company reported net income of $29.1 million for 2003 compared to $18.3 million in 2002. This growth was achieved after a net loss of $22.4 million incurred in respect of the Company's Scandinavian operations for 2003.

YEAR ENDED 2002 COMPARED TO YEAR ENDED 2001

  REVENUE

     The following chart shows the breakdown of the Company's 2002 and 2001 revenue by area:

                                                         2002                         2001
                                              --------------------------   --------------------------
                                                           PERCENTAGE OF                PERCENTAGE OF
                                                AMOUNT         TOTAL         AMOUNT         TOTAL
                                              ----------   -------------   ----------   -------------
                                                       (IN THOUSAND, EXCEPT PERCENTAGE DATA)
Revenue from:
  North American operations.................  $  555,235        46.3%      $  539,169        44.3%
                                              ----------       -----       ----------       -----
  International operations:
       Europe...............................     517,643        43.1%         534,697        43.9%
       Asia/Latin America...................     126,830        10.6%         143,147        11.8%
                                              ----------       -----       ----------       -----
     Total International operations.........     644,473        53.7%         677,844        55.7%
                                              ----------       -----       ----------       -----
Total Revenue...............................  $1,199,708       100.0%      $1,217,013       100.0%
                                              ==========       =====       ==========       =====

     The slight decrease in revenue in 2002 reflects generally weak economic conditions in selected Northern European and Latin American countries offset by a growth performance of the International operations and the positive impact of a weakening dollar.

                                                                      2002 VS. 2001
                                                      ----------------------------------------------
                                                                     NON-EXCHANGE RATE    EXCHANGE
                                                      TOTAL GROWTH    IMPACTED GROWTH    RATE IMPACT
                                                      ------------   -----------------   -----------
Revenue from:
  North American operations.........................       3.0%             3.1%            (0.1)%
  International operations:
     Europe.........................................      (3.2)%           (6.3)%            3.1%
     Asia/Latin America.............................     (11.4)%           (5.2)%           (6.2)%
  Total International operations....................      (4.9)%           (6.0)%            1.1%
Total Revenue.......................................      (1.4)%           (2.0)%            0.6%

  EXPENSES

     Salaries and employee related expenses decreased in 2002 reflecting the continued commitment of the Company to align its costs with its revenue and the elimination of certain costs, principally the result of the write-off of leasehold improvements and fixed assets related to disposal of more than 160,000 square feet of leased space in the fourth quarter of 2001, and the absence of goodwill amortization expense in 2002 compared with amortization of $14.4 million in 2001.

                                                                                      PERCENTAGE
                                                                2002        2001        CHANGE
                                                             ----------   ---------   ----------
                                                              (IN THOUSANDS, EXCEPT PERCENTAGE
                                                                            DATA)
Expenses:
  Salaries and employee related expenses...................  $  780,882     801,512      (2.6)%
  Office and general expenses..............................     366,076     395,251      (7.4)%
                                                             ----------   ---------
Total expenses.............................................  $1,146,958   1,196,763      (4.2)%
                                                             ----------   ---------

     Inflation did not have a material effect on revenue or expenses in 2002 or 2001.

  OTHER INCOME/EXPENSE

                                                                                    PERCENTAGE
                                                               2002       2001        CHANGE
                                                              -------    -------    ----------
                                                              (IN THOUSANDS, EXCEPT PERCENTAGE
                                                                           DATA)
Interest expense............................................  (15,735)   (15,519)        1.4%
Interest income.............................................    5,642     12,282       (54.1)%
Other income/expense - net..................................      315    (21,129)    1,014.9%

     Other Income/Expense -- net decreased in 2002 reflecting the absence of a non-cash charge taken in 2001 for the write-down of investments in Internet-related early stage businesses and certain marketable securities. Interest income was lower because of reduced cash balances as well as lower interest rates.

  TAXES

     The effective tax rate returned to historical levels with an effective tax rate of 50.1% in 2002, consistent with the tax rate in 2001, exclusive of the non-cash charge incurred in 2001.

  MINORITY INTEREST/EQUITY ACCOUNTING

     Minority interest decreased by $1.0 million in 2002. Equity in earnings of nonconsolidated affiliated companies increased $2.0 million in 2002. The changes in 2002 and in 2001 were primarily due to changes in the level of profits of consolidated and nonconsolidated companies.

  NET INCOME

     The Company reported net income of $18.3 million in 2002 as compared to a net loss of $24.4 million in 2001.

  LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $510.4 million and $351.0 million at December 31, 2003 and 2002, respectively, and the Company's investments in marketable securities were $2.6 million and $7.2 million at December 31, 2003 and 2002, respectively. Working capital increased by $138.9 million to $44.1 million at December 31, 2003 versus a deficit of $94.8 million at December 31, 2002. The increases in cash and working capital result, primarily, from the net proceeds of approximately $145.0 million related to the sale of the 5% contingent convertible subordinated debentures. The continued high level of cash and cash equivalents reflects the Company's ongoing focus on cash management.

     Domestically, the Company had available $110.0 million credit under an annual revolving credit facility from a syndicate of JPMorgan Chase Bank, HSBC Bank USA, Fleet National Bank, Barclays Bank PLC, North Fork Bank and City National Bank at December 31, 2003 and 2002, respectively. This facility was utilized during both 2003 and 2002 to secure lines of credit for certain of the Company's international subsidiaries. There was no outstanding borrowing under this facility at December 31, 2003. There was $10.0 million outstanding at December 31, 2002. The borrowings under this facility bore interest rates of 4.9% and 5.3% for the years ended December 31, 2003 and 2002, respectively. The commitment and related fees paid for the facility were $200,000 and $100,000 in 2003 and 2002, respectively.

     Other credit facilities are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. Amounts outstanding under such facilities at December 31, 2003 and 2002 were $70.5 million and $57.0 million, respectively. The changes in the level of short-term borrowing and bank overdrafts are primarily due to timing differences on collection from clients, and related payments to media and other vendors.

     Historically, cash flows from operations, bank and other borrowings have been sufficient to meet the Company's dividend, capital expenditure, acquisition and working capital needs. The Company expects that such sources will be sufficient to meet its near-term cash requirements and will enable the Company to meet its longer-term obligations.

     The Company's business historically has been seasonal with greater business activity in the second and fourth quarters, particularly the fourth quarter. As a result, cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are typically higher on the Company's year-end balance sheet than at the end of any of the preceding three quarters.

SUMMARY OF SIGNIFICANT CONTRACTUAL OBLIGATIONS

     The following summarizes the Company's estimated contractual obligations at December 31, 2003, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

ESTIMATED CONTRACTUAL OBLIGATIONS

                                                       PAYMENTS DUE BY PERIOD
                                     -----------------------------------------------------------
                                                  NOT INCLUDED ON THE BALANCE SHEET
                                     -----------------------------------------------------------
                                                                                2009
                                                                                 AND
                                         2004   2005    2006    2007    2008    BEYOND   TOTAL
                                     --------   -----   -----   -----   -----   -----   --------
                                                           (IN THOUSANDS)
Media and production commitments...  $1,090.8   $  --   $  --   $  --   $  --   $  --   $1,090.8
Acquisition agreements.............       4.0     4.7    10.8     1.4     2.7    30.7       54.2
Operating leases...................      76.1    68.2    58.2    53.7    49.2    59.9      363.3
                                     --------   -----   -----   -----   -----   -----   --------
     Total.........................  $1,170.9   $72.9   $69.0   $55.1   $51.9    88.6   $1,508.4
                                     ========   =====   =====   =====   =====   =====   ========

                                                                    PAYMENTS DUE BY PERIOD
                                      -----------------------------------------------------------------------------------
                                                                     LONG TERM LIABILITIES
                                      -----------------------------------------------------------------------------------
                                                                                                 2009
                                                                                                  AND
                                        2005          2006          2007          2008          BEYOND           TOTAL
                                      ---------     ---------     ---------     ---------     -----------     -----------
                                                                        (IN THOUSANDS)
Long term debt......................  $      --     $    25.0     $    50.0     $    25.0     $     175.0     $     275.0
Deferred compensation...............       15.7           3.1          41.7           5.5            17.5            83.5
Capital leases......................        3.0           0.4           0.1           0.1             0.1             3.7
Other...............................        1.8           0.2           0.1           0.1             0.0             2.2
                                      ---------     ---------     ---------     ---------     -----------     -----------
     Total..........................  $    20.5     $    28.7     $    91.9     $    30.7     $     192.6     $     364.4
                                      =========     =========     =========     =========     ===========     ===========

     The Company has $44.3 million of cash, marketable securities and other investments set aside to fund certain of the deferred compensation obligations shown above. Those assets are on the balance sheet included in other assets.

     In addition to the contractual obligations set forth in the table, the Company makes commitments when it purchases media time and space from various media suppliers on behalf of its clients. The liability for the media is generally recorded on the Company's balance sheet when the client is billed, usually in the month that the underlying advertising appears. As part of the general practice in the industry, the Company frequently is required to reserve, or commit to purchase, media time and space with the media suppliers well before a commercial is aired or a publication reaches the market. The duration of these commitments vary depending on the type of media purchased and the terms of the particular purchase. The duration of any commitment may be as short as a few days or as long as a year. These commitments are only entered following the specific authorization of clients who, in turn, commit to reimburse the Company. In practice, clients fulfill their commitments to the Company enabling it, in turn, to fulfill its commitments. There are, however, instances where a client may seek to alter its commitments to purchase media. It is generally industry practice that media suppliers seek to accommodate the client's wishes, in part, because the media suppliers wish to work to maintain good, on-going relations with important clients, such as the Company represents, and large buyers of media like the Company.

     At December 31, 2003, the amount of Company's media commitments not recorded on its balance sheet was $1,048.7 million, of which $357.0 million was, as of that date, cancelable by the terms of those commitments. The Company-guards against loss in respect of its media commitments in various ways. The Company considers the creditworthiness of its clients and sets relevant terms of business appropriately, and may purchase credit insurance in certain instances. In certain markets, the Company is also protected on its commitments if a client does not fulfill its underlying obligations by the rule of sequential liability, which generally provides that a buyer of media is not required to pay a media supplier unless such buyer has been paid by its client.

     The Company estimates that it will be required to make future payments to acquire additional shares of subsidiary companies or to complete earn-out agreements (collectively, "Agreements") pursuant to certain acquisition arrangements not reflected as liabilities on its consolidated balance sheet of approximately $54.2 million. Of such amount, 38.4% is estimated to be paid over the period from 2004 through 2007 and the remainder to be paid from 2008 and beyond. The foregoing information is estimated and the actual payments made will be dependent on future events primarily related to the attainment of earnings goals, specified operating margin and revenue targets or a combination thereof in respect of a number of subject companies. Other factors which must be considered in making the estimate include the fulfillment and amendment of certain contractual obligations by third parties, the movement of exchange rates, the timing of when the Company or other parties choose to exercise certain contractual rights and other variables.

     Many of the Agreements do not provide for maximum or minimum amounts payable. Therefore, there is no definitive range of the amounts payable in the future. The estimated amounts payable were computed using assumptions as to earnings bases, dividend rates, earnings growth rates and other factors deemed to be reasonable for the underlying situations. If the Company were to increase the earnings assumptions used in estimating the amounts payable uniformly by 10%, the estimated amounts payable would increase to $64.7 million; if the earnings assumptions were decreased uniformly by 10%, the estimated amounts payable would decrease to $43.7 million.

     The Company has two loans outstanding from the Prudential Insurance Company of America. The first loan of $75.0 million from December 1997 bore interest at the rate of 6.94% and was originally repayable in three equal annual installments, commencing in December 2003. This loan was renegotiated in March 2003, with a fixed interest rate of 7.41%, and principal repayments of $25.0 million in March, 2007, 2008 and 2009, respectively. The second loan of $50.0 million was drawn in November 2000, bears interest at the rate of 8.17% and is repayable in two equal annual installments, commencing in November 2006.

     The loans and the availability of the Company's committed lines of credit contain certain covenants related to the Company's capital, debt load and cash flow. As of December 31, 2003 and December 31, 2002, the Company was in compliance with these covenants.

     On October 28, 2003, the Company sold $125 million principal amount of its 5% contingent convertible subordinated debentures, due 2033 ("Debentures"), to JP Morgan Securities Inc. ("Initial Purchaser") in a transaction exempt from the registration requirements of the Securities Act of 1933. On November 7, 2003, the Company sold an additional $25 million principal amount of Debentures pursuant to an overallotment option held by the Initial Purchaser. The total net proceeds of the offering were $145 million. The Debentures are convertible into shares of Common Stock at an initial conversion price of $961.20 per share provided that any one of several contingencies are met, including that the Common Stock trades above $1,153.44 for specified periods of time. The Debentures are subordinate to the other debt of the Company. The fair value of the Debentures at year end was $156 million. The Company is using the proceeds of the issuance for working capital and other general corporate purposes.

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

REVENUE RECOGNITION

     Revenue derived from advertising placed with media is recognized based upon the publication or broadcast dates. Revenue resulting from expenditures billable to clients is recognized when the service is performed and billed. Media revenue and revenue resulting from expenditures billable to clients is clearly defined and determinable. Labor based revenue is recognized in the month of service as service is provided throughout the life of each contract. At the end of the reporting period, labor based contracts are examined to determine what was earned and what is collectible on such earned amounts for the purposes of recognizing revenue amounts appropriate for the period. Revenue from performance-based incentive fees is recorded at the end of a contract period when the amount to be received can be reasonably estimated.

ACQUISITIONS AND IMPAIRMENT OF GOODWILL

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

     The Company assesses the fair value and recoverability of intangible assets, almost exclusively goodwill, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted January 1, 2002. When assessing potential impairment of goodwill, the fair value of all business units at the regional levels of North America and Europe is compared to the carrying value of those business units. For the purposes of the analysis, Asian and Latin American business units are combined with the respective North American and European regions reflecting the fact that investments in the Asian and Latin American regions are principally needed to support multi-national clients serviced in North America and Europe. If impairment is indicated, the excess of the carrying value of the goodwill over fair value of the business units is written-off. The Company completed its annual impairment test of goodwill and intangible assets with indefinite lives as of March 31, 2003, and no impairment was identified nor were there any impairment indicators subsequent to March 31, 2003.

     The 2001 results on a historical basis do not reflect the provisions of FAS
142. Had the Company adopted FAS 142 on January 1, 2001, the historical net income and basic and diluted net income per common share would have been changed to the adjusted amounts indicated below:

                                                           TWELVE MONTHS ENDED DECEMBER 31, 2001
                                                   ------------------------------------------------------
                                                                BASIC EARNINGS PER   DILUTED EARNINGS PER
                                                   NET INCOME      COMMON SHARE          COMMON SHARE
                                                   ----------   ------------------   --------------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA
Reported net income..............................   $(24,428)        $(18.46)              $(18.46)
Goodwill amortization............................     14,390           11.07                 11.07
                                                    --------         -------               -------
Adjusted net income..............................   $(10,038)        $ (7.39)              $ (7.39)
                                                    ========         =======               =======

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

SALARIES AND EMPLOYEE RELATED EXPENSES

     The Company records salaries and employee related expenses as a period cost when incurred. Salary expense is generally recorded in the period that the salary is paid. Discretionary bonuses are estimated and accrued as short-term liabilities each period. Bonuses are paid shortly after year end. Stock and other incentive plans and contractual bonuses are clearly identifiable and determinable, and are generally accrued when earned by the employee.

DEFERRED TAXES

     The Company recognizes deferred tax assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The net deferred tax assets are regularly reviewed for recoverability and a valuation allowance is established, based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of December 31, 2003, the Company had $53.7 million of deferred tax assets net of a valuation reserve of $25.4 million, which it believes to be appropriate.

     For further detail on accounting policies, please refer to the Notes to the Company's Consolidated Financial Statements.

  FASB STATEMENTS

     In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" an Interpretation of ARB No. 51 ("FIN 46"), which requires variable interest entities (often referred to as special purpose entities or SPEs) to be consolidated if certain criteria are met. FIN 46 was effective as of January 31, 2003 for variable interest entities created after that date and other variable interest entities in the first quarter of 2004. The adoption of FIN 46 is not expected to have a material impact the Company's consolidated financial statements.

     In December 2002, the Financial Accounting Standard Board, issued Statement of Financial Accounting Standards No. 148 ('FAS 148'), Accounting for Stock-Based Compensation - Transition and Disclosure which amends Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock-Based Compensation . FAS 148 provides alternative methods of transition to FAS 123's fair value method of accounting for stock-based employee compensation and amends the disclosure provisions of FAS 123. While the statement does not require companies to account for employee stock options using the fair value method, the Company adopted FAS 123 effective January 1, 2003, using the prospective method as provided for in FAS 123 and adopted the disclosure requirements of FAS 148, for 2003.

     On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("FAS 150"). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer, and have characteristics of both liabilities and equity. FAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments. Effective July 1, 2003, the Company's redeemable preferred stock was classified as a liability. Additionally, the change in the redemption value of the Company's redeemable preferred stock and dividend payments to its holder, which were previously recorded as changes in retained earnings, have been recorded from July 1, 2003 as increases or decreases to interest expense. The adoption of FAS 150 affected working capital and net income in 2003. The adoption of FAS 150 will not affect earnings per share computations. The earnings per share calculations, through June 30, 2003 included an adjustment to net income for the change in the redemption value of preferred stock; FAS 150 requires the change in redemption value to be recorded as increases or decreases to interest expense, thereby, eliminating the need for the adjustment.

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

     Occasionally, the Company enters into foreign currency contracts for known cash flows related to repatriation of earnings from its international subsidiaries or identified liabilities in foreign currencies. The term of each such foreign currency contract entered into in 2003 was for less than three months and the amount open at December 31, 2003 was not material. At December 31, 2002, there were no foreign currency contracts open. The Company had no derivative contracts outstanding at December 31, 2003 or 2002, respectively.

     The Company has investments in private equity securities, corporate bonds and equity securities that may be subject to changes in general economic conditions and fluctuations in interest rates. Excess funds are generally invested in short term liquid securities and money market funds.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this Item is presented in this report beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

     (b) Internal Controls Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to the directors of Grey is incorporated herein by reference to the Company's proxy statement ("Proxy Statement") to be sent to its stockholders in connection with its 2003 Annual Meeting and will be included under the caption "Election of Director". Information with respect to Grey's executive officers is set forth in Part I of this report. The Company has adopted the Grey Global Group Inc. Code of Ethics - Senior Officers, a copy of which is annexed as an Exhibit to this Form 10-K, which applies to the Company's principal executive officer, principal financial officer and principal accounting officer. Any waiver or amendment of the Code of Ethics will be disclosed on the Company's website or as otherwise permitted under applicable law.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is incorporated herein by reference to the Proxy Statement and will be included under the caption "Relationship with Independent Auditors".

                                    PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) (1) (2) The information required by this subsection of this Item is presented in the index to Financial Statements on Page F-1. (3) The information required by this subsection of this Item is provided in the Index of Exhibits at Page E-1 of this report. Such index provides a listing of exhibits filed with this report and those incorporated herein by reference.

     (b) The Company filed reports on Form 8-K, dated October 21, 2003, October 23, 2003 and October 28, 2003 reporting items 5 and 7, "Other Events" and "Financial Statements, Pro Forma Financial Information and Exhibits," respectively.

      The Company filed a report on Form 8-K, dated October 22, 2003, reporting Items 7 and 9, "Financial Statements, Pro Forma Financial Information and Exhibits" and "Regulation FD Disclosure", respectively.

      The Company filed reports on Form 8-K, dated November 11, 2003 and February 27, 2004, reporting Items 5, 9, and 12. "Other Events", Regulation FD Disclosure" and "Disclosure of Results of Operations and Financial Conditions," respectively.

      The Company filed a report on Form 8-K, dated January 8, 2004, reporting
Item 5, "Other Events".

      The Company filed a report on Form 8-K, dated March 2, 2004, reporting Items 9 and 12, "Regulation FD Disclosure" and "Disclosure of Results of Operations and Financial Conditions", respectively.

     (c) The information required by this subsection of this Item is presented following the Financial Statements. All schedules except for Financial Statement
Schedule II - Valuation and Qualifying Accounts are not required under the related instructions or are inapplicable and, therefore have been omitted.

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

                                            Dated: March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the date indicated.


/s/ MARK N. KAPLAN                                       Dated: March 15, 2004
---------------------------------------------
Mark N. Kaplan, Director

/s/ VICTOR J. BARNETT                                    Dated: March 15, 2004
---------------------------------------------
Victor J. Barnett, Director

/s/ DANIEL S. SHAPIRO                                    Dated: March 15, 2004
---------------------------------------------
Daniel S. Shapiro, Director

/s/ EDWARD H. MEYER                                      Dated: March 15, 2004
---------------------------------------------
Edward H. Meyer, Director,
Principal Executive Officer

/s/ STEVEN G. FELSHER                                    Dated: March 15, 2004
---------------------------------------------
Steven G. Felsher,
Principal Financial Officer

/s/ LESTER M. FEINTUCK                                   Dated: March 15, 2004
---------------------------------------------
Lester M. Feintuck,
Principal Accounting Officer

                           ANNUAL REPORT ON FORM 10-K

                         ITEM 8, ITEM 15(A)(1) AND (2)

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          LIST OF FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 2003

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

                   FORM 10-K -- ITEM 8, ITEM 15(A)(1) AND (2)

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                         INDEX TO FINANCIAL STATEMENTS

     The following consolidated financial statements of Grey Global Group Inc. and consolidated subsidiary companies are included in Item 8:

Report of Independent Auditors..............................   F-2
Consolidated Balance Sheets--December 31, 2003 and 2002.....   F-3
Consolidated Statements of Operations--Years Ended December
  31, 2003, 2002 and 2001...................................   F-5
Consolidated Statements of Common Stockholders' Equity--
  Years Ended December 31, 2003, 2002 and 2001..............   F-6
Consolidated Statements of Cash Flows-- Years Ended December
  31, 2003, 2002 and 2001...................................   F-9
Notes to Consolidated Financial Statements-- December 31,
  2003......................................................   F-11
Schedule II - Valuation and Qualifying Accounts--Years Ended
  December 31, 2003, 2002 and 2001..........................   F-34

                         REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of Directors
Grey Global Group Inc.

     We have audited the accompanying consolidated balance sheets of Grey Global Group Inc. and consolidated subsidiary companies as of December 31, 2003 and 2002, and the related consolidated statements of operations, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15 (c). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grey Global Group Inc. and consolidated subsidiary companies at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note A, the Company changed its method for accounting for stock compensation and its accounting for goodwill and other intangibles effective January 1, 2003 and January 1, 2002, respectively. In addition, as also discussed in Note A, the Company changed the accounting for its redeemable Preferred Stock effective July 1, 2003.

                                          ERNST & YOUNG LLP

New York, New York
February 26, 2004

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2003           2002
                                                              ------------   ------------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                  AND PER SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  510,446     $  351,006
  Marketable securities.....................................          979          1,733
  Accounts receivable (net of allowance for doubtful
     accounts of $21,467 in 2003 and $16,352 in 2002).......    1,250,241      1,030,665
  Expenditures billable to clients..........................       77,503         78,364
  Other current assets......................................      106,710        100,189
                                                               ----------     ----------
Total current assets........................................    1,945,879      1,561,957
Investments in and advances to nonconsolidated affiliated
  companies.................................................       16,899         14,750
Fixed assets-net............................................      140,687        139,941
Marketable securities.......................................        1,580          5,522
Goodwill....................................................      286,880        243,499
Other assets-including loans to executive officers of $5,047
  in 2003 and 2002..........................................      133,537        108,170
                                                               ----------     ----------
Total assets................................................   $2,525,462     $2,073,839
                                                               ==========     ==========

                See notes to consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                   2003             2002
        LIABILITIES AND COMMON STOCKHOLDERS' EQUITY           --------------   --------------
                                                              (IN THOUSANDS, EXCEPT SHARE AND
                                                                      PER SHARE DATA)
Current liabilities:
  Accounts payable..........................................   $ 1,472,944      $ 1,292,808
  Notes payable to banks....................................        70,455           67,046
  Accrued expenses and other................................       313,213          270,860
  Income taxes payable......................................        33,140           26,066
  Redeemable preferred stock-at redemption value; par value
     $0.01 per share; authorized 500,000 shares; issued and
     outstanding 30,000 shares in 2003......................        12,042                -
                                                               -----------      -----------
Total current liabilities...................................     1,901,794        1,656,780
Other liabilities-including deferred compensation of $61,318
  in 2003 and $57,766 in 2002...............................        92,271           78,900
Term loans..................................................       125,000          128,025
Contingent convertible subordinated debentures..............       150,000                -
Minority interest...........................................        14,438           22,977
Redeemable preferred stock-at redemption value; par value
  $0.01 per share; authorized 500,000 shares; issued and
  outstanding 30,000 shares in 2003 and 2002,
  respectively..............................................             -            9,652
Common stockholders' equity:
  Common Stock- par value $0.01 per share; authorized
     50,000,000 shares; issued 1,284,493 shares in 2003 and
     1,265,905 shares in 2002...............................            13               13
  Limited Duration Class B Common Stock- par value $0.01 per share; authorized 10,000,000 shares; issued 233,559
     shares in 2003 and 234,705 shares in 2002..............             2                2
  Paid-in additional capital................................        57,481           54,488
  Retained earnings.........................................       211,573          188,956
  Accumulated other comprehensive income (loss):
     Cumulative translation adjustment......................         7,042          (22,743)
     Unrealized loss on marketable securities...............             -           (1,081)
                                                               -----------      -----------
  Total accumulated other comprehensive income (loss).......         7,042          (23,824)
                                                               -----------      -----------
  Loans to officer used to purchase Common Stock and Limited
     Duration Class B Common Stock..........................        (4,726)          (4,726)
                                                               -----------      -----------
                                                                   271,385          214,909
  Less-cost of 161,389 and 195,444 shares of Common Stock
     and 1,373 and 26,937 shares of Limited Duration Class B
     Common Stock held in treasury at December 31, 2003 and
     2002, respectively.....................................        29,426           37,404
                                                               -----------      -----------
Total common stockholders' equity...........................       241,959          177,505
Commitments and contingencies...............................            --               --
                                                               -----------      -----------
Total liabilities and common stockholders' equity...........   $ 2,525,462      $ 2,073,839
                                                               ===========      ===========

                See notes to consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31
                                                           ------------------------------------
                                                              2003         2002         2001
                                                           ----------   ----------   ----------
                                                           (IN THOUSANDS, EXCEPT SHARE AND PER
                                                                       SHARE DATA)
Revenue..................................................  $1,307,266   $1,199,708   $1,217,013
Expenses:
     Salaries and employee related expenses..............     858,000      780,882      801,512
     Office and general expenses.........................     374,606      366,076      395,251
                                                           ----------   ----------   ----------
                                                            1,232,606    1,146,958    1,196,763
                                                           ----------   ----------   ----------
Operating Income.........................................      74,660       52,750       20,250
     Interest expense....................................     (16,814)     (15,735)     (15,519)
     Interest income.....................................       5,635        5,642       12,282
     Other income -- net.................................       2,644          315      (21,129)
                                                           ----------   ----------   ----------
Income (loss) of consolidated companies before taxes on
  income.................................................      66,125       42,972       (4,116)
Provision for taxes on income............................      34,990       21,529       14,087
                                                           ----------   ----------   ----------
Income (loss) of consolidated companies..................      31,135       21,443      (18,203)
Minority interest applicable to consolidated companies...      (2,718)      (4,005)      (5,034)
Equity in earnings (loss) of non-consolidated affiliated
  companies..............................................         659          817       (1,191)
                                                           ----------   ----------   ----------
Net income (loss)........................................  $   29,076   $   18,255   $  (24,428)
                                                           ==========   ==========   ==========
Net income applicable to common shareholders:
Net Income...............................................  $   29,076   $   18,255   $  (24,428)
Effect of dividend requirement and the change in
  redemption value of redeemable preferred stock.........      (1,278)      (1,713)       1,575
                                                           ----------   ----------   ----------
Net income applicable to common shareholders.............  $   27,798   $   16,542   $  (22,853)
                                                           ==========   ==========   ==========
Weighted average number of common shares outstanding
       Basic.............................................   1,277,539    1,245,856    1,237,880
       Diluted...........................................   1,395,199    1,380,698    1,237,880
Earnings (loss) per Common Share:
       Basic.............................................  $    21.76   $    13.28   ($   18.46)
       Diluted...........................................  $    20.03   $    12.08   ($   18.46)
Dividends per common share...............................  $     4.00   $     4.00   $     4.00
                                                           ==========   ==========   ==========

See notes to consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                        PAID-IN
                                              COMMON   ADDITIONAL   COMPREHENSIVE   RETAINED
                                              STOCK     CAPITAL        INCOME       EARNINGS
                                              ------   ----------   -------------   --------
                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Balance at December 31, 2000................  $  15     $46,004                     $205,378
  Comprehensive income:
    Net (loss) income.......................                          $(24,428)      (24,428)
    Other comprehensive loss:
      Translation adjustment................                           (12,828)
      Unrealized loss on marketable
         securities, net of reclassification
         adjustment for losses included in
         net loss of $208...................                             6,224
                                                                      --------
    Other comprehensive loss................                            (6,604)
                                                                      --------
  Total comprehensive loss..................                          $(31,032)
                                                                      ========
  Cash dividends-Common Shares-$4.00 per
    share...................................                                          (5,022)
  Cash dividends-Redeemable Preferred
    Stock-$8.00 per Share...................                                            (240)
  Decrease in redemption value of Redeemable
    Preferred Stock.........................                                           1,815
  Restricted stock activity.................              1,701
  Common Shares issued upon exercise of
    stock options...........................                937
  Common Shares issued in accordance with
    Employee Stock Ownership Plan...........
  Senior Management Incentive Plan
    activity................................                142
  Rounding..................................     (1)
                                              ------    -------                     --------
Balance at December 31, 2001................  $  14     $48,784                     $177,503
                                              ======    =======                     ========

                                              COMMON STOCK HELD IN
                                                    TREASURY
                                              --------------------   LOANS TO   ACCUMULATED OTHER
                                               SHARES     AMOUNT     OFFICERS   COMPREHENSIVE LOSS    TOTAL
                                              --------   ---------   --------   ------------------   --------
                                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Balance at December 31, 2000................  237,686    $(40,012)   $(4,726)        $(34,724)       $171,935
  Comprehensive income:
    Net (loss) income.......................                                                          (24,428)
    Other comprehensive loss:
      Translation adjustment................
      Unrealized loss on marketable
         securities, net of reclassification
         adjustment for losses included in
         net loss of $208...................
    Other comprehensive loss................                                           (6,604)         (6,604)
  Total comprehensive loss..................
  Cash dividends-Common Shares-$4.00 per
    share...................................                                                           (5,022)
  Cash dividends-Redeemable Preferred
    Stock-$8.00 per Share...................                                                             (240)
  Decrease in redemption value of Redeemable
    Preferred Stock.........................                                                            1,815
  Restricted stock activity.................   (2,313)        212                                       1,913
  Common Shares issued upon exercise of
    stock options...........................   (4,984)        719                                       1,656
  Common Shares issued in accordance with
    Employee Stock Ownership Plan...........     (983)        594                                         594
  Senior Management Incentive Plan
    activity................................                                                              142
  Rounding..................................                                                               (1)
                                              -------    --------    -------         --------        --------
Balance at December 31, 2001................  229,406    $(38,487)   $(4,726)        $(41,328)       $141,760
                                              =======    ========    =======         ========        ========

                See notes to consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                        PAID-IN
                                              COMMON   ADDITIONAL   COMPREHENSIVE   RETAINED
                                              STOCK     CAPITAL        INCOME       EARNINGS
                                              ------   ----------   -------------   --------
                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Balance at December 31, 2001................  $  14     $48,784                     $177,503
  Comprehensive income:
    Net income..............................                          $ 18,255        18,255
    Other comprehensive income:
      Translation adjustment................                            17,473
      Unrealized loss on marketable
         securities, net of reclassification
         adjustment for losses included in
         net loss of $348...................                                31
                                                                      --------
    Other comprehensive income..............                            17,504
                                                                      --------
  Total comprehensive income................                          $ 35,758
                                                                      ========
  Cash dividends-Common Shares-$4.00 per
    share...................................                                          (5,090)
  Cash dividends-Redeemable Preferred
    Stock-$8.00 per share...................                                            (240)
  Increase in redemption value of Redeemable
    Preferred Stock.........................                                          (1,472)
  Restricted stock activity.................              1,804
  Common Shares issued upon exercise of
    stock options...........................      1       1,187
  Senior Management Incentive Plan
    activity................................              2,711
  Rounding..................................                  2
                                              ------    -------                     --------
Balance at December 31, 2002................  $  15     $54,488                     $188,956
                                              ======    =======                     ========

                                              COMMON STOCK HELD IN
                                                    TREASURY
                                              --------------------   LOANS TO   ACCUMULATED OTHER
                                               SHARES     AMOUNT     OFFICERS   COMPREHENSIVE LOSS    TOTAL
                                              --------   ---------   --------   ------------------   --------
                                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Balance at December 31, 2001................  229,406    $(38,487)   $(4,726)        $(41,328)       $141,760
  Comprehensive income:
    Net income..............................                                                           18,255
    Other comprehensive income:
      Translation adjustment................
      Unrealized loss on marketable
         securities, net of reclassification
         adjustment for losses included in
         net loss of $348...................
    Other comprehensive income..............                                           17,504          17,504
  Total comprehensive income................
  Cash dividends-Common Shares-$4.00 per
    share...................................                                                           (5,090)
  Cash dividends-Redeemable Preferred
    Stock-$8.00 per share...................                                                             (240)
  Increase in redemption value of Redeemable
    Preferred Stock.........................                                                           (1,472)
  Restricted stock activity.................   (5,093)        807                                       2,611
  Common Shares issued upon exercise of
    stock options...........................   (1,932)        276                                       1,464
  Senior Management Incentive Plan
    activity................................                                                            2,711
  Rounding..................................                                                                2
                                              -------    --------    -------         --------        --------
Balance at December 31, 2002................  222,381    $(37,404)   $(4,726)        $(23,824)       $177,505
                                              =======    ========    =======         ========        ========

                See notes to consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
       CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                            PAID-IN
                                                  COMMON   ADDITIONAL   COMPREHENSIVE   RETAINED
                                                  ------   ----------   -------------   --------
                                                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                  STOCK     CAPITAL        INCOME       EARNINGS
Balance at December 31, 2002....................   $15      $54,488                     $188,956
  Comprehensive income:
    Net income..................................                           $29,076        29,076
    Other comprehensive income:
      Translation adjustment....................                            29,785
      Unrealized loss on marketable securities,
         net of $178 reclassification adjustment
         for losses included in net loss........                             1,081
                                                                           -------
    Other comprehensive income..................                            30,866
                                                                           -------
  Total comprehensive income....................                           $59,942
                                                                           =======
  Cash dividends-Common Shares-$4.00 per
    share.......................................                                          (5,180)
  Cash dividends-Redeemable Preferred
    Stock-$8.00 per share.......................                                            (120)
  Increase in redemption value of Redeemable
    Preferred Stock.............................                                          (1,158)
  Restricted stock activity.....................              2,338
  Stock option activity.........................              2,398
  Tax Benefit from exercise of stock options....              2,646
  Expense for stock option issuance.............                 22
  Common Shares issued in accordance with
    Employee Stock Ownership Plan...............
  Senior Management Incentive Plan activity.....             (1,802)
  Conversion of 8 1/2% Convertible Subordinated
    Debentures..................................             (2,610)
  Rounding......................................                  1                           (1)
                                                   ---      -------                     --------
Balance at December 31, 2003....................   $15      $57,481                     $211,573
                                                   ===      =======                     ========

                                                                                     ACCUMULATED
                                                  COMMON STOCK HELD IN                  OTHER
                                                        TREASURY         LOANS TO   COMPREHENSIVE
                                                  --------------------   --------   -------------
                                                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                   SHARES     AMOUNT     OFFICERS       LOSS         TOTAL
Balance at December 31, 2002....................  222,381    $(37,404)   $(4,726)     $(23,824)     $177,505
  Comprehensive income:
    Net income..................................                                                      29,076
    Other comprehensive income:
      Translation adjustment....................                                        29,785        29,785
      Unrealized loss on marketable securities,
         net of $178 reclassification adjustment
         for losses included in net loss........                                         1,081         1,081
    Other comprehensive income..................
  Total comprehensive income....................
  Cash dividends-Common Shares-$4.00 per
    share.......................................                                                      (5,180)
  Cash dividends-Redeemable Preferred
    Stock-$8.00 per share.......................                                                        (120)
  Increase in redemption value of Redeemable
    Preferred Stock.............................                                                      (1,158)
  Restricted stock activity.....................   (3,542)        537                                  2,875
  Stock option activity.........................   (3,226)        462                                  2,860
  Tax Benefit from exercise of stock options....                                                       2,646
  Expense for stock option issuance.............                                                          22
  Common Shares issued in accordance with
    Employee Stock Ownership Plan...............   (1,723)      1,344                                  1,344
  Senior Management Incentive Plan activity.....                                                      (1,802)
  Conversion of 8 1/2% Convertible Subordinated
    Debentures..................................  (51,128)      5,635                                  3,025
  Rounding......................................
                                                  -------    --------    -------      --------      --------
Balance at December 31, 2003....................  162,762    $(29,426)   $(4,726)     $  7,042      $241,959
                                                  =======    ========    =======      ========      ========

                See notes to consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED DECEMBER 31
                                                              -------------------------------------------
                                                                  2003            2002           2001
                                                              -------------   ------------   ------------
                                                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE
                                                                                 DATA)
OPERATING ACTIVITIES
Net income (loss)...........................................    $  29,076       $ 18,255       $(24,428)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities, net of acquisitions:
Depreciation and amortization of fixed assets...............       43,571         41,430         50,492
Amortization of intangibles, primarily goodwill.............           --             --         14,390
Write-down of goodwill......................................          867             --          7,005
Deferred compensation.......................................        9,654          7,920          2,225
Amortization of restricted stock............................        2,509          2,605          1,838
Stock option expense........................................           22             --             --
Equity in earnings (loss) of non-consolidated affiliated
  companies, net of dividends received of $543 in 2003, $589
  in 2002, and $1,236 in 2001...............................         (116)          (228)         2,427
Loss from the sale of marketable securities.................          178            348            208
Loss on the write-down of investments and marketable
  securities................................................          196            866         21,554
Net gains from the sale/closure of subsidiaries.............         (140)          (517)            --
Minority interest applicable to consolidated companies......        2,718          4,005          5,034
Deferred income taxes.......................................       (3,397)        (4,052)        (2,283)
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable................     (129,955)       (72,243)        37,779
  Decrease in expenditures billable to clients..............        7,234          2,371         13,346
  Decrease in other current assets..........................        4,581          1,769          8,039
  Decrease (increase) in other assets.......................       17,658         15,598         (2,255)
  Increase (decrease) in accounts payable...................       91,174        115,028        (62,880)
  Increase (decrease) in accrued expenses and other.........       23,935         20,044        (24,374)
  Increase (decrease) in income taxes payable...............        3,374            621         (2,458)
  Decrease in other liabilities.............................      (36,647)        (9,600)        (1,043)
                                                                ---------       --------       --------
Net cash provided by operating activities...................       66,492        144,220         44,616
                                                                ---------       --------       --------
INVESTING ACTIVITIES
Purchases of fixed assets...................................      (34,240)       (26,422)       (57,978)
Trust fund deposits.........................................       (4,041)        (3,681)        (4,095)
Decrease (increase) in investments in and advances to non-
  consolidated affiliated companies.........................       (2,033)           674           (241)
Proceeds from the sales of marketable securities............        5,724          3,224          4,928
Purchases of investment securities..........................         (606)          (128)        (1,561)
Increase in goodwill........................................      (18,558)       (21,106)       (44,785)
                                                                ---------       --------       --------
Net cash used in investing activities.......................      (53,754)       (47,439)      (103,732)
                                                                ---------       --------       --------

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                   YEAR ENDED DECEMBER 31
                                                              ---------------------------------
                                                                2003        2002        2001
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS, EXCEPT SHARE AND
                                                                       PER SHARE DATA)
FINANCING ACTIVITIES
(Repayments of) net proceeds from short-term borrowings.....     3,450     (31,001)     33,182
Proceeds from revolving credit facility.....................    42,815      96,808      35,512
Repayment of revolving credit facility......................   (53,357)    (86,506)    (35,512)
Net proceeds from issuance of debentures....................   145,000          --          --
Common Shares acquired for treasury.........................        --          --        (122)
Cash dividends paid on Common Shares........................    (5,180)     (5,090)     (5,022)
Cash dividends paid on Redeemable Preferred Stock...........      (120)       (240)       (240)
Net proceeds from (repurchase) issuance of Restricted
  Stock.....................................................         4           6         791
Proceeds from exercise of stock options.....................     2,860       1,464       1,656
Borrowings under life insurance policies....................        --         843         811
                                                              --------    --------    --------
Net cash (used in) provided by financing activities.........   135,472     (23,716)     31,056
                                                              --------    --------    --------
Effect of exchange rate changes on cash.....................    11,230       1,339      (5,088)
                                                              --------    --------    --------
Increase (decrease) in cash and cash equivalents............   159,440      74,404     (33,148)
Cash and cash equivalents at beginning of year..............   351,006     276,602     309,750
                                                              --------    --------    --------
Cash and cash equivalents at end of year....................  $510,446    $351,006    $276,602
                                                              ========    ========    ========

                 See notes to consolidated financial statements

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

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also impact the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE AND ACCOUNTS RECEIVABLE

     Revenue derived from advertising placed with media is recognized based upon the publication or broadcast dates. Revenue resulting from expenditures billable to clients is recognized when the services are performed and billed. Labor based revenue is recognized in the month of service. Revenue from performance-based incentive fees is recorded at the end of a contract period when the amount to be received can be reasonably estimated. Payroll costs are expensed as incurred. Accounts receivable include both the revenue recognized as well as actual media and production costs which are paid for by the Company and rebilled to clients.

CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less from the purchase date to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturities of these instruments.

SALARIES AND EMPLOYEE RELATED EXPENSES

     The Company records salaries and employee related expenses as a period cost when incurred. Salary expense is generally recorded in the period the salary is paid. Discretionary bonuses are estimated and accrued as short-term liabilities each period. Bonuses are paid shortly after year end. Stock and other incentive plans and contractual bonuses are identifiable and determinable, and are generally accrued when earned by the employee.

INVESTMENTS IN AND ADVANCES TO NONCONSOLIDATED AFFILIATED COMPANIES

     The Company carries its investments in nonconsolidated affiliated companies on the equity method.

     The following data relates to the Company's investments in nonconsolidated subsidiaries that met the criteria for a significant subsidiary as set forth in Rule 1.02(w) of Regulation S-X either individually or in the

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES aggregate. Summarized financial information based on audited and unaudited financial statements as of and for the twelve months ended December 31, 2003, 2002 and 2001 is as follows:

                                                              AS OF AND FOR THE PERIOD ENDED
                                                                    DECEMBER 31, 2003
                                                              ------------------------------
                                                                              AGGREGATE OF
                                                                                 OTHER
                                                                            NONCONSOLIDATED
                                                              AS-GREY OY      SUBSIDIARIES
                                                              -----------   ----------------
                                                                      (IN THOUSANDS)
Revenue.....................................................    $44,276         $27,596
Net income (loss)...........................................      1,476          (1,001)

                                                              AS OF AND FOR THE PERIOD ENDED
                                                                    DECEMBER 31, 2002
                                                              ------------------------------
                                                                              AGGREGATE OF
                                                                                 OTHER
                                                                            NONCONSOLIDATED
                                                              AS-GREY OY      SUBSIDIARIES
                                                              -----------   ----------------
                                                                      (IN THOUSANDS)
Current assets..............................................    $21,344         $40,675
Non-current assets..........................................      5,564           6,969
Current liabilities.........................................      5,108          34,079
Non-current liabilities.....................................         --          14,402
Revenue.....................................................     38,201          31,976
Net income..................................................      1,844           1,416

                                              AS OF AND FOR THE PERIOD ENDED DECEMBER 31, 2001
                                       ---------------------------------------------------------------
                                                                                    AGGREGATE OF OTHER
                                                                                     NONCONSOLIDATED
                                       KPE INC.   AS-GREY OY   GCI RINGPRESS GMBH      SUBSIDIARIES
                                       --------   ----------   ------------------   ------------------
                                                               (IN THOUSANDS)
Current assets.......................   $1,344     $25,646           $1,908              $38,856
Non-current assets...................    4,265       3,399               13                7,937
Current liabilities..................      740       5,494            2,646               32,685
Non-current liabilities..............       --          --               65                3,524
Revenue..............................    9,640      36,317              799               32,687
Net income (loss)....................   (9,478)      3,893             (277)               1,878

     KPE Inc., AS-Grey OY, GCI Ringpress and the aggregate of other of the Company's non-consolidated subsidiaries have been accounted for under the equity method. KPE Inc., an internet services provider, was acquired in 2001 by a professional administrator to liquidate it on behalf of its creditors. The foregoing data for KPE Inc. is unaudited and comes from its internal statements which did not value assets or liabilities in such a manner as to reflect its liquidity or commercial difficulties. In 2001, the Company wrote off its entire investment in KPE Inc. and has no continuing liabilities or obligations. The Company has a minority interest in AS-Grey OY which has been, and continues to be, the Company's affiliate in Finland. GCI Ringpress GmbH is a public relations subsidiary in Germany. Its financial statements were consolidated into the Company's financial statements beginning in 2002.

  FIXED ASSETS

     Fixed assets fall into three main categories: furniture and fixtures, computer equipment and leasehold improvements. Depreciation of furniture and fixtures, and computer equipment is computed principally by the

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES straight-line method over the useful life of the asset, normally five to ten years for furniture and fixtures, and three to five years for computer equipment. Amortization of leasehold improvements is provided for on a straight-line basis principally over the terms of the related leases but not in excess of the useful lives of the underlying assets.

  FOREIGN CURRENCY TRANSLATION

     All balance sheet accounts of the Company's international operations are translated at the exchange rate in effect at each year end and statement of operation accounts are translated at the weighted average exchange rates prevailing during the year. Resulting translation adjustments are recorded as a component of other comprehensive income (loss). Foreign currency transaction gains and losses are reported as part of net income. During 2003, 2002 and 2001, foreign currency transaction gains and losses were not material.

  GOODWILL

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets. FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under FAS 142 the excess of purchase price over the underlying fair value of the net assets of consolidated subsidiaries and nonconsolidated investments are recorded as goodwill by the Company. Other intangible assets are recognized separately from goodwill if at acquisition they can be separated from the entity and are available for sale or exchange, or control over future economic benefits through legal or contractual rights can be demonstrated. Goodwill is deemed to have an indefinite life and is reviewed annually or upon indications of impairment. Intangible assets with determinable lives are amortized over their useful life.

     The amount of goodwill associated with consolidated subsidiaries and nonconsolidated investments was:

                                                            2003       2002
                                                          --------   --------
                                                            (IN THOUSANDS)
Balance at beginning of year............................  $243,499   $211,812
Additions...............................................    18,558     21,106
Amortization............................................        --         --
Write-down..............................................      (867)        --
Currency effect.........................................    25,690     10,581
                                                          --------   --------
Balance at end of year..................................  $286,880   $243,499
                                                          ========   ========

     As part of the annual evaluation, the fair value of the business units, on the regional levels of North America and Europe, is compared to the carrying value of those business units. For the purposes of the calculation, Asian and Latin American business units are combined with the respective North American and European regions reflecting the fact that investments in the Asian and Latin American regions are principally needed to support multi-national clients in North America and Europe. If impairment is indicated, the excess of the carrying value of the goodwill over fair value of the business units is written-off. The Company completed its annual impairment test of goodwill and intangible assets with indefinite lives as of March 31, 2003, and no impairment was identified nor were there impairment indicators subsequent to March 31, 2003.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

     The 2001 results on a historical basis do not reflect the provisions of FAS
142. Had the Company adopted FAS 142 on January 1, 2001, the historical net income and basic and diluted net income per common share would have been the adjusted amounts indicated below:

                                              TWELVE MONTHS ENDED DECEMBER 31, 2001
                                             ----------------------------------------
                                                             BASIC         DILUTED
                                                          EARNINGS PER   EARNINGS PER
                                                             COMMON         COMMON
                                             NET INCOME      SHARE          SHARE
                                             ----------   ------------   ------------
                                              (IN THOUSAND, EXCEPT PER SHARE DATAS)
Reported net income........................   $(24,428)     $(18.46)       $(18.46)
Goodwill amortization......................     14,390        11.07          11.07
                                              --------      -------        -------
Adjusted net income........................   $(10,038)     $ (7.39)       $ (7.39)
                                              ========      =======        =======

  INCOME TAXES

     The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides for appropriate foreign withholding taxes on unremitted earnings of consolidated and nonconsolidated foreign companies.

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

  INVESTMENT SECURITIES

     Investment securities are primarily investments in private companies and are included in Other Assets. Because quoted market prices are not available, such investments are recorded at cost net of impairment write-downs, if necessary. Reductions in the estimated fair market value of these investments for periods of longer that six months are considered other than temporary and are then expensed.

  STOCK-BASED COMPENSATION

     In December 2002, the Financial Accounting Standard Board, issued Statement of Financial Accounting Standards No. 148 ("FAS 148"), Accounting for Stock-Based Compensation - Transition and Disclosure which amends Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock-Based Compensation. FAS 148 provides alternative methods of transition to FAS 123's fair value method of accounting for stock-based employee compensation and amends the disclosure provisions of FAS 123. While the statement does not require companies to account for employee stock options using the fair value method, the Company adopted FAS 123, effective January 1, 2003, using the prospective method as provided for in FAS 123 and to adopt the disclosure requirements of FAS 148 in 2003.

     Compensation expense is recorded for options granted based of their fair market value at the date of grant. The excess of the fair market value of restricted stock over the cash consideration received is amortized as compensation over the period of restriction.

     The future obligation to issue stock, pursuant to the Company's Senior Management Incentive Plan, is included in Paid-in Additional Capital and results in periodic charges to compensation.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

     Pro forma information regarding net income and earnings per common share has been determined as if the Company had accounted for its employee stock options under the fair value method. The approximate fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted average assumptions for the years 2002 and 2001, respectively; risk-free interest rates of 4.96% and 4.73%; dividend yields of 0.61% and 0.65%; volatility factors of the expected market price of the Company's Common Stock of .30 and .32; and a weighted-average expected life for the options of 7.0 years for 2002, and 10 years for 2001.

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

                                                                 2003         2002         2001
                                                              ----------   ----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Income (as reported)....................................   $29,076      $18,255      $(24,428)
Add: Stock-based employee compensation expense included in
  reported net income, net of related tax effects...........     1,257        1,394         1,030
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects................................    (1,867)      (2,371)       (2,226)
                                                               -------      -------      --------
Pro forma net income (loss).................................   $28,466      $17,278      $(25,624)
                                                               =======      =======      ========
Pro forma earnings per common share:
  Basic - as reported.......................................   $ 21.76      $ 13.28      $ (18.46)
  Basic - pro forma.........................................   $ 21.30      $ 12.53      $ (19.38)
  Diluted - as reported.....................................   $ 20.03      $ 12.08      $ (18.46)
  Diluted - pro forma.......................................   $ 19.60      $ 11.41      $ (19.38)

  EARNINGS PER COMMON SHARE

     On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("FAS 150"). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer, and have characteristics of both liabilities and equity. FAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments. As required by FAS 150 since July 1, 2003 the Company's redeemable Preferred Stock has been classified as a liability. Additionally, the change in the redemption value of the Company's redeemable Preferred Stock and dividend payments to the preferred shareholder which were previously recorded as changes in Retained Earnings, from July 31, 2003 are recorded as increases or decreases to interest expense. The adoption of FAS 150 impacts, therefore, working capital and net income. The adoption of FAS 150, however, does not affect the calculation of earnings per share. The earnings per share calculation before the application of FAS 150 included an adjustment to net income for the change in the redemption value of preferred stock, which is now be designated as interest expense eliminating the need for the adjustment.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

     The computation of basic earnings per common share is based on the weighted average number of common shares outstanding and for diluted earnings per common share includes adjustments for the effect of the assumed exercise of dilutive stock options, the shares issuable pursuant to the Company's Senior Management Incentive Plan (see Notes to Consolidated Financial Statements) and through the date of conversion on December 31, 2003, the assumed conversion of the 8 1/2% Convertible Subordinated Debentures. Shares issuable upon conversion of the 5% Contingent Convertible Subordinated Debentures are excluded from the computation of diluted earnings per common share since the Company has determined that the contingent conditions for conversion have not been met.

     For the purpose of computing basic earnings per common share through June 30, 2003, the Company's net income is reduced by dividends on the redeemable Preferred Stock and increased or decreased by the change in redemption value of the redeemable Preferred Stock. Upon adoption of FAS 150 for periods after July 1, 2003 and beyond the change in redemption value is recorded as increase or decreases to interest expense, thereby eliminating the need for the adjustment. For the purpose of computing diluted earnings per common share, net income is also adjusted by the interest savings, net of tax, on the assumed conversion of the Company's 8 1/2% Convertible Subordinated Debentures which were converted on December 31, 2003.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" an Interpretation of ARB No. 51 ("FIN 46"), which requires variable interest entities (often referred to as special purpose entities or SPEs) to be consolidated if certain criteria are met. FIN 46 is effective as of January 31, 2003 for variable interest entities created after that date and other variable interest entities in the first quarter of 2004. The Company currently does not believe the impact of adopting FIN 46 for such investment interests will have a material impact on its consolidated financial statements.

B.  INTERNATIONAL OPERATIONS

     The following financial data is applicable to the Company's consolidated international subsidiaries:

                                                         2003        2002       2001
                                                      ----------   --------   --------
                                                               (IN THOUSANDS)
Current assets......................................  $1,036,974   $855,126   $742,415
Current liabilities.................................     982,263    770,743    730,910
Other assets -- net of other liabilities............     226,196    153,704    170,702
Net income (loss)...................................       8,096      7,551     (4,201)

     Consolidated retained earnings at December 31, 2003 and 2002 include equity in unremitted earnings of nonconsolidated international companies of approximately $14.0 million and $13.3 million respectively.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

C.  OTHER EXPENSE -- NET

     Details of other (expense) income -- net are:

                                                           2003      2002      2001
                                                          -------   ------   --------
                                                                (IN THOUSANDS)
Write-down of investments and marketable securities.....     (196)    (866)   (21,554)
Loss from the sale of marketable securities.............     (178)    (348)      (208)
Net gain on the sales of subsidiaries...................    2,040      517         --
Dividends from affiliates...............................       47       11         16
Other expense -- net....................................      931    1,001        617
                                                          -------   ------   --------
                                                          $ 2,644   $  315   $(21,129)
                                                          =======   ======   ========

D.  FIXED ASSETS

     Components of fixed assets-at cost are:

                                                                2003        2002
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Furniture, fixtures and equipment...........................  $ 253,968   $ 230,883
Leaseholds and leasehold improvements.......................    133,174     123,318
                                                              ---------   ---------
                                                                387,142     354,201
Accumulated depreciation and amortization...................   (246,455)   (214,260)
                                                              ---------   ---------
                                                              $ 140,687   $ 139,941
                                                              =========   =========

     During the year ended December 31, 2001, the Company recorded a non-cash charge of $5.4 million for the write-off of leasehold improvements and fixed assets related to the disposal of more than 160,000 square feet of leased space.

E.  ACQUISITIONS AND RELATED COSTS

     For the years ended December 31, 2003, 2002 and 2001, the Company completed a number of acquisitions which enhanced its core advertising agency capabilities in selected markets and expanded its presence in specialized communications areas. Furthermore, the Company increased its stakes in majority-owned subsidiaries in certain markets. All acquisitions and increased investments were accounted for under the purchase method. The purchase price and corresponding goodwill in connection with a number of the acquisitions may be increased by contingent payouts to certain of the sellers depending on the future performance of the acquired entities.

     Aggregate purchase price of:

                                                               2003      2002      2001
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Acquisitions................................................  $21,294   $21,106   $29,785
                                                              =======   =======   =======

     None of the acquisitions in 2003, 2002 or 2001 were significant on an individual basis and the results of the operations from these acquired entities for the period were not material. Pro-forma results of operations for 2003, 2002 and 2001 would not be materially different from the reported results.

     The Company estimates that it will be required to make future payments to acquire additional shares of subsidiary companies or to complete earn-out agreements (collectively, "Agreements") pursuant to certain

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES acquisition arrangements not reflected as liabilities on its consolidated balance sheet of approximately $54.2 million. Of such amount, 38.4% is estimated to be paid over the period from 2004 through 2007 and the remainder to be paid from 2008 and beyond. The foregoing information is estimated and the actual payments made will be dependent on future events primarily related to the attainment of earnings goals, specified operating margins and revenue targets or a combination thereof in respect of a number of subject companies. Other factors which must be considered in making the estimate include the fulfillment and amendment of certain contractual obligations by third parties, the movement of exchange rates, the timing of when the Company or other parties choose to exercise certain contractual rights and other variables.

     Many of the Agreements do not provide for maximum or minimum amounts payable. Therefore, there is no definitive range of the amounts payable in the future. The estimated amounts payable were computed using assumptions as to earnings bases, dividend rates, earnings growth rates and other factors deemed to be reasonable for the underlying situations. If the Company were to increase the earnings assumptions used in estimating the amounts payable uniformly by 10%, the estimated amounts payable would increase to $64.7 million; if the earnings assumptions were decreased uniformly by 10%, the estimated amounts payable would decrease to $43.7 million.

F.  MARKETABLE SECURITIES AND OTHER INVESTMENT SECURITIES

     The marketable securities and other investment securities, by type of investment, held by the Company at December 31, 2003 and 2002 are as follows:

                                                                  GROSS        GROSS      ESTIMATED
                                                                UNREALIZED   UNREALIZED     FAIR
                                                        COST      GAINS        LOSSES       VALUE
                                                        ----    ----------   ----------   ---------
                                                                      (IN THOUSANDS)
MARKETABLE SECURITIES AT DECEMBER 31, 2003:
  Maturities of one year or less:
     Money market funds.............................   $  495       $--          $--       $  495
     Equity securities..............................      484       --           --           484
                                                       ------       --           --        ------
                                                          979       --           --           979
  Maturities greater than one year:
     Corporate bonds................................    1,580       --           --         1,580
                                                       ------       --           --        ------
Total marketable securities.........................   $2,559       $--          $--       $2,559
                                                       ======       ==           ==        ======

                                                                  GROSS        GROSS      ESTIMATED
                                                                UNREALIZED   UNREALIZED     FAIR
                                                        COST      GAINS        LOSSES       VALUE
                                                        ----    ----------   ----------   ---------
                                                                      (IN THOUSANDS)
Marketable securities at December 31, 2002
  Maturities of one year or less:
     Money market funds.............................   $  547      $--        $    --      $  547
     Equity securities..............................    1,242       39            (95)      1,186
                                                       ------      ---        -------      ------
                                                        1,789       39            (95)      1,733
  Maturities greater than one year:
     Corporate bonds................................    6,547       60         (1,085)      5,522
                                                       ------      ---        -------      ------
Total marketable securities.........................   $8,336      $99        $(1,180)     $7,255
                                                       ======      ===        =======      ======

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

     The Company uses the specific identification method when determining the cost of the securities sold or the amount reclassified out of accumulated comprehensive income into earnings.

     The reduction in 2003 and 2002 in unrealized losses is attributable to the sale and write-down of certain marketable securities. At December 31, 2003 and 2002, the Company's investments in marketable securities classified as long-term had an average maturity of approximately 2.02 and 7.30 years, respectively.

     During the year ended December 31, 2001, the Company took a non-cash charge in the amount of $21.6 million for the write-down of investments in Internet-related early stage businesses and certain marketable securities.

G.  CREDIT ARRANGEMENTS AND LONG-TERM DEBT

     On October 28, 2003, the Company sold $125 million principal amount of its 5% contingent convertible subordinated debentures, due 2033 ("Debentures"), to JP Morgan Securities Inc. ("Initial Purchaser") in a transaction exempt from the registration requirements of the Securities Act of 1933. On November 7, 2003, the Company sold an additional $25 million principal amount of Debentures pursuant to an overallotment option held by the Initial Purchaser. The total net proceeds of the offering were approximately $145 million. The Debentures are convertible into shares of Common Stock at an initial conversion price of $961.20 per share provided that any one of several contingencies are met, including that the Common Stock trades above $1,153.44 for specified periods of time. The Debentures are subordinate to the other debt of the Company. The fair value of the Debentures at year end 2003 was approximately $156 million. The proceeds from the sale of the Debentures will be used for working capital and other general corporate purposes.

     At December 31, 2003 and 2002, the Company had a revolving line of credit ("revolver") totaling $110.0 million. The Company had no amounts drawn on the revolver as of December 31, 2003. The amount drawn down on the revolver at December 31, 2002 was $10.0 million. The Company had other lines of credit available to it in foreign countries in connection with short-term borrowing and bank overdrafts utilized in the ordinary course of business. The Company had $70.5 million and $57.0 million outstanding under other uncommitted lines of credit at December 31, 2003 and 2002, respectively. The weighted average interest rate for the borrowings under the uncommitted lines of credit was 4.9% and 5.3% at December 31, 2003 and 2002, respectively. The carrying amount of the debt outstanding under both the committed and uncommitted lines of credit approximates fair value because of the short maturities of the underlying notes. Consistent with industry practices in a number of countries, the Company, from time to time, directly or through a local media buying operation, is required to guarantee payment to the media suppliers in the form of performance bonds, letters of credit or other similar financial instruments which relate to liabilities shown in the accounts payable section of the Consolidated Balance Sheet.

     Occasionally, the Company enters into foreign currency contracts for known cash flows related to the repatriation of earnings from its international subsidiaries. The terms of each foreign currency contract entered into in 2003 were for less than three months and the amount open at December 31, 2003 was not material. At December 31, 2002, there were no foreign currency contracts open. The Company had no derivative contracts outstanding at December 31, 2003 and 2002, respectively.

     The Company has two outstanding loans from the Prudential Insurance Company of America ("Prudential"). The first loan of $75.0 million from December 1997 had a fixed interest rate of 6.94% with the principal originally repayable in equal installments of $25.0 million in December 2003, 2004 and 2005. This loan was renegotiated in March 2003, with a fixed interest rate of 7.41%, with principal repayments of $25.0 million in December 2007, 2008 and 2009, respectively. The second loan of $50.0 million drawn in November 2000 has a fixed interest rate of 8.17% and is repayable in two equal installments of $25.0 million in November 2006 and 2007. The fair value of the renegotiated first loan and second loan is estimated to be $130.0 million and

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

$128.2 million at December 31, 2003 and 2002, respectively. This estimate was determined using a discounted cash flow analysis using current interest rates for debt having similar terms and remaining maturities.

     The term loans and the revolver contain certain covenants related to the Company's capital, debt load and cash flow. As of December 31, 2003 and December 31, 2002, the Company was in compliance with these covenants.

     On December 31, 2003 ("Conversion Date"), Mr. Edward H. Meyer, the Chairman and Chief Executive Officer of the Company, converted $3.025 million in principal amount of the Company's 8 1/2% Convertible Subordinated Debentures
("8 1/2% Debentures"), due December 31, 2003, which constituted the entire principal amount of the 8 1/2% Debentures originally purchased by Mr. Meyer on December 10, 1983. In accordance with the terms of the 8 1/2% Debentures, the Company issued to Mr. Meyer, 51,128 shares, comprised of 25,564 shares of Common Stock and 25,564 shares of Limited Duration Class B Common Stock. The 8 1/2% Debentures were issued in exchange for cash and Mr. Meyer's $3.0 million, 9% promissory note, payable on December 31, 2004 (included in Other Assets at December 31, 2003 and 2002). During each of the years 2003, 2002 and 2001, the Company paid to Mr. Meyer interest of $257,000 pursuant to the terms of the 8 1/2% Debentures and he paid to the Company interest of $270,000 pursuant to the terms of the 9% promissory note.

     Long-term debt at December 31, 2003 and 2002 is as follows:

                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Term loans..................................................  $125,000   $125,000
Debentures..................................................   150,000         --
8 1/2% Debentures...........................................        --      3,025
                                                              --------   --------
Long-term debt..............................................  $275,000   $128,025
                                                              ========   ========

     The scheduled maturity of long-term debt is as follows:

                        YEARS ENDING
                        DECEMBER 31                                AMOUNT
                        ------------                           --------------
                                                               (IN THOUSANDS)
2006........................................................        25,000
2007........................................................        50,000
2008........................................................        25,000
2009........................................................        25,000
2033........................................................       150,000
                                                                  --------
                                                                  $275,000
                                                                  ========

     During 2003 and 2002, the Company borrowed against the cash surrender value of the life insurance policies that it owns on the life of its Chairman and Chief Executive Officer. The amounts borrowed at December 31, 2003 and 2002 are, respectively, $27.2 million with an interest rate of 7.40% and $25.9 million with an interest rate of 7.40%. The amounts borrowed are carried as a reduction of the related cash surrender value included in Other Assets. Of the amounts borrowed in 2003 and 2002, $1.2 million was used in each year to pay premiums on the underlying life insurance policies and in 2002 the Company also received $800,000 in cash.

     For the years 2003, 2002 and 2001, the Company made interest payments on all third party debt of $16.8 million, $15.7 million and $15.5 million, respectively.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

H. REDEEMABLE PREFERRED STOCK

     As of December 31, 2003 and 2002, the Company had outstanding 20,000 shares of Series I Preferred Stock, and 5,000 shares each of Series II and Series III Preferred Stock (collectively, "Preferred Stock"). The holder of the Preferred Stock is the Chairman and Chief Executive Officer of the Company. The terms of each class of Preferred Stock, including the basic economic terms relating thereto, are essentially the same. The redemption date ("Redemption Date") for the Preferred Stock is fixed at April 7, 2004. On the Redemption Date, the holder of the Preferred Stock must tender for redemption at least one-third of the Preferred Stock owned and may tender such additional shares of Preferred Stock as he elects. If all of the Preferred Stock is not tendered, the remaining shares will be redeemed in equal amounts on the first and second anniversaries of the Redemption Date.

     Each share of Preferred Stock is to be redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock (subject to certain adjustments) upon redemption, less a fixed discount established upon the issuance of the Preferred Stock. The holder of the Preferred Stock is entitled to receive cumulative preferential dividends at the annual rate of $.25 per share, and to participate in dividends on one share of the Common Stock and one share of Class B Common Stock to the extent such dividends exceed the per share preferential dividend. In connection with his ownership of the Preferred Stock, the holder issued to the Company full recourse promissory notes totaling $763,000 (included in Other Assets at December 31, 2003 and 2002) with a maturity date of April 2004. The interest paid by the holder to the Company in 2003, 2002 and 2001 pursuant to the terms of these notes was approximately $69,000 in each year.

     In accordance with the terms of the respective Certificates of Designation and Terms of each Series of Preferred Stock, the Board of Directors determined the change in redemption value would not reflect a 1994 write-off of goodwill but rather reflect amortization as if the Company had continued to write-off goodwill in accordance with historical amortization schedules.

     Following the distribution of the Limited Duration Class B Common Stock ("Class B Common Stock"), the holder of the Preferred Stock became entitled to eleven votes per share on all matters submitted to the vote of stockholders. The holder of the Series I Preferred Stock is entitled, as well, to vote as a single class to elect or remove one-quarter of the Board of Directors, to approve the merger or consolidation of the Company or the sale by it of all or substantially all of its assets, and to approve the authorization or issuance of any other class of Preferred Stock having equivalent voting rights. The rights described in this paragraph expire on the Redemption Date.

     In the event of the liquidation of the Company, the holder of the Preferred Stock is entitled to a preferential liquidation distribution of $1.00 per share in addition to all accrued and unpaid preferential dividends.

     The total carrying value, and therefore aggregate redemption value, of the Preferred Stock (applicable to those shares outstanding at each respective year end) increased by $2.4 million in 2003 and by $1.5 million in 2002, respectively. Since July 1, 2003 the increases in redemption value of the redeemable Preferred Stock has been recorded as interest expense in accordance with FAS 150 which is discussed in Note B in the Notes to Consolidated Financial Statements.

I.  COMMON STOCK

     The Company has authorized and outstanding two classes of common equity, Common Stock and Class B Common Stock. Each class of common equity has a par value of $0.01. The Class B Common Stock has the same dividend and liquidation rights as the Common Stock, and a holder of Class B Common Stock is entitled to ten votes per share on all matters submitted to stockholders. The shares of Class B Common Stock are restricted as to transferability and upon transfer, except to specified limited classes of transferees, will

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES convert into shares of Common Stock which have one vote per share. The Class B Common Stock will automatically convert to Common Stock on April 3, 2006.

J.  STOCK INCENTIVE PLAN

     The Company's 1994 Stock Incentive Plan ("Stock Incentive Plan") is the Company's active restricted stock and stock option plan. Under the Stock Incentive Plan, awards in the form of incentive or nonqualified stock options or restricted stock are available to be granted through June 2004 to officers and other key employees. A maximum of 500,000 shares of Common Stock is available for grant under the Stock Incentive Plan. Stock options cannot have an exercise price less than 100% of the fair market value of the shares on the date of grant. A committee of the Board of Directors ("Committee") determines the terms and conditions under which the awards may be granted, vest or are exercisable. Stock options must be exercised within ten years of the date of grant or such shorter period as may be fixed by the Company. Shares of restricted stock may be sold to participants at a purchase price determined by the Committee (which may be less than fair market value per share).

     Transactions involving nonqualified options under the Stock Incentive were:

                                                               NUMBER     WEIGHTED AVERAGE
                                                              OF SHARES    EXERCISE PRICE
                                                              ---------   ----------------
Outstanding, December 31, 2000..............................   190,124          $255
Granted.....................................................       800           621
Exercised...................................................    (7,586)          214
Forfeited...................................................    (3,350)          335
                                                               -------
Outstanding, December 31, 2001..............................   179,988           257
Granted.....................................................     8,406           660
Exercised...................................................    (9,914)          168
Forfeited...................................................    (2,750)          389
                                                               -------
Outstanding, December 31, 2002..............................   175,730           280
GRANTED.....................................................     2,212           610
EXERCISED...................................................   (11,336)          254
FORFEITED...................................................    (3,782)          484
                                                               -------
OUTSTANDING, DECEMBER 31, 2003..............................   162,824           281
                                                               =======

     There were 124,291, 121,736, and 115,121 stock options exercisable and 251,914, 260,119, and 265,775 stock options available for grant at December 31, 2003, 2002 and 2001, respectively. The weighted average fair value of the stock options granted during 2003, 2002 and 2001 was $236, $258 and $296, respectively.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

     The remaining weighted average contractual life and weighted average exercise price of stock options outstanding at December 31, 2003 and the weighted average exercise price for stock options exercisable at December 31, 2003 are as follows:

                                     STOCK OPTIONS OUTSTANDING
                       ------------------------------------------------------        STOCK OPTIONS EXERCISABLE
                                          WEIGHTED AVERAGE                      -----------------------------------
RANGE OF EXERCISE      NUMBER OF SHARES      REMAINING       WEIGHTED AVERAGE   NUMBER OF SHARES   WEIGHTED AVERAGE
PRICES                   OUTSTANDING      CONTRACTUAL LIFE    EXERCISE PRICE      EXERCISABLE       EXERCISE PRICE
-----------------      ----------------   ----------------   ----------------   ----------------   ----------------
$149-168.............       56,833            0.2years             $149              56,833              $149
       196...........          400            2.0years              196                 400               196
       235...........       27,100            2.2years              235              27,100               235
  272-282............          150            3.3years              276                  --                --
  312-340............       49,888            2.6years              329              34,071               333
  403-640............       22,074            6.6years              454               5,887               436
  644-756............        6,379            7.9years              670                  --                --
                           -------                                                  -------
     Total...........      162,824                                                  124,291
                           =======                                                  =======

     3,659, 5,593 and 2,063 shares of restricted stock were issued at a price of $1.00 per share in 2003, 2002, and 2001, respectively. All restricted stock is issued with restrictions as to transferability with various expiration dates between two and five years and is subject to forfeiture. In 2003, restrictions on 7,581 shares of restricted stock lapsed and 117 shares were forfeited by holders and held in Treasury. In 2002, restrictions on 3,857 shares of restricted stock lapsed, and no shares were forfeited and held in Treasury.

     Compensation to employees under the Stock Incentive Plan of $5.1 million in 2003, $4.9 million in 2002 and $3.7 million in 2001, representing the excess of the market value of restricted stock, at the date of issuance, over any cash consideration received, is carried as a reduction of Paid-In Additional Capital and is charged to income ($2.4 million in 2003, $2.6 million in 2002 and $1.9 million in 2001) over the related period of service for the respective employees.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

K.  COMPUTATION OF EARNINGS PER COMMON SHARE

     The following table shows the amounts used in computing earnings per common share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                               2003           2002         2001
                                            -----------     ---------   ----------
                                             (IN THOUSANDS, EXCEPT SHARE AND PER
                                                         SHARE DATA)
BASIC EARNINGS PER COMMON SHARE
Weighted-average shares...................    1,277,539     1,245,856    1,237,880
                                            -----------     ---------   ----------
Net income (loss).........................  $    29,076     $  18,255   $  (24,428)
Effect of dividend requirements and the
  change in redemption value of redeemable
  preferred stock.........................       (1,278)       (1,713)       1,575
                                            -----------     ---------   ----------
NET EARNINGS (LOSS) USED IN COMPUTATION...  $    27,798     $  16,542   $  (22,853)
                                            -----------     ---------   ----------
PER SHARE AMOUNT..........................  $     21.76     $   13.28   $   (18.46)
                                            ===========     =========   ==========
DILUTED EARNINGS PER COMMON SHARE
Weighted-average shares used in Basic
  Earnings per Common Share...............    1,277,539     1,245,856    1,237,880
Net effect of dilutive stock options and
  stock incentive plans (1)...............       66,532        83,714           --(2)
Assumed conversion of 8.5% Convertible
  Subordinated Debentures.................       51,128(3)     51,128           --(2)
                                            -----------     ---------   ----------
ADJUSTED WEIGHTED-AVERAGE SHARES..........    1,395,199     1,380,698    1,237,880
                                            -----------     ---------   ----------
Net earnings (loss) used in Basic Earnings
  per Common Share........................  $    27,798     $  16,542   $  (22,853)
8.5% Convertible Subordinated Debentures
  interest net of income tax effect.......          143           143           --
                                            -----------     ---------   ----------
NET EARNINGS (LOSS) USED IN COMPUTATION...  $    27,941     $  16,685   $  (22,853)
                                            -----------     ---------   ----------
PER SHARE AMOUNT..........................  $     20.03     $   12.08   $   (18.46)
                                            ===========     =========   ==========

---------------

(1) For the years ended December 31, 2003 and 2002 the weighted average number of shares issuable pursuant to the Senior Management Incentive Plan included in the diluted earnings per share calculations were 12,486 and 20,211, respectively. Due to the anti-dilutive result of the diluted earnings per share calculation for 2001, shares issuable pursuant to the terms of the Senior Management Incentive Plan were excluded from the calculation.

(2) For the year ended December 31, 2001, the assumed exercise of stock options, issuances under stock incentive plans and the assumed conversion of the 8 1/2% Convertible Subordinated Debentures each had an anti-dilutive effect. As such, these items have been excluded from the diluted earnings per share calculation.

(3) On December 31, 2003, the 8 1/2% Convertible Subordinated Debentures were converted into 25,564 shares of Common Stock and 25,564 shares of Limited Duration Class B Common Stock. For 2003, net income was adjusted by interest savings, net of tax, on the assumed conversion of the 8 1/2% Convertible Subordinated Debentures.

(4) Diluted earnings per common share have not been adjusted for the assumed conversion of the 5% Contingent Convertible Subordinated Debentures because the Company has determined that the contingent conditions for conversion have not been met.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

L.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. At December 31, 2003 and 2002, the Company had deferred tax assets and deferred tax liabilities as follows:

                                                              DEFERRED TAX ASSETS
                                                                 (LIABILITIES)
                                                              -------------------
                                                               2003        2002
                                                              -------     -------
                                                                (IN THOUSANDS)
Deferred compensation.......................................  $32,281     $31,581
Accrued expenses............................................    6,178      10,036
Depreciation................................................    3,574       1,944
Foreign net operating losses................................   37,880      33,084
Tax on unremitted foreign earnings and other................     (859)      1,282
                                                              -------     -------
                                                               79,054      77,927
Valuation allowance.........................................  (25,391)    (26,891)
                                                              -------     -------
Net deferred tax assets.....................................  $53,663     $51,036
                                                              =======     =======
Included in:
  Other current assets......................................  $13,176     $13,611
  Other assets..............................................   40,487      37,425
                                                              -------     -------
                                                              $53,663     $51,036
                                                              =======     =======

     The components of income (loss) of consolidated companies before taxes on income are as follows:

                                                               2003      2002       2001
                                                              -------   -------   --------
                                                                     (IN THOUSANDS)
Domestic....................................................  $38,661   $22,477   $(15,999)
Foreign.....................................................   27,464    20,495     11,883
                                                              -------   -------   --------
                                                              $66,125   $42,972   $ (4,116)
                                                              =======   =======   ========

     Provisions (benefits) for Federal, foreign, state and local income taxes consisted of the following:

                                             2003                 2002                 2001
                                      ------------------   ------------------   ------------------
                                      CURRENT   DEFERRED   CURRENT   DEFERRED   CURRENT   DEFERRED
                                      -------   --------   -------   --------   -------   --------
                                                             (IN THOUSANDS)
Federal.............................  $15,150   $  (454)   $10,189   $(1,952)   $ 3,932   $(4,938)
Foreign.............................   14,388    (2,800)     9,611    (1,601)    10,951       140
State and local.....................    8,849      (143)     5,781      (499)     4,287      (285)
                                      -------   -------    -------   -------    -------   -------
                                      $38,387   $(3,397)   $25,581   $(4,052)   $19,170   $(5,083)
                                      =======   =======    =======   =======    =======   =======

     The Company has not recognized a tax benefit on capital losses relating to the write-down of investments as the realization thereof is not certain.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

     The effective tax rate varied from the statutory Federal income tax rate as follows:

                                                              2003   2002    2001
                                                              ----   ----   ------
Statutory Federal tax rate..................................  35.0%  35.0%    35.0%
State and local income taxes, net of Federal income tax
  benefits..................................................   8.6    8.0    (63.2)
Difference in foreign tax rates inclusive of net operating
  losses without tax benefit................................   7.3    5.4   (187.5)
Withholding tax on unremitted foreign earnings..............   1.4    0.9     (0.1)
Other--net..................................................   0.6    0.8      3.5
Capital loss and write-down of investments..................    --     --   (129.9)
                                                              ----   ----   ------
                                                              52.9%  50.1%  (342.2)%
                                                              ====   ====   ======

     During the years 2003, 2002 and 2001, the Company made income tax payments of $20.7 million, $17.4 million and $28.2 million, respectively.

     The tax benefit resulting from the difference between compensation expense deducted for tax purposes and compensation expense charged to income for restricted stock and nonqualified stock options is recorded as an increase to Paid-in Additional Capital.

     At December 31, 2003, the Company had cumulative net operating losses attributable to foreign subsidiaries of approximately $116.0 million. Of this amount, $88.2 million can be carried forward indefinitely. No material amount of the remainder will expire before 2005. Since a portion of the benefits may fail to be realized, a valuation allowance has been reflected.

M. RETIREMENT PLANS, DEFERRED COMPENSATION, EXECUTIVE OFFICER LOANS, LEASES AND CONTINGENCIES

     1. The Company's Profit Sharing Plan is available to eligible employees of Grey and qualifying subsidiaries meeting certain eligibility requirements. This plan provides for contributions by the Company at the discretion of the Board of Directors, subject to maximum limitations, as well as employee pre-tax contributions. The Company also maintains a noncontributory Employee Stock Ownership Plan covering eligible employees of the Company and qualifying subsidiaries, under which the Company may make contributions in stock or cash to an Employee Stock Ownership Trust ("ESOT") in amounts each year as determined at the discretion of the Board of Directors. The Company contributed stock to the ESOT for 2003 and 2002. The Company did not contribute to the ESOT for 2001.

     The Company and the ESOT have certain rights to purchase shares from participants whose employment has terminated. In addition to the two plans noted above, a number of subsidiaries maintain separate profit sharing and retirement arrangements. Furthermore, the Company also provides additional retirement and deferred compensation benefits to certain executive officers and employees. The Company maintains a Senior Management Incentive Plan ("Plan") in which deferred compensation is granted to senior executive or management employees deemed important to the continued success of the Company. The Plan has operated as an ongoing series of individual plans each with terms of five years. The latest plan in the series commenced in 2003 and provides for awards to be made through 2007. Awards generally vest to participants after the conclusion of the fifth year of continued employment following admission to the plan, including the year the participant was admitted. The amount recorded as an expense related to the Plan amounted to $6.1 million, $5.4 million and $0 in 2003, 2002 and 2001, respectively. Approximately $2.4 million, $2.3 million and $0 of plan expense incurred in 2003, 2002 and 2001, respectively, will be payable in Common Stock in accordance with the terms of the Plan. The awards payable in Common Stock were converted into an equivalent number of shares of Common Stock, based on the average of the market values on the last 15 business days of the calendar year. The net increase to Paid-in Additional Capital for the 2003 Plan is $2.4 million and relates to

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES the future obligation to issue Common Stock. At December 31, 2003, approximately 4,941 shares are payable in Common Stock pursuant to the Plan of which 864 were vested.

     2. The Company has entered into an employment agreement with its Chairman and Chief Executive Officer providing for a fixed term through December 31, 2004. This agreement further provides for the deferral of certain compensation otherwise payable to the Chairman and Chief Executive pursuant to his employment agreement and the payment of such deferred compensation into a trust, commonly referred to as a grantor trust, for which HSBC Bank USA serves as trustee. The purpose of the trust arrangement is to ensure the Company's ability to deduct compensation paid to the Chairman and Chief Executive Officer without the application of Section 162(m) of the Internal Revenue Code ("Section"). The Section, under certain circumstances, denies a tax deduction to a publicly held corporate employer for certain compensation expenses in excess of $1.0 million per year to certain of its executives. Amounts deferred and paid into the grantor trust, as adjusted for the earnings and gains or losses on the trust assets, will be paid to the Chairman and Chief Executive Officer or to his estate, as the case may be, following the expiration of his employment agreement, or the termination of his employment by reason of death or disability. In 1998, the Company began making payments to the grantor trust which are to be used to fund a pension obligation payable to the Chairman and Chief Executive Officer over the eleven year period following the normal expiration of his current employment agreement ("pension period"). The initial pension deposit was for $1.04 million with annual pension deposits of $360,000 ratably paid through 2002; commencing in 2003 the annual rate of the pension deposits increased to $610,000. The amount of the pension to be paid to the Chairman and Chief Executive Officer will depend on, and be limited to, the funds in the grantor trust during the pension period. In addition, upon termination of his employment prior to the commencement of the pension period or upon his death, any undistributed funds in the grantor trust would be paid to him or his estate, as the case may be, in satisfaction of any future obligations with respect to this pension.

     At December 31, 2003 and 2002, the value of the assets in the grantor trust was $37.6 million and $32.2 million, respectively, and is included in Other Assets and the Company's related deferred compensation obligation for the same amount is included in Other Liabilities.

     Amounts charged to expense related to the foregoing plans and benefits aggregated $33.4 million in 2003, $36.0 million in 2002 and $28.9 million in 2001.

     3. An executive officer has an outstanding loan with the Company amounting to $500,000 as of December 31, 2003 and December 31, 2002, respectively, which is reflected in Other Assets. The $500,000 loan will be forgiven on December 31, 2004, assuming continued employment of the executive officer through that date.

     In connection with a 1992 exercise of stock options, the Company received a cash payment of $67,000 and a note from the Chairman and Chief Executive Officer of the Company in the amount of $3.17 million, due in December 2001, bearing interest at the rate of 6.06%, the then current, comparable U.S. Treasury Note rate. In addition, and in accordance with the terms of the option agreement, the holder of the options issued to the Company a promissory note in the principal amount of $2.34 million bearing interest at the same U.S. Treasury Note rate of 6.06%, payable in December 2001, to settle his obligation to provide the Company with funds necessary to pay the required withholding taxes due upon the exercise of the options. A portion of the second note ($1.56 million) equal to the tax benefit received by the Company upon exercise and the full amount of the note for $3.17 million is reflected in a separate component of common stockholders' equity. Both notes were modified in 2001 to extend their due dates to November 2006 and change the interest rate to the comparable U.S. Treasury Note rate at the time of extension of 3.93%. The interest paid to the Company by the holder pursuant to the terms of the two notes issued in connection with the option exercise was $217,000 in 2002 and $334,000 in 2001 and 2000.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

     4. Rental expense amounted to approximately $80.1 million in 2003, $76.0 million in 2002, and $73.0 million in 2001. Approximate minimum rental commitments, excluding escalations qualifying as contingent rentals, under non-cancelable operating leases are as follows:

FOR THE YEAR ENDED                                                 AMOUNT
------------------                                             --------------
                                                               (IN THOUSANDS)
2004........................................................        76,066
2005........................................................        68,206
2006........................................................        58,241
2007........................................................        53,707
2008........................................................        49,217
Beyond 2008.................................................        57,890
                                                                  --------
                                                                  $363,327
                                                                  ========

N.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of the quarterly unaudited results of operations for the years ended December 31, 2003 and 2002 follows:

                                                    FOR THE THREE MONTHS ENDED
                       -------------------------------------------------------------------------------------
                            MARCH 31               JUNE 30            SEPTEMBER 30           DECEMBER 31
                       -------------------   -------------------   -------------------   -------------------
                         2003       2002       2003       2002       2003       2002       2003       2002
                       --------   --------   --------   --------   --------   --------   --------   --------
                                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Revenue..............  $297,643   $285,581   $319,946   $290,082   $324,486   $290,441   $365,191   $333,604
Income from
  operations(1)......    14,380     12,948      9,786      6,919     15,466      8,409     35,028     24,474
Net income...........     5,071      4,314      4,744      1,670      4,584      2,755     14,677      9,516
Earnings per Common
  Share(2):
  Basic..............  $   3.41   $   3.21   $   3.33   $   1.26   $   3.57   $   1.92   $  11.38   $   6.90
  Diluted............  $   3.12   $   2.92   $   3.07   $   1.16   $   3.28   $   1.76   $  10.51   $   6.27

---------------

(1) Income of consolidated companies before taxes on income and other expense - net.

(2) Rounding differences may arise upon accumulation of quarterly per share data.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

O.  INDUSTRY SEGMENT AND RELATED INFORMATION

     The Company is not engaged in more than one industry segment. The Company is domiciled in the United States and evaluates performance by geographic region based on profit or loss before income taxes. Revenue is attributed to the geographic region that generates billings. Revenue, operating profit, interest income/expense, and related identifiable assets at December 31, 2003, 2002 and 2001, are summarized below according to geographic region:

                                   NORTH AMERICA                          EUROPE                       OTHER
                          --------------------------------   --------------------------------   -------------------
                             2003        2002       2001        2003        2002       2001       2003       2002
                          ----------   --------   --------   ----------   --------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue.................  $  585,669   $555,234   $539,169   $  581,384   $517,643   $534,697   $140,213   $126,831
  Operating profit
    (loss)..............      54,732     35,409      8,566       10,162     14,414     12,965      9,766      2,927
  Interest (expense)
    income - net........     (10,440)    (7,166)    (3,220)        (284)    (4,014)       806       (454)     1,089
  Other (expense)
    income..............         587        181    (18,009)       1,929        133     (2,690)       127          0
                          ----------   --------   --------   ----------   --------   --------   --------   --------
  (Loss) income of
    consolidated
    companies before
    taxes on income.....  $   44,879   $ 28,423   $(12,663)  $   11,807   $ 10,533   $ 11,081   $  9,439   $  4,016
                          ==========   ========   ========   ==========   ========   ========   ========   ========
  Equity in earnings of
    nonconsolidated
    affiliated
    companies...........
  Identifiable assets...  $1,036,831   $866,713   $883,454   $1,246,617   $991,769   $833,285   $225,115   $200,607
  Investments in and
    advances to
    nonconsolidated
    affiliated
    companies...........
  Total assets..........

                           OTHER                 CONSOLIDATED
                          --------   ------------------------------------
                            2001        2003         2002         2001
                          --------   ----------   ----------   ----------
                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue.................  $143,147   $1,307,266   $1,199,708   $1,217,013
  Operating profit
    (loss)..............    (1,281)      74,660       52,750       20,250
  Interest (expense)
    income - net........      (823)     (11,179)     (10,091)      (3,237)
  Other (expense)
    income..............      (430)       2,643          314      (21,129)
                          --------   ----------   ----------   ----------
  (Loss) income of
    consolidated
    companies before
    taxes on income.....  $ (2,534)  $   66,125   $   42,974   $   (4,116)
                          ========   ==========   ==========   ==========
  Equity in earnings of
    nonconsolidated
    affiliated
    companies...........             $      659   $      817   $   (1,191)
                                     ==========   ==========   ==========
  Identifiable assets...  $168,388   $2,508,563   $2,059,089   $1,885,127
  Investments in and
    advances to
    nonconsolidated
    affiliated
    companies...........                 16,899       14,750       14,679
                                     ----------   ----------   ----------
  Total assets..........             $2,525,462   $2,073,839   $1,899,806
                                     ==========   ==========   ==========

     Revenue from one client amounted to 10.6%, 10.2% and 9.2% of the consolidated total in 2003, 2002 and 2001, respectively. Revenue from the United States amounted to 93.4%, 94.0% and 93.7% of the North American total in 2003, 2002 and 2001, respectively.

P.  SUBSEQUENT EVENT

     On January 5, 2004, Edward H. Meyer, the Company's Chairman and Chief Executive Officer, exercised non-qualified stock options to purchase 40,000 shares of Common Stock at an aggregate exercise price of $5.94 million. The options, which had been issued in 1995 pursuant to the Company's 1994 Stock Incentive Plan, were set to expire on January 5, 2004. In accordance with the terms of the Stock Incentive Plan, Mr. Meyer elected to pay the exercise price through the delivery of shares of Common Stock owned by him and has delivered to the Company, in satisfaction thereof, and in satisfaction of the tax withholding obligations from the option exercise, an aggregate of 21,090 shares of Common Stock (plus cash in lieu of delivery of a fractional share).

                                                                     SCHEDULE II

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES
                       VALUATION AND QUALIFYING ACCOUNTS

     ALLOWANCE FOR DOUBTFUL ACCOUNTS - deducted from Receivables in the Consolidated Balance Sheet:

                                    COLUMN B BALANCE       COLUMN C         COLUMN D          COLUMN E
             COLUMN A               AT BEGINNING OF    CHARGED TO COSTS   DEDUCTIONS --   BALANCE AT END OF
           DESCRIPTION                   PERIOD          AND EXPENSES       DESCRIBE           PERIOD
           -----------              ----------------   ----------------   -------------   -----------------
                                                                (IN THOUSANDS)
2003..............................       16,352             12,425            7,310            21,467
2002..............................       17,005              6,344            6,997            16,352
2001..............................       12,676             12,232            7,903            17,005

                               INDEX TO EXHIBITS

 NUMBER ASSIGNED TO
EXHIBIT (I.E. 601 OF
  REGULATION S-K)                        DESCRIPTION OF EXHIBITS
--------------------   ------------------------------------------------------------
         3.01          Restated Certificate of Incorporation of Grey Global Group
                       Inc. ("Grey"). (Incorporated herein by reference to Exhibit
                       3.1 to Grey's Current Report on Form 8-K (Commission file
                       number 000-07898), dated July 13, 2000, filed with the SEC pursuant to Section 13 of the 1934 Act.)
         3.02          By-Laws of Grey as amended. (Incorporated herein by
                       reference to Exhibit 3.02 to Grey's Annual Report on Form
                       10-K (Commission file number 000-07898) for the fiscal year ended December 31, 2002.)
         4.01          Stockholder Exchange Agreement, dated as of April 7, 1994, by and between Grey and Edward H. Meyer. (Incorporated
                       herein by reference to Exhibit 10(a) of Grey's Current
                       Report on Form 8-K (Commission file number 000-07898), dated
                       April 7, 1994, filed with the SEC pursuant to Section 13 of the 1934 Act.)
         4.02          Indenture, dated as of October 28, 2003 between Grey and the
                       American Stock Transfer & Trust Company relating to 5.0%
                       Contingent Convertible Subordinated Debentures due 2033.
         4.03          Registration Rights Agreement, dated as of October 28, 2003 between Grey and J.P. Morgan Securities Inc. relating to
                       5.0% Contingent Convertible Subordinated Debentures due
                       2033.
         9.01          Voting Trust Agreement, dated as of December 1, 1989, among the several Beneficiaries, Grey and Edward H. Meyer as
                       Voting Trustee. (Incorporated herein by reference to Exhibit
                       9.03 to Grey's Annual report on Form 10-K (Commission file number 000-07898) for the fiscal year ended December 31,
                       1989.)
         9.02          Voting Trust Agreement, dated as of February 24, 1986, as
                       amended and restated as of August 31, 1987 and March 21,
                       1994, and as amended April 10, 1996, among the several
                       Beneficiaries there-under, Grey and Edward H. Meyer as
                       Voting Trustee. (Incorporated herein by reference to Exhibit
                       9.02 to Grey's Annual Report on Form 10-K (Commission file number 000-07898) for the fiscal year ended December 31,
                       1985, Exhibit 9.03 to Grey's Annual Report on Form 10-K
                       (Commission file number 000-07898) for the fiscal year ended
                       December 31, 1987, Exhibit 9.04 to Grey's Annual Report on
                       Form 10-K (Commission file number 000-07898) for the fiscal year ended December 31, 1993, and Schedule 13D (Commission file number 005-06825), dated April 10, 1996.)
        10.01*         Employment Agreement, dated as of February 9, 1984, between
                       Grey and Edward H. Meyer ("Meyer Employment Agreement").
                       (Incorporated herein by reference to Exhibit 10.01 to Grey's
                       Annual Report on Form 10-K (Commission file number 000-
                       07898) for the fiscal year ended December 31, 1983.)

 NUMBER ASSIGNED TO
EXHIBIT (I.E. 601 OF
  REGULATION S-K)                        DESCRIPTION OF EXHIBITS
--------------------   ------------------------------------------------------------
        10.02*         Amendments Two through Eleven to Meyer Employment Agreement.
                       (Incorporated herein by reference to Exhibit 10.02 to Grey's
                       Annual Report on Form 10-K (Commission file number
                       000-07898) for the fiscal year ended December 31, 1985,
                       Exhibit 10.03 to Grey's Annual Report on Form 10-K
                       (Commission file number 000-07898) for the fiscal year ended
                       December 31, 1987, Exhibit 1 to Grey's Current Report on
                       Form 8-K (Commission file number 000-07898), dated May 9,
                       1988, filed with the SEC pursuant to Section 13 of the 1934
                       Act, Exhibit 2 to Grey's Current Report on Form 8-K
                       (Commission file number 000-07898), dated May 9, 1988, filed with the SEC pursuant to Section 13 of the 1934 Act, Exhibit
                       I to Grey's Current Report on Form 8-K (Commission file
                       number 000-07898), dated June 9, 1989, filed with the SEC
                       pursuant to Section 13 of the 1934 Act, Exhibit 10.07 to
                       Grey's Annual Report on Form 10-K (Commission file number
                       000-07898) for the fiscal year ended December 31, 1990,
                       Exhibit 10.03 to Grey's Annual Report on Form 10-K
                       (Commission file number 000-07898) for the fiscal year ended
                       December 31, 1994, Exhibit 10.03 to Grey's Annual Report on
                       Form 10-K (Commission file number 000-07898) for the fiscal year ended December 31, 1997, Exhibit 10.01 to Grey's
                       Quarterly Report on Form 10-Q (Commission file number
                       000-07898) for the quarter ended March 31, 1998, and Exhibit
                       10.03 to Grey's Annual Report on Form 10-K (Commission file number 000-07898) for the fiscal year ended December 31,
                       2001, respectively.)
        10.03*         Amendment Twelve to Meyer Employment Agreement.
        10.04*         Deferred Compensation Trust Agreement dated March 22, 1995
                       ("Trust Agreement"), by and between Grey and United States
                       Trust Company of New York. (Incorporated herein by reference to Exhibit 10.04 to Grey's Annual Report on Form 10-K
                       (Commission file number 000-07898) for the fiscal year ended
                       December 31, 1994.)
        10.05*         First and Second Amendments to Trust Agreement (Incorporated
                       herein by reference to Exhibit 10.05 to Grey's Annual Report on Form 10-K Commission file number 000-07898) for the
                       fiscal year ended December 31, 1995, and Exhibit 10.02 to
                       Grey's Quarterly Report on Form 10-Q (Commission file number
                       000-07898) for the quarter ended March 31, 1998,
                       respectively.)
        10.06*         Agreement Settling First and Final Account of Trustee, dated as of July 21, 2003, between United States Trust Company of
                       New York, as Trustee, HSBC Bank USA, as Successor Trustee,
                       Grey, and Edward H. Meyer.
        10.07*         Employment Agreement dated as of July 21, 2000, by and
                       between Grey and Steven G. Felsher. (Incorporated herein by reference to Exhibit 10.05 to Grey's Annual Report on Form
                       10-K (Commission file number 000-07898) for the fiscal year ended December 31, 2000.)
        10.08*         Grey Advertising Inc. Book Value Preferred Stock Plan, as
                       amended. (Incorporated herein by reference to Exhibit 4.1 to
                       Grey's Current Report on Form 8-K (Commission file number
                       000-07898), dated June 14, 1983, filed with the SEC pursuant to Section 13 of the 1934 Act.)
        10.09*         Grey Advertising Inc. Amended and Restated Senior Executive
                       Officer Pension Plan. (Incorporated herein by reference to
                       Exhibit 10.08 to Grey's Annual Report on Form 10-K
                       (Commission file number 000-07898) for the fiscal year ended
                       December 31, 1984.)
        10.10*         Grey Advertising Inc. 1998 Senior Management Incentive Plan.
                       (Incorporated herein by reference to Exhibit A to Grey's
                       Annual Meeting Proxy Statement (Commission file number 000-
                       07898) dated August 17, 1998.)
        10.11*         Grey Global Group Inc. 2003 Senior Management Incentive
                       Plan. (Incorporated herein by reference to Exhibit A to
                       Grey's Annual Meeting Proxy Statement (Commission file
                       number 000-07898) dated August 21, 2003.)

 NUMBER ASSIGNED TO
EXHIBIT (I.E. 601 OF
  REGULATION S-K)                        DESCRIPTION OF EXHIBITS
--------------------   ------------------------------------------------------------
        10.12*         Stock Option Agreement, dated as of October 13, 1984, by and between Grey and Edward H. Meyer ("1984 Option Agreement").
                       (Incorporated herein by reference to Exhibit 10.15 to Grey's
                       Annual Report on Form 10-K (Commission file number 000-
                       07898) for the fiscal year ended December 31, 1985.)
        10.13*         Promissory Notes I and II dated as of November 26, 2001 from
                       Edward H. Meyer to Grey delivered pursuant to the 1984
                       Option Agreement. (Incorporated herein by reference to
                       Exhibit 10.11 to Grey's Annual Report on Form 10-K
                       (Commission file number 000-07898) for the fiscal year ended
                       December 31, 2001.)
        10.14*         Stock Option Agreement, effective as of January 5, 1995, by and between Grey and Edward H. Meyer. (Incorporated herein by reference to Exhibit 13 to Amendment No. 8 to the
                       Statement on Schedule 13D (Commission file number
                       005-06825), dated as of March 10, 1995, filed by Edward H.
                       Meyer.)
        10.15*         Stock Option Agreement effective as of November 26, 1996, by and between Grey and Edward H. Meyer. (Incorporated herein by reference to Exhibit 15 to Amendment No. 10 to the
                       Statement on Schedule 13D (Commission file number
                       005-06825), dated as of February 11, 1997, filed by Edward
                       H. Meyer.)
        10.16*         Stock Option Agreement, effective as of January 23, 1998, by and between Grey and Edward H. Meyer. (Incorporated herein by reference to Exhibit 16 to Amendment No. 11 to the
                       Statement on Schedule 13D (Commission file number
                       005-06825), dated as of March 13, 1998, filed by Edward H.
                       Meyer.)
        10.17          Registration Rights Agreement, dated as of June 5, 1986,
                       between Grey and Edward H. Meyer. (Incorporated herein by
                       reference to Exhibit 12 to Amendment No. 8 to the Statement on Schedule 13D (Commission file number 005-06825), dated as of March 10, 1995, filed by Edward H. Meyer.)
        10.18          Grey Advertising Inc. amended and restated 1994 Stock
                       Incentive Plan. (Incorporated herein by reference to Exhibit
                       10.02 to Grey's Quarterly Report on Form 10-Q (Commission
                       file number 000-07898) for the quarter ended September 30,
                       1996.)
        10.19          Note Agreement, dated as of December 23, 1997, by and
                       between Grey and the Prudential Insurance Company of
                       America. (Incorporated herein by reference to Exhibit 10.20 to Grey's Annual Report on Form 10-K (Commission file number
                       000-07898) for the fiscal year ended December 31, 1997.)
        10.20          Note Agreement dated as of November 13, 2000, by and between
                       Grey and the Prudential Insurance Company of America ("2000
                       Note Agreement"). (Incorporated herein by reference to
                       Exhibit 99.1 to Grey's Current Report on Form 8-K
                       (Commission File number 000-07898) dated November 13, 2000, filed with the SEC pursuant to Section 13 of the 1934 Act.)
        10.21          First through third Amendments dated as of December 31,
                       2000, December 31, 2001 and March 14, 2003 respectively, to the 2000 Note Agreement. (Incorporated herein by reference to Exhibit 10.18 to Grey's Annual Report on Form 10-K
                       (Commission file number 000-07898) for the fiscal year ended
                       December 31, 2002.)
        10.22          Note Agreement dated as of March 14, 2003, by and between
                       Grey and Prudential Insurance Company of America.
                       (Incorporated herein by reference to Exhibit 10.19 to Grey's
                       Annual Report on Form 10-K (Commission file number
                       000-07898) for the fiscal year ended December 31, 2002.)
        10.23          Amended and Restated Omnibus Amendment to Note Agreements,
                       dated as of October 27, 2003, between Grey and the
                       Prudential Insurance Company of America.
        10.24          Credit Agreement dated as of December 21, 2001, among Grey,
                       HSBC Bank USA, Fleet National Bank and JP Morgan Chase Bank.
                       (Incorporated herein by reference to Exhibit 10.19 to Grey's
                       Annual Report on Form 10-K (Commission file number
                       000-07898) for the fiscal year ended December 31, 2001.)

 NUMBER ASSIGNED TO
EXHIBIT (I.E. 601 OF
  REGULATION S-K)                        DESCRIPTION OF EXHIBITS
--------------------   ------------------------------------------------------------
        10.25          First and Second Amendments to the December 21, 2001 Credit
                       Agreement, dated December 31, 2001 and October 2, 2003,
                       between Grey and JP Morgan Chase Bank.
        10.26          Extension Agreement dated as of December 20, 2002, among
                       Grey, HSBC Bank USA, Fleet National Bank and JP Morgan Chase
                       Bank. (Incorporated herein by reference to Exhibit 10.21 to
                       Grey's Annual Report on Form 10-K (Commission file number
                       000-07898) for the fiscal year ended December 31, 2002.)
        10.27*         Bonuses -- Grey has paid bonuses to certain of its executive officers (including those who are directors) and employees in prior years including 2003, and may do so in future
                       years. Bonuses have been and may be in the form of cash,
                       shares of stock or both although Grey presently does not
                       have any plans to pay stock bonuses. Bonuses are not granted pursuant to any formal plan.
        10.28*         Director's Fees -- It is the policy of Grey to pay each of its non-employee directors a fee of $4,500 per fiscal
                       quarter and a fee of $4,000 for each meeting of the Board of
                       Directors attended. This policy is not embodied in any
                       written document. Members of the Audit Committee and
                       Compensation Committee receive $1,000 for attendance at each meeting of each such committee which does not fall on the
                       same day as a meeting of the Board of Directors.
        10.29*         Deferred Compensation Agreement, dated December 23, 1981,
                       between Grey and Mark N. Kaplan, regarding deferral of
                       payment of director's fees to which Mr. Kaplan may become
                       entitled. (Incorporated herein by reference to Exhibit 10.18 to Grey's Annual Report on Form 10-K (Commission file number
                       000-07898) for the fiscal year ended December 31, 1982.)
        10.30*         On March 23, 1978, Grey's Board of Directors, at a meeting thereof held on such date, approved an arrangement whereby
                       Grey is required to accrue for Edward H. Meyer, the
                       difference between the amount contributed by Grey on behalf of Mr. Meyer under the Profit Sharing Plan and Grey's
                       Employee Stock Ownership Plan, and the amount which would
                       have been contributed to such plans on his behalf had such plans not contained maximum annual limitations on
                       contributions and credits, as required by the Employee
                       Retirement Income Security Act of 1974. Such accrual is to be paid to Mr. Meyer as if it had been contributed to his
                       account under the Profit Sharing Plan. Such arrangement is not embodied in any written document.
        10.31          Lease, dated as of July 1, 1978, by and between Grey and
                       William Kaufman and J. D. Weiler, regarding space at 777
                       Third Avenue, New York, New York ("Main Lease").
                       (Incorporated herein by reference to Exhibit 10.21 to Grey's
                       Annual Report on Form 10-K (Commission file number
                       000-07898) for the fiscal year ended December 31, 1982.)
        10.32          First through Eighteenth Amendments to Main Lease.
                       (Incorporated herein by reference to Exhibits 10.22, 10.23,
                       10.24, 10.25, 10.26, 10.27, 10.28 and 10.29 to Grey's Annual
                       Report on Form 10-K (Commission file number 000-07898) for the fiscal year ended December 31, 1982, Exhibit 10.30 to
                       Grey's Annual Report on Form 10-K (Commission file number
                       000-07898) for the fiscal year ended December 31, 1983,
                       Exhibits 10.33 and 10.34 to Grey's Annual Report on Form
                       10-K (Commission file number 000-07898) for the fiscal year ended December 31, 1984, Exhibits 10.35 and 10.36 to Grey's
                       Annual Report on Form 10-K (Commission file number 000-
                       07898) for the fiscal year ended December 31, 1985, Exhibit
                       10.36 to Grey's Annual Report on Form 10-K (Commission file number 000-07898) for the fiscal year ended December 31,
                       1986, Exhibit 10.27 to Grey's Annual Report on Form 10-K
                       (Commission file number 000-07898) for the fiscal year ended
                       December 31, 1997, and Exhibit 10.26 to Grey's Annual Report
                       on Form 10-K (Commission file number 000-07898) for the
                       fiscal year ended December 31, 1998, respectively.)

 NUMBER ASSIGNED TO
EXHIBIT (I.E. 601 OF
  REGULATION S-K)                        DESCRIPTION OF EXHIBITS
--------------------   ------------------------------------------------------------
        14.01          Code of Ethics -- Senior Officers applicable to principal
                       executive officer, principal financial officer, principal
                       accounting officer or controller, or persons performing
                       similar functions.
        21.01          Subsidiaries of Grey.
        23.01          Consent of Independent Auditors.
        31.01          Certification of Chief Executive Officer Pursuant to Section
                       302 of the Sarbanes-Oxley Act of 2002.
        31.02          Certification of Chief Financial Officer Pursuant to Section
                       302 of the Sarbanes-Oxley Act of 2002.
        32.01          Certification of CEO and CFO pursuant to 18 U.S.C. Section
                       1350, as Adopted Pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002.