Form 10-K/A
period 2003-12-31
GREY GLOBAL GROUP INC
filed 2004-04-29
CIK 43952

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

         The aggregate market value of the voting stock held by non-affiliates of registrant was $720,508,722 as at June 30, 2003.

         The registrant had 1,144,307 shares of its common stock, par value $.01 per share, and 231,140 shares of its Limited Duration Class B Common Stock, par value $.01 per share, outstanding as at April 15, 2004.

================================================================================

         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the year ended December 31, 2003 on Form 10-K as set forth in the pages attached hereto:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ("COMPANY").

         Set forth below is certain information concerning the Company's directors:

                                                                                                            PERCENT
                                                                                           NO. OF             OF
                                                                                          SHARES OF          VOTES
                                                                              TERM/        VOTING            CAST
                                                                             OFFICE         STOCK             BY
                                                                 DIRECTOR     WILL          OWNED            VOTING
      NAME(a)             AGE             OCCUPATION(b)           SINCE      EXPIRE     BENEFICIALLY(c)      SHARES
---------------------     ---         ----------------------     -------     ------     ---------------      ------
Victor J.Barnett           71         Former Chairman,             2001        2004           200(e)            -- (f)
                                      Burberry Ltd.

Julian A.Brodsky (d)       70         Vice Chairman, Comcast       2004        2005            --               --
                                      Corporation

Edward H. Meyer            77         Chairman of the Board,       1961        2006       402,801(g)          60.9%
                                      President and Chief
                                      Executive Officer

Daniel S. Shapiro          65         Partner, Schulte Roth &      2002        2005           100(e)            -- (f)
                                      Zabel, LLP, law firm

-----------------
(a) There is no family relationship between any director and any other director or executive officer of the Company.

(b) The position of Mr. Meyer is with the Company, and he has served the Company for more than the past five years.

         Mr. Brodsky also serves on the boards of directors of Comcast Corporation, RBB Fund, Inc. and Amdocs Ltd.

         Mr. Meyer is also a director of Ethan Allen Interiors, Inc. and Harman International Industries, Inc.

(c) Represents beneficial interests in shares of the Company's Common Stock and Class B Stock as of April 15, 2004.

(d)      Mr. Brodsky was elected to the Board on April 14, 2004.

(e) Mr. Barnett owns 200 shares of Common Stock. Mr. Shapiro owns 100 shares of Common Stock.

(f)      Represents less than 1.0% of the votes entitled to be cast.

(g) Mr. Meyer beneficially owns 149,158 shares of Common Stock and 135,617 shares of Class B Stock, approximately 13.0% and 58.7%, of each class, respectively. Also includes shares of Common Stock and Class B Stock held in the Company's Employee Stock Ownership Plan as to which Mr. Meyer exercises shared voting power by virtue of his membership on the committee charged with its administration. Also includes shares of Common Stock (4.4%) issuable upon exercise of currently exercisable stock options owned by Mr. Meyer.

         Directors who are not employees of the Company receive a fee of $4,500 per quarter and a fee of $4,000 for each meeting of the Board attended. Directors who are also employees receive no remuneration for serving on the Board. The Company will match, at the request of a Director, on an annual basis up to $10,000 in charitable contributions made by each non-employee Director. Mr. Barnett has elected not to avail himself of this benefit. The Audit Committee, which is comprised of Messrs. Barnett, Brodsky and Shapiro, reviews among other things the services of the Company's independent auditors, the preparation of the Company's financial statements and the maintenance of internal controls by the Company. During 2003 the Audit Committee met five times. Each member of the Audit Committee who was a member in 2003 attended all of the meetings. Each member of the Audit Committee is independent as defined in the Nasdaq listing standards. The Audit Committee operates pursuant to the Charter of the Audit Committee adopted by the Board on March 25, 2004. Mr. Brodsky serves as Chairman of the Audit Committee and qualifies as an audit committee financial expert, as that term is defined in Item 401(h) of Regulation S-K. Messrs. Barnett and Shapiro comprise the Company's Compensation Committee, which is charged with overseeing matters relating to senior executive compensation. The Company does not have a standing nominating committee. Members of the Audit Committee and the Compensation Committee receive $1,000 for attendance at each meeting of each such committee which does not fall on the same day as a meeting of the Board.

         Information concerning the Company's executive officers is included in
         Part I of this report.

         The Company has adopted the Grey Global Group Inc. Code of Ethics - Senior Officers, a copy of which is annexed as an Exhibit to the Company's Form 10-K, which applies to the Company's principal executive officer, principal financial officer and principal accounting officer. Any waiver or amendment of the Code of Ethics will be disclosed on the Company's website, www.greyglobalgroup.com, or as otherwise permitted under applicable law.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of its Chief Executive Officer and each of the four other most highly compensated executive officers of the Company with respect to the three most recently completed fiscal years of the Company:

                                                                                          LONG-TERM
                                                                                         ------------
                                                                                         COMPENSATION
                                                                                         ------------
                                                   ANNUAL COMPENSATION
                                           -------------------------------------
                                                                                       REST.        STOCK     ALL OTHER
        NAME AND POSITION                  YEAR         SALARY(2)      BONUS(2)     STOCK($)(3)   OPTIONS(#)   COMP.(1)
--------------------------------           -----      ------------     ---------    ----------    ---------- -----------
Edward H. Meyer....................        2003       $  3,550,000         --0--       -- 0 --     -- 0 --   $  2,260,453
  Chairman, President and                  2002          3,300,000       450,000       -- 0 --     -- 0 --      1,016,117
  Chief Executive Officer                  2001          3,300,000       225,000       -- 0 --     -- 0 --         72,999

Robert L. Berenson.................        2003       $    625,000     $ 100,000       -- 0 --     -- 0 --   $    123,477
  Vice Chairman,                           2002            625,000     $ 100,000       -- 0 --     -- 0 --        403,906
  General Manager                          2001            625,000       -- 0 --       -- 0 --     -- 0 --         20,263

Steven G. Felsher.................         2003       $    600,000     $ 350,000    $  226,359       300     $    363,913
  Vice Chairman,                           2002            600,000       250,000       210,375       300          312,935
  Chief Financial Officer,                 2001            600,000       125,000       183,450       300            5,035
  Secretary and Treasurer

Neil I. Kreisberg.................         2003       $    550,000     $ 250,000       -- 0 --     -- 0 --   $    163,835
  Group Executive Vice President           2002            437,500       175,000    $   66,650     -- 0 --         88,835
  Executive Managing Director              2001            400,000       150,000       -- 0 --     -- 0 --          5,935

Stephen A. Novick.................         2003       $    825,000     $ 150,000       -- 0 --     -- 0 --   $     20,870
  Vice Chairman,                           2002            825,000       200,000       -- 0 --     -- 0 --        125,870
  Chief Creative Officer                   2001            825,000       125,000       -- 0 --     -- 0 --         12,970

------------

(1) All Other Compensation in 2003 includes: (i) contributions of $7,900 in 2003 to the Company's qualified defined contribution plans on behalf of the named executives; (ii) respective insurance premium expense coverage or reimbursement of $70,424, $15,577, $6,013, $5,935 and
         $12,970 in 2003, for Messrs. Meyer, Berenson, Felsher, Kreisberg and Novick; (iii) accruals in the amounts of $134,000 for Mr. Meyer in 2003 generally in respect of amounts which would have been allocated to Mr. Meyer's accounts under the Company's qualified defined contribution programs for such year but for certain limitation determined under the Federal tax laws; and (iv) respective allocations under the Company's Senior Management Incentive Plan ("SMIP") in 2003 for Messrs. Meyer, Berenson, Felsher and Kreisberg of $2,048,500, $100,00, $350,00 and $150,000.

(2) Includes amounts paid into a deferred compensation trust on Mr. Meyer's behalf; Mr. Meyer received no bonus for 2003 since most of his variable compensation was allocated to SMIP. (See "Certain Relationships and Related Transactions.")

(3) Grant to Mr. Felsher in 2003 of 300 shares of restricted Common Stock pursuant to the Company's 1994 Stock Incentive Plan, which restricted shares vest at a rate of one-third per year beginning on July 21, 2006. As of December 31, 2003 Mr. Felsher owned 2,400 shares of restricted Common Stock with a value of $1,639,320.

AGGREGATE OPTIONS EXERCISED IN 2003 AND STOCK OPTION VALUES AS AT DECEMBER 31, 2003(1)

                                                                                                                VALUE OF
                                                                             NUMBER OF                         UNEXERCISED
                                                                            UNEXERCISED                       IN-THE-MONEY
                                                                            OPTIONS AT                         OPTIONS AT
                                     SHARES                              DECEMBER 31, 2003                  DECEMBER 31, 2003
                                    ACQUIRED         VALUE           -------------------------          -------------------------
            NAME                   ON EXERCISE     REALIZED(2)       EXERCISABLE/UNEXERCISABLE          EXERCISABLE/UNEXERCISABLE
----------------------------       -----------     -----------       -------------------------          -------------------------
Edward H. Meyer ............          --               --                  90,000 / 0                       $40,859,500 / 0
Robert L. Berenson..........          --               --                   5,000 / 0                       $ 2,672,750 / 0
Steven G. Felsher...........          --               --                  4,167/2,233                      $ 1,971,992 /369,794
Neil Kreisberg .............                                                 333/667                        $ 85,931/172,119
Stephen A. Novick...........          --               --                   3,500 / 0                       $ 1,870,925/ 0

----------------
(1)      All options relate to shares of Common Stock.

(2) "Value Realized" represents the market price of the Common Stock on the date of exercise less the exercise price paid.

OPTION GRANTS IN THE LAST FISCAL YEAR

                                                            INDIVIDUAL GRANTS
                            -------------------------------------------------------------------------------
                                                        % OF TOTAL
                                                          OPTIONS
                                NUMBER OF SHARES        GRANTED TO      EXERCISE                  GRANT DATE
                               UNDERLYING OPTIONS        EMPLOYEES        PRICE                     PRESENT
     NAME                          GRANTED(1)             IN 2003       ($/SHARE)    EXP. DATE     VALUE(2)
-----------------              ------------------       -----------     ---------    ---------    -----------
Steven G. Felsher                      300                  13.6%       $755.53      1-21-11        $90,348

----------
(1) Options granted to acquire Common Stock at market price on the date of grant under the Company's 1994 Stock Incentive Plan. These options are exercisable at a rate of one-third per year beginning on the initial exercise date, which is July 21, 2006.

(2) Amounts based on the modified Black-Scholes option prices model with the following assumptions: exercise price equal to fair market value on the date of grant, ten year option term, interest rate of 3.67% and a dividend rate of .53%. There is no assurance that value realized by an optionee will be at or near the value estimated by this pricing model. Should the stock price not rise above the option price, the optionee will realize no gain.

SENIOR EXECUTIVE OFFICER POST-EMPLOYMENT COMPENSATION PLAN

         The Senior Executive Officer Post-Employment Compensation Plan provides that certain qualified officers of the Company and its subsidiaries will be entitled upon retirement at or after the age of 60 to a lifetime supplemental pension of a maximum of $60,000 per year depending, in part, upon the date of retirement. Persons who are executive vice presidents of the Company, or more senior, or are designated senior executive officers of certain of the Company's subsidiaries, and who have met certain age and length of service requirements, and have been designated by the Board of Directors of the Company, are participants under the plan. In addition, a surviving spouse of a recipient of a pension under the plan is entitled to an annual pension equal to a maximum of $30,000, depending, in part, upon the date of retirement of the deceased participant, for the shorter of such spouse's life and 20 years. Each of the named executives were participants under the plan. In addition, the Company has certain understandings whereby certain additional pension amounts may be paid to Messrs. Berenson, Felsher and Novick. Furthermore, the Company has agreed to make certain payments ("pension deposits") to a trust established with the United States Trust Company of New York, which was succeeded as trustee by HSBC Bank USA in 2003, which would be used to fund a pension obligation to be payable to Mr. Meyer over the eleven year period following the normal expiration of his current employment agreement ("pension period"). Annual pension deposits of $740,600 are to be made through 2004 contingent on Mr. Meyer's continued employment. The amount of the pension to be paid to Mr. Meyer will be dependent on, and be limited to, the funds in the trust during the pension period. In addition, upon termination of Mr. Meyer's employment prior to the commencement of the pension period or upon his death, any undistributed funds in the trust would be paid to Mr. Meyer or his estate, as the case may be, in satisfaction of any future obligations with respect to this pension.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         As of April 15, 2004 the Company had outstanding 1,144,307 shares of Common Stock and 231,140 shares of Class B Stock. Set forth below is information to the knowledge of the Board of Directors as of April 15, 2004, concerning the beneficial ownership of shares of Common Stock or Class B Stock by the executive officers named in the executive compensation table, executive officers and directors as a group and stockholders reporting record or beneficial ownership of more than 5% of the Company's outstanding Shares of Common Stock or Class B Stock. Information concerning beneficial ownership of shares of Common Stock or Class B Stock by individual non-employee directors is set forth in the table under Item 10 with information about the directors. The address for each of the executive officers named below is 777 Third Avenue, New York, New York 10017.

                                                                       AMOUNT OF SHARES
                                                                         AND NATURE OF
                                   NAME AND ADDRESS OF RECORD            BENEFICIAL OR         PERCENTAGE
      TITLE OF CLASS                   OR BENEFICIAL OWNER             RECORD OWNERSHIP         OF CLASS
--------------------------    ------------------------------------     ----------------        ----------
Common Stock..............    Edward H. Meyer                              199,158(a)             16.7

                              Ariel Capital Management, Inc.               389,652(b)             34.1
                              200 E. Randolph Drive
                              Chicago, Illinois 60601

                              Brookside Capital Partners Fund, L.P.         84,002(c)              7.3
                              111 Huntington Avenue
                              Boston, Massachusetts 02199

                              Tweedy, Browne Company LLC                    59,022(d)              5.2
                              350 Park Avenue
                              New York, New York 10022

                              Robert L. Berenson                             5,968(e)               --(f)

                              Steven G. Felsher                             10,519(e)               --(f)

                              Neil I. Kreisberg                                874(e)               --(f)

                              Stephen A. Novick                              3,500(e)               --(f)

                              All executive officers and                   233,505(g)             19.3
                              directors as a group

Class B Stock.............    Edward H. Meyer                              135,617(a)             58.7

                              The committee administering the               56,944(h)             24.6
                              Company's Employee Stock
                              Ownership Plan
                              777 Third Avenue
                              New York, New York 10017

                              Jerry Green                                   12,100(i)              5.2
                              c/o Union Securities, Inc.
                              Two Pershing Square
                              2300 Main Street
                              Kansas City, MO  64108

                              Robert L. Berenson                             1,162                  --(f)

                              Steven G. Felsher                              1,950                  --(f)

                              Neil I. Kreisberg                                793                  --(f)

                              All executive officers and                   196,466(g)             85.0
                              directors as a group

-----------
(a) Includes shares of Common Stock issuable upon exercise of stock options which are currently exercisable (after giving effect to the assumed exercise thereof). Does not include shares of Common Stock (1.0% of such class) and of Class B Stock (24.6%) held in the Company's Employee Stock Ownership Plan as to which Mr. Meyer exercises shared voting power by virtue of his membership on the committee charged with its administration. Does not include shares of Common Stock and Class B Stock held in trust for Mr. Meyer's children.

(b) Information based on the Company's understanding of publicly filed material. Ariel Capital Management, Inc., a registered investment advisor, together with a related entity, on behalf of its clients, has sole dispositive and voting power with respect to the shares listed.

(c) Information based on the Company's understanding of publicly filed material. Brookside Capital Partners Fund, L.P., a registered investment advisor, together with related entities, on behalf of its clients, has sole or shared dispositive and voting power with respect to the shares listed.

(d) Information based on the Company's understanding of publicly filed material. Tweedy, Browne Company LLC, a registered investment advisor, on behalf of its clients, has been a long-term investor in the Company, has sole or shared dispositive and voting power with respect to the shares listed.

(e) Includes options exercisable within 60 days for each Messrs. Berenson, Felsher, Kreisberg and Novick of 5,000, 4,834, 667, and 3,500 respectively. Does not include shares of Common Stock (1.0% of such class) and of Class B Stock (24.6%) held in the Company's Employee Stock Ownership Plan as to which Mr. Felsher exercises shared voting power by virtue of his membership on the committee charged with its administration.

(f) Represents less than 1.0% of the outstanding shares of Common Stock and Class B Stock, respectively.

(g) Includes Common Stock options exercisable by the executive officers within 60 days and shares of Common Stock (1.0% of such class) and of Class B Stock (24.6%), as the case may be, as to which certain executive officers exercise shared voting power by virtue of their membership on the committee administering the Company's Employee Stock Ownership Plan.

(h) The committee which administers the Company's Employee Stock Ownership Plan exercises voting power over shares held in such plan, and is comprised of Messrs. Meyer and Felsher.

(i) Information based on the Company's understanding of publicly filed material. Jerry Green, an investor in the Company, has sole voting and dispositive power with respect to the shares listed.

         EQUITY COMPENSATION PLAN INFORMATION

                                                                                                  Number of Securities Remaining
                                        Number of Securities to be    Weighted-Average Exercise    Available For Future Issuance
                                         Issued Upon Exercise of         Price of Outstanding        Under Equity Compensation
                                      Outstanding Options, Warrants     Options, Warrants and     Plans (excluding Securities in
       Plan Category                            And Rights                    Rights                         Column (a))
       -------------                            ----------                    -----                         -----------
                                                   (a)                         (b)                                (c)
EQUITY COMPENSATION PLANS
APPROVED BY SECURITY HOLDERS.......

1994 Stock Incentive Plan                        162,824                      $281.00                        251,914

Senior Management Incentive Plan                  12,486                        n/a                          173,925

EQUITY COMPENSATION PLANS NOT
APPROVED BY SECURITY HOLDERS.......                -0-                          n/a                            -0-

Total..............................              175,310                      $281.00                        425,839
                                                 =======                      =======                        =======

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

         The Company has arrangements with each of Messrs. Berenson, Felsher and Novick which provide for the deferral of any compensation to the extent necessary to preserve the tax deductibility of such compensation under Section 162(m) of the Internal Revenue Code ("Section 162(m)").

         The Company has an employment agreement with Mr. Meyer, which provides for Mr. Meyer's employment with the Company through December 31, 2004. The agreement also provides for a minimum annual salary of $3,650,000 for Mr. Meyer's services as Chief Executive Officer. If the Company terminates Mr. Meyer's full-time employment as Chief Executive Officer without cause (as defined in the agreement), or if Mr. Meyer effects such termination due to a change of control of the Company or other good reason specified in the agreement, Mr. Meyer will receive $3,000,000 in consideration of his employment. The agreement further provides that the Company will defray premiums on life insurance policies on Mr. Meyer's life payable to a beneficiary designated by him; the Company paid $35,053 in premiums in respect of these policies in 2003. The employment agreement also provides that Mr. Meyer may, for a period subsequent to his termination of full-time employment as Chief Executive Officer, provide the Company with consulting services for compensation at the rate of $10,000 per month. If the Company terminates Mr. Meyer's full-time employment as Chief Executive Officer without cause, or if Mr. Meyer effects such termination due to a change in control of the Company or for other good reason, Mr. Meyer will receive a lump sum payment equal to his then current aggregate remuneration multiplied by the greater of the number of years remaining in the term of the employment agreement and the number three. In such event, Mr. Meyer will also have an option to sell to the Company each share of the Common Stock and the Class B Stock which he then owns at the per share market value of the Common Stock. Mr. Meyer's agreement also provides that, (subject to reduction or suspension in the event Mr. Meyer becomes disabled or is in breach of his agreement) following his termination of employment, the Company will, among other things, provide Mr. Meyer for the remainder of his life, with an office and related office staff and facilities and, for a period of five years, the continued use of a car and driver. The Company has also agreed to reimburse Mr. Meyer for certain business expenses incurred by him during the five year period following termination of his employment of up to $100,000 per year, with such amount being adjusted for increases in the consumer price index until the date of termination of his employment. During such five year period, Mr. Meyer has also been charged with the responsibility of overseeing a certain portion of the Company's charitable contributions and, thus, will see to the contribution to charities of $100,000 per year of the Company's funds.

         Mr. Meyer's employment agreement also provides for the deferral of certain compensation otherwise payable to him and the payment of such deferred compensation into a trust established with United States Trust Company of New York, which was succeeded as trustee by HSBC Bank USA in 2003. The purpose of the trust arrangement is to enhance the Company's ability to deduct compensation paid to Mr. Meyer without the application of Section 162(m) at such times as the monies are paid to Mr. Meyer from the trust. Section 162(m), under certain circumstances, denies a tax deduction to an employer for certain compensation expenses in excess of $1,000,000 per year paid by a publicly-held corporation to certain of its executives. For 2003 all W-2 compensation attributable to Mr. Meyer in excess of $1,000,000 was deferred and paid into the trust. In 2004, and subsequent years, such compensation as shall be timely elected by Mr. Meyer shall be deferred and paid into the trust provided that no such election or failure to elect shall cause any compensation paid to Mr. Meyer to be non-deductible by reason of Section 162(m). Amounts deferred and paid into the trust shall be paid to Mr. Meyer or to his estate, as the case may be, upon the expiration of Mr. Meyer's employment agreement, or the termination of his employment by reason of death or disability. For the purpose of the presentation of Mr. Meyer's compensation in the Summary Compensation Table hereinabove provided, the amounts deferred and paid into the trust are deemed having been paid to Mr. Meyer.

         In 1983, the Company sold and issued $3,025,000 principal amount of its 8-1/2% Convertible Subordinated Debentures, due December 31, 2003, to Mr. Meyer in consideration of a purchase price of equal amount, of which $25,000 was paid in cash and the remainder by delivery of Mr. Meyer's long-term 9% full recourse promissory note in the principal amount of $3,000,000, due December 31, 2004. The Debentures were converted on December 31, 2003 into 25,564 shares of Common Stock and 25,564 shares of Class B Stock in accordance with their terms. During 1992, Mr. Meyer exercised certain stock options which had been granted to him in 1984, and, in connection therewith pursuant to the stock option agreement, issued to the Company his promissory note in the amount of $3,169,690, representing the exercise price in excess of the par value of the shares issued on exercise, which amount was paid in cash, and his promissory note in the amount of $2,339,998, representing the amount of tax required to be withheld in connection with such option exercise (collectively the "Stock Option Notes"). In November 2001, the Company, extended the maturity dates of the Stock Option Notes, which had originally been scheduled to mature in December

2001, by having Mr. Meyer deliver replacement promissory notes ("Replacement Notes") which mature in December 2006. The interest rate pertaining to both the Stock Option Notes and the Replacement Notes is the Applicable Federal Rate set by the Internal Revenue Service on the date of issue, and is 6.06% and 3.93% respectively. In addition, on January 5, 2004, Mr. Meyer exercised an option granted to him in 1995 in respect of 40,000 shares of Common Stock, and, in connection therewith, delivered to the Company 21,090 shares of Common Stock owned by him in satisfaction of the exercise price of $5,940,000 and the tax withholding obligations arising in connection with such exercise. Mr. Meyer also paid to the Company the aggregate amount of $781,490.90 representing all of the principal and interest outstanding pursuant to the long-term 9%, full recourse promissory notes delivered to the Company in connection with Mr. Meyer's purchase of shares of Series I Preferred Stock, Series II Preferred Stock and Series III Preferred Stock (collectively, the "Preferred Stock"). On April 7, 2004, the Company redeemed all of Mr. Meyer's Preferred Stock in accordance with their terms at a redemption price of $12,041,522.

         If Mr. Meyer had been terminated effective December 31, 2003 under circumstances which would have resulted in payment of the special severance detailed in the foregoing description of his agreement, the amount then payable to him would have been $32,937,600. Other than pursuant to the loans described above in connection with Mr. Meyer's securities and Mr. Berenson's arrangements, no executive named above is indebted to the Company for more than $60,000. Certain key employees of the Company, including the named executives and certain members of their immediate families ("Beneficiaries"), entered into the Voting Trust Agreement, as amended in 1987 and 1994, pursuant to which the Beneficiaries deposited and agreed to deposit the shares of Common Stock and Class B Stock owned or acquired by them into a voting trust. The trust terminated in accordance with its terms on March 21, 2004, and as such Mr. Meyer is no longer the Voting Trustee and may no longer be deemed to beneficially own, solely in his capacity as Voting Trustee, shares of Common Stock or Class B Stock that were deposited in the trust. The Company has entered into indemnification agreements with members of the Board of Directors and certain executive offices (including Messrs. Meyer and Felsher), providing, generally, for the fullest indemnification permitted by law.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table summarizes the aggregate fees billed by Ernst & Young LLP, the Company's independent auditor, for services rendered for the years ended December 31, 2003 and 2002.

                                                      2003           2002
                                                  -----------    ------------
Audit fees.....................................   $ 4,497,941    $  3,820,548
Audit related fees.............................       696,056         245,982
Tax fees.......................................     1,020,326       2,129,541
All other fees ................................        85,794          12,224
         TOTAL.................................   $ 6,300,118    $  6,208,295
                                                  -----------    ------------

         The amount shown for Audit fees includes professional services rendered for the audit by Ernst & Young, LLP of Company's annual financial statements for 2003 and 2002, and the reviews by Ernst & Young, LLP of the Company's financial statements included in its Quarterly Reports on Form 10-Q during 2003 and 2002, and Registration Statements on Form S-8.

         The amount shown for Audit related fees includes services related to employee benefit plan audits, review of inter-company processes and the issuance of Company debentures.

         The amount shown for Tax fees includes services related to professional services performed with respect to tax compliance, tax advice and tax planning services.

         The Audit Committee adopted a policy which sets forth the procedures and the conditions pursuant to which non-audit services proposed to be performed by Ernst & Young LLP may be pre-approved. Unless a type of service to be provided received general pre-approval pursuant to the policy, it will require specific pre-approval by the Audit Committee. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval by the Audit Committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      List the following documents filed as part of the report:

(3)      Exhibits:

                  31.03 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.04 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               GREY GLOBAL GROUP INC.
                                               (Registrant)

                                               By: /s/   STEVEN G. FELSHER
                                               ---------------------------
                                                   Steven G. Felsher
                                                   Vice Chairman,
                                                   Principal Financial Officer,
                                                   Secretary and Treasurer

                                               Dated: April 29, 2004