Form 10-Q
period 2004-03-31
GREY GLOBAL GROUP INC
filed 2004-05-07
CIK 43952

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

           FOR THE QUARTER ENDED MARCH 31, 2004

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

     As of April 30, 2004, the total number of shares outstanding of Registrant's Common Stock, par value $0.01 per share ("Common Stock"), was 1,145,280 and of Registrant's Limited Duration Class B Common Stock, par value $0.01 per share ("Class B Common Stock"), was 231,140.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31,    DECEMBER 31,
                                                                 2004        2003(A)
                                                              ----------   ------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)                      (UNAUDITED)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $  435,852    $  510,446
  Marketable securities.....................................         945           979
  Accounts receivable -- net of allowance for doubtful
    accounts of $22,762 in 2004 and $21,467 in 2003.........   1,283,152     1,250,241
  Expenditures billable to clients..........................     102,834        77,503
  Other current assets......................................     115,182       106,710
                                                              ----------    ----------
Total current assets........................................   1,937,965     1,945,879
Investments in and advances to nonconsolidated affiliated
  companies.................................................      17,046        16,899
Fixed assets -- at cost, less accumulated depreciation of
  $254,668 in 2004 and $246,455 in 2003.....................     142,431       140,687
Marketable securities.......................................       1,851         1,580
Goodwill....................................................     302,367       286,880
Other assets -- including loans to executive officers of
  $1,547 in 2004 and $5,047 in 2003.........................     137,058       133,537
                                                              ----------    ----------
Total assets................................................  $2,538,718    $2,525,462
                                                              ==========    ==========

                      LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $1,464,881    $1,472,944
  Notes payable to banks....................................      57,359        70,455
  Accrued expenses and other................................     339,030       325,115
  Income taxes payable......................................      14,625        21,238
  Redeemable preferred stock -- at redemption value; par
    value $0.01 per share; authorized 500,000 shares; issued
    and outstanding 30,000 shares in 2004 and 2003..........      12,042        12,042
                                                              ----------    ----------
Total current liabilities...................................   1,887,937     1,901,794
Other liabilities, including deferred compensation of
  $64,370 in 2004 and $61,318 in 2003.......................     104,274        92,271
Term loans..................................................     125,000       125,000
Contingent convertible subordinated debentures..............     150,000       150,000
Minority interest...........................................      14,305        14,438
Common stockholders' equity:
  Common Stock -- par value $0.01 per share; authorized
    50,000,000 shares; issued 1,286,636 shares in 2004 and
    1,284,493 shares in 2003................................          13            13
  Limited Duration Class B Common Stock -- par value $0.01
    per share; authorized 10,000,000 shares; issued 232,513
    shares in 2004 and 233,559 shares in 2003...............           2             2
  Paid-in additional capital................................      61,585        57,481
  Retained earnings.........................................     216,502       211,573
  Accumulated other comprehensive income:
    Cumulative translation adjustment.......................      20,285         7,042
                                                              ----------    ----------
  Total accumulated other comprehensive income..............      20,285         7,042
                                                              ----------    ----------
  Loans to officer used to purchase Common Stock and Limited
    Duration Class B Common Stock...........................      (4,726)       (4,726)
                                                              ----------    ----------
                                                                 293,661       271,385
  Less -- cost of 142,446 and 161,389 shares of Common Stock and 1,373 and 26,937 shares of Limited Duration Class B
    Common Stock held in treasury at March 31, 2004 and
    December 31, 2003, respectively.........................      36,459        29,426
                                                              ----------    ----------
Total common stockholders' equity...........................     257,202       241,959
                                                              ----------    ----------
Commitments and contingencies...............................          --            --
                                                              ----------    ----------
Total liabilities and common stockholders' equity...........  $2,538,718    $2,525,462
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

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                              -----------------------
                                                                 2004         2003
                                                              ----------   ----------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)                     (UNAUDITED)
Revenue.....................................................  $  343,870   $  297,643
Expenses:
  Salaries and employee related expenses....................     222,896      195,169
  Office and general expenses...............................     101,960       88,094
                                                              ----------   ----------
                                                                 324,856      283,263
                                                              ----------   ----------
Operating income............................................      19,014       14,380
  Interest expense..........................................      (5,653)      (4,046)
  Interest income...........................................       2,129          714
  Other income -- net.......................................         477           45
                                                              ----------   ----------
Income of consolidated companies before taxes on income.....      15,967       11,093
Provision for taxes on income...............................       8,143        5,214
                                                              ----------   ----------
Income of consolidated companies............................       7,824        5,879
Minority interest applicable to consolidated companies......      (1,774)        (997)
Equity in earnings of nonconsolidated affiliated
  companies.................................................         254          189
                                                              ----------   ----------
Net income..................................................  $    6,304   $    5,071
                                                              ==========   ==========
Net income applicable to common shareholders:
Net Income..................................................  $    6,304   $    5,071
Effect of dividend requirement and the change in redemption
  value of redeemable preferred stock.......................          --         (774)
                                                              ----------   ----------
Net income applicable to common shareholders................  $    6,304   $    4,297
                                                              ==========   ==========
Weighted average number of common shares outstanding
  Basic.....................................................   1,358,970    1,262,132
  Diluted...................................................   1,402,124    1,389,996
Earnings per common share
  Basic.....................................................  $     4.64   $     3.41
  Diluted...................................................  $     4.50   $     3.12
Dividends per common share..................................  $     1.00   $     1.00
                                                              ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)                    (UNAUDITED)
OPERATING ACTIVITIES
Net income..................................................  $  6,304    $  5,071
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
  Depreciation of fixed assets..............................     9,169      10,012
  Deferred compensation.....................................     2,799       2,080
  Amortization of restricted stock and stock options........       528         616
  Equity in earnings of non-consolidated affiliated
     companies, net of dividends received of $31 in 2004 and
     $122 in 2003...........................................      (223)        (67)
  Loss on the sale and write-down of investments and
     marketable securities..................................        11         161
  Minority interest applicable to consolidated companies....     1,774         997
  Deferred income taxes.....................................      (414)      1,001
  Changes in operating assets and liabilities...............   (66,520)    (52,040)
                                                              --------    --------
Net cash (used in) provided by operating activities.........   (46,572)    (32,169)
INVESTING ACTIVITIES
Purchases of fixed assets...................................    (7,118)     (5,555)
Trust fund deposits.........................................      (571)         --
Decrease (increase) in investments in and advances to
  nonconsolidated affiliated companies......................        76        (965)
Proceeds from the sale of marketable securities.............        --       4,184
Purchases of investment securities..........................        --        (154)
Increase in goodwill........................................    (1,378)     (8,883)
                                                              --------    --------
Net cash used in investing activities.......................    (8,991)    (11,373)
FINANCING ACTIVITIES
Repayments of short-term borrowings.........................   (15,920)     (6,966)
Cash dividends paid on common shares........................    (1,375)     (1,281)
Cash dividends paid on Redeemable Preferred Stock...........       (60)        (60)
Purchase of treasury stock..................................    (8,332)         --
Proceeds from exercise of stock options.....................       394         695
                                                              --------    --------
Net cash used in financing activities.......................   (25,293)     (7,612)
Effect of exchange rate changes on cash.....................     6,262       3,698
                                                              --------    --------
Decrease in cash and cash equivalents.......................   (74,594)    (47,456)
Cash and cash equivalents at beginning of period............   510,446     351,006
                                                              --------    --------
Cash and cash equivalents at end of period..................  $435,852    $303,550
                                                              ========    ========

     See accompanying notes to condensed consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1. The Condensed Consolidated Financial Statements have been prepared by the Company without audit as permitted by the Securities and Exchange Commission in accordance with generally accepted accounting principles in the United States for interim financial statements. The interim financial statements include all adjustments, which are of a normal recurring nature, that management considers necessary to present fairly the financial position and the results of operations for such periods. Reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified for comparability with current information.

     2. The financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 are unaudited. Certain of the Company's international operations are consolidated on an up to three month lag as permitted by accounting principles generally accepted in the United States. Material intercompany balances and transactions have been eliminated in consolidation.

     3. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

     4. The provision for taxes on income results in an effective tax rate that is greater than the Federal statutory rate principally due to state and local income taxes, and an overall effective foreign tax rate in excess of the Federal statutory rate.

     5. As of March 31, 2004 and December 31, 2003, the Company had outstanding 20,000 shares of Series I Preferred Stock, and 5,000 shares each of its Series II and Series III Preferred Stock (collectively, "Preferred Stock"). All of these shares were redeemed for cash in accordance with their terms on April 7, 2004 for the value of the shares shown on the balance sheets ($12.0 million) as at March 31, 2004 and December 31, 2003. The holder of the Preferred Stock was the Chairman and Chief Executive Officer of the Company. Each share of Preferred Stock was redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock (subject to certain adjustments) as at the year end prior to redemption, less a fixed discount established upon the issuance of the Preferred Stock. The holder of the Preferred Stock had been entitled to receive cumulative preferential dividends at the annual rate of $.25 per share, and to participate in dividends on one share of the Common Stock and one share of the Class B Common Stock to the extent such dividends exceed the per share preferential dividend (see note
15).

     6. The computation of basic earnings per common share for the quarter ended March 31, 2004 is based on net income and the weighted average number of common shares outstanding and, for diluted earnings per common share, includes adjustments for the effect of the assumed exercise of dilutive stock options and the effect of certain share grants pursuant to the Company's stock incentive plans.

     For the purpose of computing basic earnings per common share for the quarter ending March 31, 2003, the Company's net income was reduced by the increase in the redemption value of the Company's Preferred Stock, which was redeemed in accordance with its terms after December 31, 2003, the date at which the Preferred Stock was valued. For the purpose of computing diluted earnings per common share, net income was also adjusted by the interest savings, net of tax, on the assumed conversion of the Company's 8 1/2% Convertible Subordinated Debentures, which were converted on December 31, 2003.

     Shares issuable upon conversion of the Company's 5% Contingent Convertible Subordinated Debentures are excluded from the computation of diluted earnings per common share since the contingent conditions for conversion have not been met.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

     The following table shows the amounts affecting net income used in computing earnings per common share ("EPS") and the weighted average number of dilutive potential common shares:

                                                               FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                              -----------------------
                                                                 2004         2003
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)               ----------   ----------
BASIC EARNINGS PER
  COMMON SHARE
WEIGHTED AVERAGE NUMBER OF SHARES...........................   1,358,970    1,262,132
                                                              ----------   ----------
Net income(1)...............................................  $    6,304   $    5,071
Effect of dividend requirements and the change in redemption
  value of redeemable preferred stock.......................          --         (774)
                                                              ----------   ----------
NET EARNINGS USED IN COMPUTATION............................  $    6,304   $    4,297
                                                              ----------   ----------
PER SHARE AMOUNT............................................  $     4.64   $     3.41
                                                              ==========   ==========
  DILUTED EARNINGS PER
     COMMON SHARE
Weighted average number of shares used in the Basic EPS
  calculation...............................................   1,358,970    1,262,132
Net effect of dilutive stock options and stock incentive
  plans(2)..................................................      43,154       76,736
Assumed conversion of 8.5% convertible subordinated
  debentures................................................          --       51,128
                                                              ----------   ----------
ADJUSTED WEIGHTED AVERAGE NUMBER OF SHARES..................   1,402,124    1,389,996
                                                              ----------   ----------
Net earnings used in the Basic EPS calculation..............  $    6,304   $    4,297
8.5% convertible subordinated debentures interest, net of
  income tax effect.........................................          --           36
                                                              ----------   ----------
NET EARNINGS USED IN COMPUTATION............................  $    6,304   $    4,333
                                                              ----------   ----------
PER SHARE AMOUNT............................................  $     4.50   $     3.12
                                                              ==========   ==========

---------------

(1) For the three months ended March 31, 2004, dividends on the Preferred Stock were treated as interest expense.

(2) Includes 14,877 and 17,938 shares expected to be issued pursuant to the Senior Management Incentive Plan for the purpose of computing EPS for the three months ended March 31, 2004 and 2003, respectively.

     7. During the first quarter of 2004 and 2003, total comprehensive income amounted to $19.6 million and $15.6 million, respectively. The difference between net income and total comprehensive income is the result of the change in the translated value of the net assets of the Company's international operations, principally, due to the change in value of the United States dollar versus other currencies.

     8. The Company is not engaged in more than one industry segment. The Company evaluates performance by geographic region based on income or loss before income taxes. Commissions and fees, operating income, and income (loss) of consolidated companies before taxes on income for the three months ended

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

March 31, 2004 and 2003, and related identifiable assets at March 31, 2004 and December 31, 2003 are summarized below according to geographic region:

                                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                 -----------------------------------------------------------------------------------------------
                                                                                       ASIA/LATIN
                                     NORTH AMERICA               EUROPE                  AMERICA              CONSOLIDATED
                                 ---------------------   -----------------------   -------------------   -----------------------
                                   2004        2003         2004         2003        2004       2003        2004         2003
(IN THOUSANDS, EXCEPT SHARE AND  --------   ----------   ----------   ----------   --------   --------   ----------   ----------
PER SHARE DATA)
Commissions and fees...........  $143,455   $  130,479   $  166,822   $  137,746   $ 33,593   $ 29,418   $  343,870   $  297,643
                                 --------   ----------   ----------   ----------   --------   --------   ----------   ----------
Operating income (loss)........     9,902        8,730        9,776        6,042       (665)      (392)      19,014       14,380
                                 --------   ----------   ----------   ----------   --------   --------   ----------   ----------
Income (loss) of consolidated
  companies before taxes on
  income.......................     5,195        7,028       11,537        4,526       (765)      (461)      15,967       11,093
                                 --------   ----------   ----------   ----------   --------   --------   ----------   ----------
Identifiable Assets............   911,353    1,036,831    1,388,362    1,246,617    221,955    225,115    2,521,669    2,508,563
                                 ========   ==========   ==========   ==========   ========   ========
Investments in and advances to
  non-consolidated affiliated
  companies....................                                                                              17,046       16,899
                                                                                                         ----------   ----------
                                                                                                          2,538,718   $2,525,462
                                                                                                         ==========   ==========

     Commissions and fees from the United States amounted to, approximately, 93.0% and 94.2% of the North American total for the three months ended March 31, 2004 and 2003, respectively.

     9. In December 2002, the Financial Accounting Standard Board, issued Statement of Financial Accounting Standards No. 148 ("FAS 148"), Accounting for Stock-Based Compensation -- Transition and Disclosure which amends Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock-Based Compensation. FAS 148 provides alternative methods of transition to FAS 123's fair value method of accounting for stock-based employee compensation and amends the disclosure provisions of FAS 123. The Company adopted FAS 123 effective January 1, 2003, using the prospective method and expenses stock options issued after January 1, 2003 using the fair value method as provided for in FAS 148. There were 1,500 options granted in the first quarter of 2004. Options were not granted in the first quarter 2003. Under FAS 123 the compensation expense for the three months ended March 31, 2004 was $16,000.

     Pro forma information regarding net income and earnings per common share has been determined as if the Company had accounted for its employee stock options under the fair value method for all periods presented. The approximate fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted average assumptions for the period ending March 31, 2004: risk-free interest rates of 4.96%; dividend yields of 0.60%; volatility factors of the expected market price of the Company's Common Stock of 0.30; and a weighted-average expected life for the options of 7.0 years.

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

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2004     2003
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)               ------   ------
Net Income (as reported)....................................  $6,304   $5,071
Add: Stock-based employee compensation expense included in
  reported net income, net of related tax effects...........     259      326
(Less): Total stock-based employee compensation expense
  determined under fair value based method, net of related
  tax effects...............................................    (409)    (514)
                                                              ------   ------
Pro forma net income........................................  $6,154   $4,883
Earnings per common share:
  Basic -- as reported......................................  $ 4.64   $ 3.41
  Basic -- pro forma........................................  $ 4.53   $ 3.26
  Diluted -- as reported....................................  $ 4.50   $ 3.12
  Diluted -- pro forma......................................  $ 4.39   $ 2.99

     10. The Company estimates that it will be required to make future payments to acquire additional shares of subsidiary companies or to complete earn-out agreements (collectively, "Agreements") pursuant to certain acquisition arrangements not reflected as liabilities on its consolidated balance sheet of approximately $55.0 million. Of such amount, 38% is estimated to be paid over the period from 2004 through 2007 and the remainder to be paid from 2008 and beyond. The foregoing information is estimated and the actual payments made will be dependent on future events primarily related to the attainment of earnings goals, specified operating margins and revenue targets or a combination thereof in respect of a number of subject companies. Other factors which must be considered in making the estimate include the fulfillment and amendment of certain contractual obligations by third parties, the movement of exchange rates, the timing of when the Company or other parties choose to exercise certain contractual rights and other variables.

     Many of the Agreements do not provide for maximum or minimum amounts payable. Therefore, there is no definitive range of the amounts payable in the future. The estimated amounts payable were computed using assumptions as to earnings bases, dividend rates, earnings growth rates and other factors deemed to be reasonable for the underlying situations. If the Company were to increase the earnings assumptions used in estimating the amounts payable uniformly by 10%, the estimated amounts payable would increase to $65.6 million; if the earnings assumptions were decreased uniformly by 10%, the estimated amounts payable would decrease to $44.4 million.

     11. The Company assesses the fair value and recoverability of intangible assets, primarily goodwill, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As part of the annual evaluation, the fair value of the business units, on the regional levels of North America and Europe, is compared to the carrying value of those business units. For the purposes of the analysis, Asian and Latin American business units are combined with the respective North American and European regions reflecting the fact that investments in the Asian and Latin American regions are principally needed to support multi-national clients in North America and Europe. If impairment is indicated, the excess of the carrying value of the goodwill over fair value of the business units is written-off. The Company completed its annual impairment test of goodwill and intangible assets with indefinite lives as of March 31, 2004, and no impairment was identified nor were there impairment indicators subsequent to March 31, 2004.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

     12. A significant part of the Company's business involves the purchase of media time and space in many markets from various media suppliers. Consistent with industry practices, in a number of countries, the Company, from time to time, directly or through a local media buying operation, is required to guarantee payment to the media suppliers in the form of performance bonds, letters of credit or other similar financial instruments which relate to liabilities shown in the Accounts Payable section of the Condensed Consolidated Balance Sheet. The utilization of these instruments may at times absorb some of the Company's credit capacity. In addition, from time to time, the Company may guarantee certain financial and other obligations of its consolidated subsidiaries.

     13. On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("FAS 150"). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer, and have characteristics of both liabilities and equity. FAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments. Effective July 1, 2003, the Company's redeemable Preferred Stock has been classified as a liability. Additionally, thereafter in 2003, the change in the redemption value of the Company's redeemable Preferred Stock and dividend payments to the preferred shareholder which previously had been recorded as changes in Retained Earnings were recorded as increases in interest expense. The adoption of FAS 150 did not have an effect on EPS. As noted above, the Company redeemed the Preferred Stock on April 7, 2004.

     14. In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" an Interpretation of ARB No. 51 ("FIN 46"), which requires variable interest entities (often referred to as special purpose entities or SPEs) to be consolidated if certain criteria are met. FIN 46 was effective as of January 31, 2003 for variable interest entities created after that date and other variable interest entities in the first quarter of 2004. The adoption of FIN 46 did not have any impact on the Company's consolidated financial statements.

     15. On January 5, 2004, Edward H. Meyer, the Company's Chairman and Chief Executive Officer, exercised non-qualified stock options (the "Options") to purchase 40,000 shares of Common Stock at an aggregate exercise price of $5.94 million (or $148.50 per share). The Options, which had been issued in 1995 pursuant to the Company's 1994 Stock Incentive Plan (the "Plan"), were set to expire on January 5, 2004. In accordance with the terms of the Plan, Mr. Meyer elected to pay the exercise price through delivery to the Company of 8,774 shares, based on the $677 per share closing price on January 5, 2004. Mr. Meyer also delivered to the Company 12,316 shares of Common Stock in satisfaction of tax withholding obligations, based on the $676.51 per share price as determined in accordance with applicable tax regulations.

     16. The Company recognized a $6.1 million loss on the sale of a subsidiary at its Scandinavian operation in the first quarter of 2004. The Company believes it has no continuing liability that will have a material impact on the financial statements.

     17. On April 7, 2004, the Company redeemed, in accordance with their terms, all of the outstanding shares of the Company's Series I Preferred Stock, Series II Preferred Stock and Series III Preferred Stock. The Preferred Stock, which was originally issued over 20 years ago pursuant to the Company's Book Value Preferred Stock Plan, was owned by Mr. Edward H. Meyer, the Company's Chairman and Chief Executive Officer. The redemption price paid of $12.0 million was paid in cash. On April 7, 2004, Mr. Meyer repaid in full $0.8 million of certain promissory notes provided to the Company by Mr. Meyer at the time the Preferred Stock was originally acquired.

                                     PART I

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS

ITEM 2.  RESULTS OF OPERATIONS

  FIRST QUARTER ENDED 2004 COMPARED TO FIRST QUARTER ENDED 2003

  Overview

     Grey ranks among the largest global communications companies in the world. Grey operates business units in many communications disciplines including general advertising, public relation/public affairs, direct marketing, internet communications, healthcare marketing, brand strategy and design, and on-line and off-line media services. Frequently, our clients use a number of our business units.

     In the first quarter of 2004, revenue grew by 15.5%, income of consolidate companies before taxes ("pre-tax profit") grew by 43.9% and net income increased by 24.3% over the first quarter of 2003. These improved results are primarily attributable to increased profitability in Europe even after a continuation of large losses at the Company's Scandinavian operations

     Liquidity is strong with continued high cash and cash equivalents balances.

  Revenue

     The following chart shows the breakdown of the Company's revenue in the first quarter of 2004 and 2003 by area:

                                                     2004                    2003
                                             ---------------------   ---------------------
                                                        PERCENTAGE              PERCENTAGE
                                              AMOUNT     OF TOTAL     AMOUNT     OF TOTAL
(IN THOUSANDS, EXCEPT PERCENTAGE DATA)       --------   ----------   --------   ----------
Revenue from:
  North American operations................  $143,455      41.7%     $130,480      43.8%
                                             --------     -----      --------     -----
  Non-North American operations
     ("international"):
       Europe..............................   166,822      48.5%      137,746      46.3%
       Asia/Latin America..................    33,593       9.8%       29,417       9.9%
                                             --------     -----      --------     -----
     Total International operations........   200,415      58.3%      167,163      56.2%
                                             --------     -----      --------     -----
Total Revenue..............................  $343,870     100.0%     $297,643     100.0%
                                             --------     -----      --------     -----

     International operations contributed a greater percentage of the Company's revenue in the first quarter of 2004 than the corresponding quarter in the previous year because of the continuing strengthening of Grey foreign currencies against the United States dollar; the impact of exchange rate movements is summarized in the next chart:

                                                                  2004 VS. 2003
                                                        ---------------------------------
                                                                 NON-EXCHANGE    EXCHANGE
                                                        TOTAL    RATE IMPACTED     RATE
                                                        GROWTH      GROWTH        IMPACT
                                                        ------   -------------   --------
Revenue from:
  North American operations...........................    9.9%        9.0%          0.9%
  International operations:
     Europe...........................................   21.1%        5.1%         16.0%
     Asia/Latin America...............................   14.2%        5.9%          8.3%
  Total International operations......................   19.9%        5.2%         14.7%
Total Revenue.........................................   15.5%        6.8%          8.7%

     Revenue increased 15.5%, or $46.2 million, during the first quarter of 2004 when compared to the same period in 2003. Revenue at the Company's international operations grew by $33.3 million, of which $25.8 million was due to the weakening of the dollar against selected foreign, principally European, currencies. In the first quarter of 2004, revenue in North America increased 9.9% versus the respective prior period primarily from increased business from existing clients.

  Expenses

     Salaries and employee related expenses increased 14.2% in the first quarter of 2004 as compared to the same period in 2003. Of the increase, 8.2% was attributable to exchange rate movements. The increase is generally in line with the increase in revenue.

     Office and general expenses increased 15.7% in the first quarter of 2004, as compared to the first quarter of the prior year. Absent the impact of exchange rates, office and general expenses were up 7.0%. The increase includes a loss of $6.1 million related to the sale of a majority-owned subsidiary of the Company's Scandinavian operations.

                                                                             PERCENTAGE
                                                          2004      2003       CHANGE
(IN THOUSANDS, EXCEPT PERCENTAGE DATA)                  --------   -------   ----------
Expenses:
  Salaries and employee related expenses..............  $222,896   195,169      14.2%
  Office and general expenses.........................   101,960    88,094      15.7%
                                                        --------   -------      ----
Total expenses........................................  $324,856   283,263      14.7%
                                                        --------   -------      ----

     Inflation did not have a material effect on gross income or expenses during 2004 or 2003.

  Other Income/Expense

     Other Income/Expense for 2004 compared to 2003 is set forth below:

                                                                             PERCENTAGE
                                                          2004      2003       CHANGE
(IN THOUSANDS, EXCEPT PERCENTAGE DATA)                   ------    ------    ----------
Interest expense.......................................  (5,653)   (4,046)      39.7%
Interest income........................................   2,129       714      198.2%
Other income/expense -- net............................     477        45      960.0%

     Interest expense increased because of the impact of the issuance in the fourth quarter of 2003 of the Company's 5% Contingent Convertible Subordinated Debentures ("Convertible Debentures"). Interest income increased because of higher invested cash balances.

  Pre-tax Profit

     The Company's pre-tax profit rose by $4.9 million (up 43.9%) from the first quarter of 2003. Pre-tax profit in North America decreased because of the higher interest costs associated with the Convertible Debentures which offset a 21.2% increase in operating income.

     The pre-tax profit from the Company's European operations for the first quarter of 2004 was up over 2.5 times. This result was achieved despite a loss of $6.1 million recognized in the quarter on the sale of a subsidiary at the Company's Scandinavian operation. This subsidiary, and another Scandinavian subsidiary which was sold and for which a loss was taken in 2003, had period losses of $1.1 million in the three months ended March 31, 2004 versus $0.5 million in the first quarter of 2003; the Company anticipates incurring no further losses from these business units. Overall, the Company's Scandinavian operations had a loss of $8.9 million (absent exchange rate movements of $7.2 million) for the first quarter in 2004, as compared to a $2.6 million pre-tax loss incurred in the corresponding period in 2003. The pre-tax loss incurred in Scandinavia reflects the extensive steps the Company has taken to remediate its operations there.

  Taxes

     The effective tax rate is 51.0% for the first quarter of 2004 versus 47% in the same period in 2003. The increase is due principally to losses incurred in Scandinavia for which no tax benefit is recorded.

  Minority Interest/Equity Accounting

     Minority interest applicable to consolidated companies increased by $0.8 million and equity in earnings of nonconsolidated affiliated companies increased by $65,000 during the first quarter of 2004 as compared to the respective prior period. The fluctuations were primarily due to changes in the level of profits of the Company's majority-owned companies and nonconsolidated affiliated companies.

  Net Income/EPS

     Net income was $6.3 million in the first quarter of 2004 as compared to net income of $5.1 million in the respective prior period, an increase of 24.3%. Currency movements account for approximately $0.2 million of the increase in net income for the quarter. Diluted earnings per share increased by 44.2% to $4.50 per share as against $3.12 per share. Diluted earnings per share increased at a greater percentage rate than the increase in net income because increases in the value of the Preferred Stock reduced the earnings used for the determination of earnings per share calculations in 2003; the Preferred Stock was redeemed in April 2004 and there was no such reduction in earnings used for the determination of earnings per share calculations for the first quarter 2004. The Company's Preferred Stock was redeemed on April 7, 2004 and its value was fixed as of December 31, 2003. In the first quarter of 2003, the portion of the net income available to the Preferred Shares was $0.8 million dollars.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased by $74.6 million from $510.4 million at December 31, 2003 to $435.8 million at March 31, 2004. The working capital remained relatively constant at $50.0 million at March 31, 2004, versus $44.1 million at December 31, 2003. The decrease in cash and cash equivalents is, primarily, attributable to the timing of collections of accounts receivable and billing of expenses to clients versus payments to trade vendors.

     The Company had available $110.0 million under an annual revolving credit facility from a syndicate of JP Morgan Chase Bank, HSBC Bank USA, Fleet National Bank, Barclays Bank PLC, North Fork Bank and City National Bank at March 31, 2004 and December 31, 2003. This line of credit was not utilized during the quarter. A portion of the line can be borrowed in certain foreign currencies and used by the Company's international operations. Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. There was $57.4 million and $70.5 million outstanding at March 31, 2004 and December 31, 2003, respectively under these facilities. The changes in the level of short-term borrowing and bank overdrafts are primarily due to the timing differences on payments to media and other vendors.

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

     In October 2003, the Company sold $150 million principal amount of its 5.0% Contingent Convertible Subordinated Debentures, due 2033 ("Debentures"). The Debentures are convertible in shares of the Common Stock at an initial conversion price of $961.20 per share provided that any one of several contingencies are met, including that the Common Stock trades above $1,153.44 for specified periods of time.

     The loans and the availability of the Company's committed lines of credit contain certain covenants related to the Company's capital, debt load and cash flow. As of March 31, 2004 and December 31, 2003, the Company was in compliance with these covenants.

     On January 5, 2004, Edward H. Meyer, the Company's Chairman and Chief Executive Officer, exercised non-qualified stock options (the "Options") to purchase 40,000 shares of Common Stock at an aggregate exercise price of $5.94 million (or $148.50 per share). The Options, which had been issued in 1995 pursuant to the Company's 1994 Stock Incentive Plan (the "Plan"), were set to expire on January 5, 2004. In accordance with the terms of the Plan, Mr. Meyer elected to pay the exercise price through delivery to the Company of 8,774 shares, based on the $677 per share closing price on January 5, 2004. Mr. Meyer also delivered to the Company 12,316 shares of Common Stock in satisfaction of tax withholding obligations, based on the $676.51 per share price as determined in accordance with applicable tax regulations.

  SUMMARY OF SIGNIFICANT CONTRACTUAL OBLIGATIONS

                                                     PAYMENTS DUE BY PERIOD AS OF DECEMBER 31, 2003
                                             --------------------------------------------------------------
                                                                                        2009 AND
NOT INCLUDED ON THE BALANCE SHEET              2004     2005    2006    2007    2008     BEYOND     TOTAL
---------------------------------            --------   -----   -----   -----   -----   --------   --------
(IN THOUSANDS)
Media and production commitments...........  $1,090.8   $  --   $  --   $  --   $  --    $  --     $1,090.8
Acquisition agreements.....................       4.0     4.7    10.8     1.4     2.7     30.7         54.3
Operating leases...........................      76.1    68.2    58.2    53.7    49.2     57.9        363.3
                                             --------   -----   -----   -----   -----    -----     --------
  Total....................................  $1,170.9   $72.9   $69.0   $55.1   $51.9    $88.6     $1,508.4
                                             ========   =====   =====   =====   =====    =====     ========

                                                PAYMENTS DUE BY PERIOD AS OF DECEMBER 31, 2003
                                               -------------------------------------------------
                                                                               2009 AND
LONG TERM LIABILITIES                          2005    2006    2007    2008     BEYOND    TOTAL
---------------------                          -----   -----   -----   -----   --------   ------
(IN THOUSANDS)
Long term debt...............................  $  --   $25.0   $50.0   $25.0    $175.0    $275.0
Deferred compensation........................   15.7     3.1    41.7     5.5      17.5      83.5
Capital leases...............................    3.0     0.4     0.1     0.1       0.1       3.7
Other........................................    1.8     0.2     0.1     0.1        --       2.2
                                               -----   -----   -----   -----    ------    ------
  Total......................................  $20.5   $28.7   $91.9   $30.7    $192.6    $364.4
                                               =====   =====   =====   =====    ======    ======

     As at March 31, 2004, there had been no material change to the contractual obligations set forth in the table except for media commitments which can fluctuate by material amounts in the ordinary course of business. The media commitments listed above decreased significantly in the quarter ended March 31, 2004 as a result of the seasonality of media purchasing patterns and related billings in the normal course of business.

     The Company makes commitments when it purchases media time and space from various media suppliers on behalf of its clients. The liability for the media is generally recorded on the Company's balance sheet when the client is billed, usually in the month that the underlying advertising appears. As part of the general practice in the industry, the Company frequently is required to reserve, or commit to purchase, media time and space with the media suppliers well before a commercial is aired or a publication reaches the market. The duration of these commitments vary depending on the type of media purchased and the terms of the particular purchase. The duration of any commitment may be as short as a few days or as long as a year. These commitments are only entered following the specific authorization of clients who, in turn, commit to reimburse the Company. In practice, clients fulfill their commitments to the Company enabling it, in turn, to fulfill its commitments. There are, however, instances where a client may seek to alter its commitments to purchase media. It is general industry practice that media suppliers seek to accommodate the client's wishes, in part, because the media suppliers wish to maintain good, on-going relations with important clients, such as the Company represents, and large buyers of media like the Company.

     At December 31, 2003, the amount of Company's media commitments not recorded on its balance sheet was $1,048.7 million, of which $357.0 million was, as of that date, cancelable by the terms of those commitments. The Company guards against loss in respect of its media commitments in various ways. The Company considers the credit-worthiness of its clients and sets relevant terms of business appropriately, and may purchase credit insurance in certain instances. In certain markets, the Company is also protected in respect of its commitments if a client does not fulfill its underlying obligations by the rule of sequential liability, which generally provides that a buyer of media is not required to pay a media supplier unless such buyer has been paid by its client.

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

     The Company assesses the fair value and recoverability of intangible assets, almost exclusively goodwill, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. When assessing potential impairment of goodwill, the fair value of all business units at the regional levels of North America and Europe is compared to the carrying value of those business units. For the purposes of the analysis, Asian and Latin American business units are combined with the respective North American and European regions reflecting the fact that investments in the Asian and Latin American regions are principally needed to support multi-national clients serviced in North America and Europe. If impairment is indicated, the excess of the carrying value of the goodwill over fair value of the business units is written-off. The Company completed its annual impairment test of goodwill and intangible assets with indefinite lives as of March 31, 2004, and no impairment was identified, nor were there any impairment indicators subsequent to March 31, 2004.

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

  DEFERRED TAXES

     The Company recognizes deferred taxes based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The net deferred tax assets are reviewed regularly for recoverability and a valuation allowance is established, based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. At March 31, 2004 and December 31, 2003, the Company had $54.1 million and $53.7 million, respectively, of deferred tax assets net of a valuation reserve of $28.1 million, in 2004 and $25.4 million in 2003, which it believes to be appropriate.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's results may be affected by currency exchange rate fluctuations given the Company's extensive international operations. Generally, the foreign currency exchange risk is limited to net income of each operation because the Company's revenue and expenses by country are almost exclusively denominated in the local currency of each respective country with both revenue and expense items matched.

     Occasionally, the Company enters into foreign currency contracts for known cash flows related to repatriation of earnings from its international subsidiaries or identified liabilities in foreign currencies. The term of each such foreign currency contract entered into in 2004 and 2003 was for less than three months and the amount open at March 31, 2004 and December 31, 2003 was not material. At March 31, 2004 and December 31, 2003, there were no foreign currency contracts open. The Company had no derivative contracts outstanding at March 31, 2004 or December 31, 2003, respectively. The Company has investments in private equity securities, corporate bonds and equity securities that may be subject to changes in general economic conditions and fluctuations in interest rates. Excess funds are generally invested in short term liquid securities and money market funds.

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

                                    PART II

                               OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

                                                                         (C)TOTAL NUMBER OF     (D)MAXIMUM NUMBER
                                                                         SHARES (OR UNITS)    (OR APPROXIMATE DOLLAR
                                                            (B)AVERAGE   PURCHASED AS PART     VALUE) OF SHARES (OR
                                       (A)TOTAL NUMBER OF   PRICE PAID      OF PUBLICLY       UNITS) THAT MAY YET BE
                                       SHARES (OR UNITS)    PER SHARE    ANNOUNCED PLANS OR    PURCHASED UNDER THE
SECURITY                   PERIOD          PURCHASED        (OR UNIT)         PROGRAMS          PLANS OR PROGRAMS
--------               --------------  ------------------   ----------   ------------------   ----------------------
Common Stock.........  Quarter ended         21,090          $676.71           - 0 -                     --
                       March 31, 2004
Total................                        21,090(1)       $676.71           - 0 -                     --

---------------

(1) On January 5, 2004, Edward H. Meyer, the Company's Chairman and Chief Executive Officer, exercised non-qualified stock options (the "Options") to purchase 40,000 shares of Common Stock at an aggregate exercise price of $5,940,000 (or $148.50 per share). The Options, which had been issued in 1995 pursuant to the Company's 1994 Stock Incentive Plan (the "Plan"), were set to expire on January 5, 2004. In accordance with the terms of the Plan, Mr. Meyer elected to pay the exercise price through delivery to the Company of 8,774 shares, based on the $677 per share closing price on January 5, 2004. Mr. Meyer also delivered to the Company 12,316 shares of Common Stock in satisfaction of tax withholding obligations, based on the $676.51 per share price as determined in accordance with applicable tax regulations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: Reference is made to the Index annexed hereto and made a part hereof.

         Reports on Form 8-K:
         The Company filed a report on Form 8-K, dated January 8, 2004, reporting Item 5, "Other Events".

         The Company filed a report on Form 8-K, dated February 27, 2004, reporting Items 5, 9 and 12, "Other Events", "Regulation FD Disclosure" and "Disclosure of Results of Operations and Financial Condition", respectively.

         The Company filed a report on Form 8-K, dated March 2, 2004, reporting Items 9 and 12, "Regulation FD Disclosure" and "Disclosure of Results of Operations and Financial Condition", respectively.

         The Company filed a report on Form 8-K, dated April 9, 2004, reporting
         Item 5, "Other Events".

         The Company filed a report on Form 8-K, dated April 19, 2004, reporting
         Item 5, "Other Events".

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GREY GLOBAL GROUP INC.
                                          (REGISTRANT)

                                          By:     /s/ STEVEN G. FELSHER
                                            ------------------------------------
                                                     Steven G. Felsher,
                                               Vice Chairman, Chief Financial
                                                           Officer,
                                                  Secretary and Treasurer
                                                 (Duly Authorized Officer)

Dated: May 10, 2004

                                          By:    /s/ LESTER M. FEINTUCK
                                            ------------------------------------
                                                    Lester M. Feintuck,
                                                   Senior Vice President,
                                              Chief Financial Officer -- U.S.,
                                                          Controller
                                                 (Chief Accounting Officer)

Dated: May 10, 2004

                               INDEX TO EXHIBITS

 NUMBER ASSIGNED TO
EXHIBIT (I.E. 601 OF                    TABLE OF ITEM 601 EXHIBITS
  REGULATION S-K)                        DESCRIPTION OF EXHIBITS
--------------------                    --------------------------
        31.1           Certification of Chief Executive Officer pursuant to section
                       302 of the Sarbanes-Oxley Act of 2002
        31.2           Certification of Chief Financial Officer pursuant to Section
                       302 of the Sarbanes-Oxley Act of 2002
        32.0           Certification of CEO and CFO Pursuant to 18 U.S.C. Section
                       1350, as Adopted Pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002