Form 10-Q
period 2004-06-30
GREY GLOBAL GROUP INC
filed 2004-08-09
CIK 43952

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

           FOR THE QUARTER ENDED JUNE 30, 2004

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-7898

                             GREY GLOBAL GROUP INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      13-0802840
         (State or other jurisdiction                          (IRS Employer
      of incorporation or organization)                    Identification Number)

              777 THIRD AVENUE,                                    10017
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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in rule 12b-2 of the Securities Exchange Act of 1934) [X] Yes     [ ] No

     As of July 31, 2004, the total number of shares outstanding of Registrant's Common Stock, par value $0.01 per share ("Common Stock"), was 1,159,665 and of Registrant's Limited Duration Class B Common Stock, par value $0.01 per share ("Class B Common Stock"), was 231,065.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             GREY GLOBAL GROUP INC.

                     AND CONSOLIDATED SUBSIDIARY COMPANIES

                                     INDEX

                                                              PAGE NO.
                                                              --------
Financial Statements:
  Condensed Consolidated Balance Sheets.....................      2
  Condensed Consolidated Statements of Operations...........      3
  Condensed Consolidated Statements of Cash Flows...........      4
  Notes to Condensed Consolidated Financial Statements......      5
Management's Discussion and Analysis of Financial Condition
  and Results of Operations.................................     11
Other Information...........................................     20
Signatures..................................................     21
Index to Exhibits...........................................     22

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,    DECEMBER 31,
                                                                 2004        2003(A)
                                                              ----------   ------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)                      (UNAUDITED)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $  492,771    $  510,446
  Marketable securities.....................................       1,105           979
  Accounts receivable-net of allowance for doubtful accounts
    of $23,066 in 2004 and $21,467 in 2003..................   1,278,063     1,250,241
  Expenditures billable to clients..........................     126,370        77,503
  Other current assets......................................     108,784       106,710
                                                              ----------    ----------
Total current assets........................................   2,007,093     1,945,879
Investments in and advances to nonconsolidated affiliated
  companies.................................................      16,018        16,899
Fixed assets-at cost, less accumulated depreciation of
  $256,925 in 2004 and $246,455 in 2003.....................     140,406       140,687
Marketable securities.......................................       1,265         1,580
Goodwill....................................................     302,048       286,880
Other assets-including loans to executive officers of $784
  in 2004 and $5,047 in 2003................................     159,071       133,537
                                                              ----------    ----------
Total assets................................................  $2,625,901    $2,525,462
                                                              ==========    ==========

                      LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $1,566,107    $1,472,944
  Notes payable to banks....................................      45,925        70,455
  Accrued expenses and other................................     330,884       325,115
  Income taxes payable......................................      18,400        21,238
  Redeemable preferred stock-at redemption value; par value
    $0.01 per share; authorized 500,000 shares; issued and
    outstanding 30,000 shares in 2003.......................          --        12,042
                                                              ----------    ----------
Total current liabilities...................................   1,961,316     1,901,794
Other liabilities, including deferred compensation of
  $68,309 in 2004 and $61,318 in 2003.......................     108,643        92,271
Term loans..................................................     125,000       125,000
Contingent convertible subordinated debentures..............     150,000       150,000
Minority interest...........................................      13,949        14,438
Common stockholders' equity:
  Common Stock- par value $0.01 per share; authorized
    50,000,000 shares; issued 1,295,223 shares in 2004 and
    1,284,493 shares in 2003................................          13            13
  Limited Duration Class B Common Stock-par value $0.01 per
    share; authorized 10,000,000 shares; issued 232,491
    shares in 2004 and 233,559 shares in 2003...............           2             2
  Paid-in additional capital................................      64,345        57,481
  Retained earnings.........................................     225,890       211,573
  Accumulated other comprehensive income:
    Cumulative translation adjustment.......................      17,434         7,042
                                                              ----------    ----------
  Total accumulated other comprehensive income..............      17,434         7,042
                                                              ----------    ----------
  Loans to officer used to purchase Common Stock and Limited
    Duration Class B Common Stock...........................      (4,726)       (4,726)
                                                              ----------    ----------
                                                                 302,958       271,385
  Less -- cost of 141,189 and 161,389 shares of Common Stock and 1,373 and 1,373 shares of Limited Duration Class B
    Common Stock held in treasury at June 30, 2004 and
    December 31, 2003, respectively.........................      35,965        29,426
                                                              ----------    ----------
Total common stockholders' equity...........................     266,993       241,959
                                                              ----------    ----------
Commitments and contingencies...............................          --            --
                                                              ----------    ----------
Total liabilities and common stockholders' equity...........  $2,625,901    $2,525,462
                                                              ==========    ==========

---------------

(A) The condensed consolidated balance sheet has been derived from the audited financial statements at that date.

     See accompanying notes to condensed consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                     ENDED JUNE 30,            ENDED JUNE 30,
                                                 -----------------------   -----------------------
                                                    2004         2003         2004         2003
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)  ----------   ----------   ----------   ----------
Revenue.......................................   $  364,014   $  319,946   $  707,884   $  617,589
Expenses:
  Salaries and employee related expenses......      239,397      217,692      462,293      412,861
  Office and general expenses.................       97,438       92,468      199,398      180,562
                                                 ----------   ----------   ----------   ----------
                                                    336,835      310,160      661,691      593,423
                                                 ----------   ----------   ----------   ----------
Operating income..............................       27,179        9,786       46,193       24,166
  Interest expense............................       (5,519)      (3,324)     (11,172)      (7,370)
  Interest income.............................        1,739        2,657        3,868        3,371
  Other income -- net.........................         (642)       3,028         (165)       3,073
                                                 ----------   ----------   ----------   ----------
Income of consolidated companies before taxes
  on income...................................       22,757       12,147       38,724       23,240
Provision for taxes on income.................       11,219        6,174       19,362       11,388
                                                 ----------   ----------   ----------   ----------
Income of consolidated companies..............       11,538        5,973       19,362       11,852
Minority interest applicable to consolidated
  companies...................................       (1,025)      (1,455)      (2,799)      (2,452)
Equity in earnings of nonconsolidated
  affiliated companies........................          254          226          508          415
                                                 ----------   ----------   ----------   ----------
Net income....................................   $   10,767   $    4,744   $   17,071   $    9,815
                                                 ==========   ==========   ==========   ==========
Net income applicable to common shareholders:
Net Income....................................   $   10,767   $    4,744   $   17,071   $    9,815
Effect of dividend requirement and the change
  in redemption value of redeemable preferred
  stock.......................................           --         (505)          --       (1,278)
                                                 ----------   ----------   ----------   ----------
Net income applicable to common shareholders...  $   10,767   $    4,239   $   17,071   $    8,537
                                                 ==========   ==========   ==========   ==========
Weighted average number of common shares
  outstanding
  Basic.......................................    1,364,288    1,274,154    1,361,629    1,268,177
  Diluted.....................................    1,412,599    1,394,287    1,408,229    1,391,623
Earnings per common share
  Basic.......................................   $     7.89   $     3.33   $    12.54   $     6.73
  Diluted.....................................   $     7.62   $     3.07   $    12.12   $     6.19
Dividends per common share....................   $     1.00   $     1.00   $     2.00   $     2.00
                                                 ==========   ==========   ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              FOR THE SIX MONTHS
                                                                ENDED JUNE 30,
                                                              -------------------
                                                                2004       2003
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)               --------   --------
OPERATING ACTIVITIES
Net income..................................................  $ 17,071   $  9,815
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
  Depreciation of fixed assets..............................    19,990     20,154
  Deferred compensation.....................................     7,491      8,256
  Amortization of restricted stock and stock options........     1,121      1,202
  Stock option expense......................................        33         --
  Equity in earnings of non-consolidated affiliated
     companies, net of dividends received of $192 in 2004
     and $122 in 2003.......................................      (316)      (210)
  Loss on the sale and write-down of investments and
     marketable securities..................................       131        119
  Minority interest applicable to consolidated companies....     2,799      2,452
  Deferred income taxes.....................................    11,128      2,002
  Changes in operating assets and liabilities...............       647   (148,019)
                                                              --------   --------
Net cash (used in) provided by operating activities.........    60,095   (104,229)
INVESTING ACTIVITIES
Purchases of fixed assets...................................   (16,588)   (11,024)
Trust fund deposits.........................................    (1,708)    (2,004)
Decrease (increase) in investments in and advances to
  nonconsolidated affiliated companies......................     1,197       (874)
Proceeds from the sale of marketable securities.............        --      4,534
Purchases of investment securities..........................        --       (154)
Purchase price of acquisitions, net of cash acquired........    (2,250)   (13,215)
                                                              --------   --------
Net cash used in investing activities.......................   (19,349)   (22,737)
FINANCING ACTIVITIES
Repayments of short-term borrowings.........................   (25,950)    (2,101)
Proceeds from revolving credit facility.....................        --      5,689
Repayment of revolving credit facility......................        --     (7,902)
Repayment of loan against life insurance policy.............   (15,000)        --
Redemption of Preferred Stock...............................   (12,042)        --
Cash dividends paid on common shares........................    (2,754)    (2,575)
Cash dividends paid on Redeemable Preferred Stock...........       (60)      (120)
Purchase of treasury stock..................................    (8,332)        --
Proceeds from exercise of stock options.....................     2,448      2,118
                                                              --------   --------
Net cash used in financing activities.......................   (61,690)    (4,891)
Effect of exchange rate changes on cash.....................     3,269      5,332
                                                              --------   --------
Decrease in cash and cash equivalents.......................   (17,675)  (126,525)
Cash and cash equivalents at beginning of period............   510,446    351,006
                                                              --------   --------
Cash and cash equivalents at end of period..................  $492,771   $224,481
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

     2. The financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 are unaudited. Certain of the Company's international operations are consolidated on an up to three month lag as permitted by accounting principles generally accepted in the United States. Material intercompany balances and transactions have been eliminated in consolidation.

     3. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

     4. The provision for taxes on income results in an effective tax rate that is greater than the Federal statutory rate principally due to state and local income taxes, and an overall effective foreign tax rate in excess of the Federal statutory rate.

     5. As of December 31, 2003, the Company had outstanding 20,000 shares of Series I Preferred Stock, and 5,000 shares each of its Series II and Series III Preferred Stock (collectively, "Preferred Stock"). All of these shares were redeemed for cash in accordance with their terms on April 7, 2004 for the value of the shares shown on the balance sheet ($12.0 million) as at December 31, 2003. The holder of the Preferred Stock was the Chairman and Chief Executive Officer of the Company. Each share of Preferred Stock was redeemed by the Company at a price equal to the book value per share attributable to one share of Common Stock and one share of Class B Common Stock (subject to certain adjustments) as at the year end prior to redemption, less a fixed discount established upon the issuance of the Preferred Stock. The holder of the Preferred Stock had been entitled to receive cumulative preferential dividends at the annual rate of $.25 per share, and to participate in dividends on one share of the Common Stock and one share of the Class B Common Stock to the extent such dividends exceed the per share preferential dividend.

     6. The computation of basic earnings per common share for the three and six months ended June 30, 2004 is based on net income and the weighted average number of common shares outstanding and, for diluted earnings per common share, includes adjustments for the effect of the assumed exercise of dilutive stock options and the effect of certain share grants pursuant to the Company's stock incentive plans.

     For the purpose of computing basic earnings per common share for the three and six months ended June 30, 2003, the Company's net income was reduced by the increase in the redemption value of the Company's Preferred Stock, which was redeemed in accordance with its terms after December 31, 2003, the date at which the Preferred Stock was valued. For the purpose of computing diluted earnings per common share for periods in 2003, net income was also adjusted by the interest savings, net of tax, on the assumed conversion of the Company's 8 1/2% Convertible Subordinated Debentures, which were converted on December 31, 2003.

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

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

     The following table shows the amounts affecting net income used in computing earnings per common share ("EPS") and the weighted average number of dilutive potential common shares:

                                                  FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                     ENDED JUNE 30,            ENDED JUNE 30,
                                                 -----------------------   -----------------------
                                                    2004         2003         2004         2003
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)  ----------   ----------   ----------   ----------
BASIC EARNINGS PER
COMMON SHARE
WEIGHTED AVERAGE NUMBER OF SHARES.........        1,364,288    1,274,154    1,361,629    1,268,177
                                                 ----------   ----------   ----------   ----------
Net income (1)............................       $   10,767   $    4,744   $   17,071   $    9,815
Effect of dividend requirements and the change
  in redemption value of redeemable preferred
  stock...................................               --         (505)          --       (1,278)
                                                 ----------   ----------   ----------   ----------
NET EARNINGS USED IN COMPUTATION..........       $   10,767   $    4,239   $   17,071   $    8,537
                                                 ----------   ----------   ----------   ----------
PER SHARE AMOUNT..........................       $     7.89   $     3.33   $    12.54   $     6.73
                                                 ==========   ==========   ==========   ==========
DILUTED EARNINGS PER
COMMON SHARE
Weighted average number of shares used in the
  Basic EPS calculation...................        1,364,288    1,274,154    1,361,629    1,268,177
Net effect of dilutive stock options and stock
  incentive plans (2).....................           48,311       69,005       46,600       72,318
Assumed conversion of 8.5% convertible
  subordinated debentures                                --       51,128           --       51,128
                                                 ----------   ----------   ----------   ----------
ADJUSTED WEIGHTED AVERAGE NUMBER OF SHARES...     1,412,599    1,394,287    1,408,229    1,391,623
                                                 ----------   ----------   ----------   ----------
Net earnings used in the Basic EPS
  calculation.............................       $   10,767   $    4,239   $   17,071   $    8,537
8.5% convertible subordinated debentures
  interest, net of income tax effect......               --           36           --           72
                                                 ----------   ----------   ----------   ----------
NET EARNINGS USED IN COMPUTATION..........       $   10,767   $    4,275   $   17,071   $    8,609
                                                 ----------   ----------   ----------   ----------
PER SHARE AMOUNT..........................       $     7.62   $     3.07   $    12,12   $     6.19
                                                 ==========   ==========   ==========   ==========

---------------

(1) Dividends paid on the Preferred Stock prior to redemption in 2004 have been treated as interest expense.

(2) Includes 4,941 shares expected to be issued pursuant to the Senior Management Incentive Plan for the three and six months ended June 30, 2004, respectively, and 14,877 and 19,468 shares expected to be issued pursuant to the Senior Management Incentive Plan for the three and six months ended June 30, 2003, respectively.

     7. During the second quarter of 2004 and 2003, total comprehensive income amounted to $7.9 million and $13.4 million, respectively, and for the six months ended June 30, 2004 and 2003 total comprehensive income was $27.5 million and $29.0 million, respectively. The difference between net income and total comprehensive income is the result of the change in the translated value of the net assets of the Company's international operations, principally, due to the change in value of the United States dollar versus other currencies.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

     8. The Company is not engaged in more than one industry segment. The Company evaluates performance by geographic region based on income or loss before income taxes. Revenue, operating income (loss) and income (loss) of consolidated companies before taxes on income for the three and six months ended June 30, 2004 and 2003, and related identifiable assets at June 30, 2004 and December 31, 2003 are summarized below by geographic region:

                                                                FOR THE THREE MONTHS ENDED JUNE 30,
                                 -------------------------------------------------------------------------------------------------
                                                                                         ASIA/LATIN
                                      NORTH AMERICA                EUROPE                  AMERICA              CONSOLIDATED
                                 -----------------------   -----------------------   -------------------   -----------------------
                                    2004         2003         2004         2003        2004       2003        2004         2003
(IN THOUSANDS, EXCEPT SHARE AND  ----------   ----------   ----------   ----------   --------   --------   ----------   ----------
PER SHARE DATA)
Revenue.......................   $  153,899   $  142,001   $  171,153   $  145,234   $ 38,962   $ 32,711   $  364,014   $  319,946
                                 ----------   ----------   ----------   ----------   --------   --------   ----------   ----------
Operating income..............       16,080        8,660        9,215          820      1,885        306       27,180        9,786
                                 ----------   ----------   ----------   ----------   --------   --------   ----------   ----------
Income of consolidated
  companies before taxes on
  income......................       11,458        7,349        9,587        4,575      1,712        223       22,757       12,147
                                 ----------   ----------   ----------   ----------   --------   --------   ----------   ----------

                                                               FOR THE SIX MONTHS ENDED JUNE 30,
                               -------------------------------------------------------------------------------------------------
                                                                                       ASIA/LATIN
                                    NORTH AMERICA                EUROPE                  AMERICA              CONSOLIDATED
                               -----------------------   -----------------------   -------------------   -----------------------
                                  2004         2003         2004         2003        2004       2003        2004         2003
                               ----------   ----------   ----------   ----------   --------   --------   ----------   ----------
Revenue......................  $  297,354   $  272,480   $  337,975   $  282,980   $ 72,555   $ 62,129   $  707,884   $  617,589
                               ----------   ----------   ----------   ----------   --------   --------   ----------   ----------
Operating income (loss)......      25,982       17,389       18,991        6,863      1,221        (86)      46,194       24,166
                               ----------   ----------   ----------   ----------   --------   --------   ----------   ----------
Income (loss) of consolidated
  companies before taxes on
  income.....................      18,255       14,377       19,521        9,101        948       (238)      38,724       23,240
                               ----------   ----------   ----------   ----------   --------   --------   ----------   ----------
Identifiable assets..........  $1,068,504   $1,036,831   $1,324,372   $1,246,617   $217,007   $225,115    2,609,883    2,508,563
                               ==========   ==========   ==========   ==========   ========   ========
Investments in and advances
  to non-consolidated
  affiliated companies.......                                                                                16,018       16,899
                                                                                                         ----------   ----------
Total assets.................                                                                            $2,625,901   $2,525,462
                                                                                                         ==========   ==========

     Revenue from the United States amounted to, approximately, 93.4% and 93.5% of the North American total for the three months ended June 30, 2004 and 2003, respectively, and for the six months ended June 30, 2004 and 2003 amounted to approximately 93.2% and 93.8%, respectively.

     9. In December 2002, the Financial Accounting Standard Board, issued Statement of Financial Accounting Standards No. 148 ("FAS 148"), Accounting for Stock-Based Compensation -- Transition and Disclosure which amends Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock-Based Compensation. FAS 148 provides alternative methods of transition to FAS 123's fair value method of accounting for stock-based employee compensation and amends the disclosure provisions of FAS 123. The Company adopted FAS 123 effective January 1, 2003, using the prospective method and expenses stock options issued after January 1, 2003 using the fair value method as provided for in FAS 148. There were 4,488 options granted in the second quarter 2004 and 1,500 options granted in the first quarter of 2004. There were 326 options granted in the second quarter of 2003 and no options were granted in the first quarter 2003. Under FAS 123 the compensation expense for the three and six months ended June 30, 2004 was $16,000 and $32,000, respectively.

     Pro forma information regarding net income and earnings per common share has been determined as if the Company had accounted for employee stock options issued prior to January 1, 2003 under the fair value method. The approximate fair value for these options was estimated at the date of grant using a Black-Scholes

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES option valuation model with the following weighted average assumptions for the period ending June 30, 2004: risk-free interest rates of 4.96%; dividend yields of 0.60%; volatility factors of the expected market price of the Company's Common Stock of 0.30; and a weighted-average expected life for the options of
7.0 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Management reviews, from time to time, whether there are more reliable option valuation models available for use and at some point may adopt an alternative valuation methodology. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information follows:

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                                2004      2003
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)               --------   -------
Net Income (as reported)....................................  $10,767    $4,744
Add: Stock-based employee compensation expense included in
  reported net income, net of related tax effects...........    1,299       311
(Less): Total stock-based employee compensation expense
  determined under fair value based method, net of related
  tax effects...............................................   (1,434)     (498)
                                                              -------    ------
Pro forma net income........................................  $10,632    $4,557
Earnings per common share:
  Basic -- as reported......................................  $  7.89    $ 3.33
  Basic -- pro forma........................................  $  7.89    $ 3.19
  Diluted -- as reported....................................  $  7.62    $ 3.07
  Diluted -- pro forma......................................  $  7.62    $ 2.94

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              ----------------
                                                               2004      2003
                                                              -------   ------
Net Income (as reported)....................................  $17,071   $9,815
Add: Stock-based employee compensation expense included in
  reported net income, net of related tax effects...........    1,307      638
(Less): Total stock-based employee compensation expense
  determined under fair value based method, net of related
  tax effects...............................................   (1,577)  (1,013)
                                                              -------   ------
Pro forma net income........................................  $16,801   $9,440
Earnings per common share:
  Basic -- as reported......................................  $ 12.54   $ 6.73
  Basic -- pro forma........................................  $ 12.41   $ 6.45
  Diluted -- as reported....................................  $ 12.12   $ 6.19
  Diluted -- pro forma......................................  $ 11.76   $ 5.93

     10. The Company estimates that it will be required to make future payments to acquire additional shares of subsidiary companies or to complete earn-out agreements (collectively, "Agreements") pursuant to certain acquisition arrangements not reflected as liabilities on its consolidated balance sheet of approximately

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

$58.8 million. Of such amount, 52% is estimated to be paid over the period from 2004 through 2007 and the remainder to be paid from 2008 and beyond. The foregoing information is estimated and the actual payments made will be dependent on future events primarily related to the attainment of earnings goals, specified operating margins and revenue targets or a combination thereof in respect of a number of subject companies. Other factors which must be considered in making the estimate include the fulfillment and amendment of certain contractual obligations by third parties, the movement of exchange rates, the timing of when the Company or other parties choose to exercise certain contractual rights and other variables.

     Many of the Agreements do not provide for maximum or minimum amounts payable. Therefore, there is no definitive range of the amounts payable in the future. The estimated amounts payable were computed using assumptions as to earnings bases, dividend rates, earnings growth rates and other factors deemed to be reasonable for the underlying situations. If the Company were to increase the earnings assumptions used in estimating the amounts payable uniformly by 10%, the estimated amounts payable would increase to $69.2 million; if the earnings assumptions were decreased uniformly by 10%, the estimated amounts payable would decrease to $48.4 million.

     11. The Company assesses annually the fair value and recoverability of intangible assets, primarily goodwill, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As part of the annual evaluation, the fair value of the business units, on the regional levels of North America and Europe, is compared to the carrying value of those business units. For the purposes of the analysis, Asian and Latin American business units are combined with the respective North American and European regions reflecting the fact that investments in the Asian and Latin American regions are principally needed to support multi-national clients in North America and Europe. If impairment is indicated, the excess of the carrying value of the goodwill over fair value of the business units is written off. The Company completed its annual impairment test of goodwill and intangible assets with indefinite lives as of March 31, 2004, and no impairment was identified nor were there impairment indicators subsequent to March 31, 2004.

     12. A significant part of the Company's business involves the purchase of media time and space in many markets from various media suppliers. Consistent with industry practices, in a number of countries, the Company, from time to time, directly or through a local media buying operation, is required to guarantee payment to the media suppliers in the form of performance bonds, letters of credit or other similar financial instruments which relate to liabilities shown in the Accounts Payable section of the Condensed Consolidated Balance Sheet. The utilization of these instruments may at times absorb some of the Company's credit capacity. In addition, from time to time, the Company may guarantee certain financial or other obligations of its consolidated subsidiaries.

     13. On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("FAS 150"). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer, and have characteristics of both liabilities and equity. FAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments. Effective July 1, 2003, the Company's redeemable Preferred Stock had been classified as a liability. Additionally, thereafter the change in the redemption value of the Company's redeemable Preferred Stock and dividend payments to the preferred shareholder which previously had been recorded as changes in Retained Earnings were recorded as increases in interest expense. The adoption of FAS 150 did not have an effect on EPS. The Company redeemed the Preferred Stock on April 7, 2004.

     14. In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" an Interpretation of ARB No. 51 ("FIN 46"), which requires variable interest entities (often referred to as special purpose entities or SPEs) to be consolidated if certain criteria are met. FIN 46 was effective as of January 31, 2003 for variable interest entities created after that date and other variable interest

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES entities in the first quarter of 2004. The adoption of FIN 46 did not have any impact on the Company's consolidated financial statements.

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

     17. On April 7, 2004, the Company redeemed, in accordance with their terms, all of the outstanding shares of the Preferred Stock. The Preferred Stock, which was originally issued over 20 years ago pursuant to the Company's Book Value Preferred Stock Plan, was owned by Mr. Edward H. Meyer, the Company's Chairman and Chief Executive Officer. The redemption price paid of $12.0 million was paid in cash. On April 7, 2004, Mr. Meyer repaid in full $0.8 million of certain promissory notes provided to the Company by Mr. Meyer at the time the Preferred Stock was originally acquired.

                                     PART I

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS

ITEM 2.  RESULTS OF OPERATIONS

  Overview

     The Company ranks among the largest global communications companies in the world, operating business units in many communications disciplines. These disciplines include general advertising, public relation/public affairs, direct marketing, internet communications, healthcare marketing, brand strategy and design, and on-line and off-line media services. Frequently, our clients use a number of our business units.

     In the second quarter of 2004, revenue was up 13.8%, income of consolidated companies before taxes ("pre-tax profit") improved by 87.3% and net income was better by 127.0%. For the six months ended June 30, 2004, revenue grew by 14.6%, pre-tax profit grew by 66.6% and net income increased by 73.9% over the same period in 2003. There were increases in revenues and profitability in all regions.

     Liquidity is strong with continued high cash and cash equivalents balances.

  SECOND QUARTER ENDED 2004 COMPARED TO SECOND QUARTER ENDED 2003

  Revenue

     The following chart shows the breakdown of the Company's revenue in the second quarter of 2004 and 2003 by region:

                                                     2004                    2003
                                             ---------------------   ---------------------
                                                        PERCENTAGE              PERCENTAGE
                                              AMOUNT     OF TOTAL     AMOUNT     OF TOTAL
(IN THOUSANDS, EXCEPT PERCENTAGE DATA)       --------   ----------   --------   ----------
Revenue from:
  North American operations................  $153,899      42.3%     $142,000      44.4%
                                             --------     -----      --------     -----
  Non-North American operations
     ("international"):
       Europe..............................   171,153      47.0%      145,234      45.4%
       Asia/Latin America..................    38,962      10.7%       32,711      10.2%
                                             --------     -----      --------     -----
     Total International operations........   210,115      57.7%      177,945      55.6%
                                             --------     -----      --------     -----
Total Revenue..............................  $364,014     100.0%     $319,945     100.0%
                                             --------     -----      --------     -----

     International operations contributed a greater percentage of the Company's revenue in the second quarter of 2004 than the corresponding quarter in the previous year because of the strengthening of foreign, particularly European, currencies against the United States dollar; the impact of exchange rate movements is summarized in the following chart:

                                                                  2004 VS. 2003
                                                        ---------------------------------
                                                                 NON-EXCHANGE    EXCHANGE
                                                        TOTAL    RATE IMPACTED     RATE
                                                        GROWTH      GROWTH        IMPACT
                                                        ------   -------------   --------
Revenue from:
  North American operations...........................    8.4%        8.1%          0.3%
  International operations:
     Europe...........................................   17.8%        3.6%         14.2%
     Asia/Latin America...............................   19.1%       15.4%          3.7%
  Total International operations......................   18.1%        5.8%         12.3%
Total Revenue.........................................   13.8%        6.8%          7.0%

     Revenue increased 13.8%, or $44.1 million, during the second quarter of 2004 when compared to the same period in 2003. Revenue at the Company's international operations grew by $32.1 million, of which $21.9 million was due to the weakening of the dollar against selected foreign, principally European, currencies. In the second quarter of 2004, revenue in North America increased 8.4% versus the respective prior period primarily from increased business from existing clients.

  Expenses

     Salaries and employee related expenses increased 10.0% in the second quarter of 2004 as compared to the same period in 2003. Of the increase, 7.0% was attributable to exchange rate movements. Office and general expenses increased 5.4% in the second quarter of 2004, as compared to the second quarter of the prior year. Absent the impact of exchange rates, office and general expenses declined by 1.9% because of the Company's continued focus on cost containment.

                                                                             PERCENTAGE
                                                          2004      2003       CHANGE
(IN THOUSANDS, EXCEPT PERCENTAGE DATA)                  --------   -------   ----------
Expenses:
  Salaries and employee related expenses..............  $239,397   217,692      10.0%
  Office and general expenses.........................    97,438    92,468       5.4%
                                                        --------   -------      ----
Total expenses........................................  $336,835   310,160       8.6%
                                                        --------   -------      ----

     Inflation did not have a material effect on revenue or expenses during 2004 or 2003.

  Other Income/Expense

     Other Income/Expense for 2004 compared to 2003 is set forth below:

                                                                             PERCENTAGE
                                                          2004      2003       CHANGE
(IN THOUSANDS, EXCEPT PERCENTAGE DATA)                   ------    ------    ----------
Interest expense.......................................  (5,519)   (3,324)       66.0%
Interest income........................................   1,739     2,657       (34.6)%
Other income/expense -- net............................    (642)    3,028      (121.2)%

     Interest expense increased because of the impact of the issuance in the fourth quarter of 2003 of the Company's 5% Contingent Convertible Subordinated Debentures ("Convertible Debentures"). Interest income decreased despite higher cash balances because of generally lower returns on invested cash. The decrease in other income/expense -- net reflects the absence of a $2.5 million gain on the sale of a majority owned operating unit in Germany in the second quarter of 2003.

  Pre-tax Profit

     The Company's pre-tax profit rose by $10.6 million (up 87.3%) from the second quarter of 2003.

     North American pre-tax profit increased by 56.0% for the quarter ended June 30, 2004 as compared to the same period in 2003 as a result of the continued revenue growth and emphasis on cost containment. The pre-tax profit from the Company's European operations in the second quarter of 2004 showed strong growth and increased margins. This result was achieved despite continuing losses in the Company's Scandinavian operations ($4.6 million in the second quarter 2004 compared to a loss of $4.7 million in the corresponding quarter in 2003). The loss in Scandinavia in the second quarter of 2004 primarily related to the costs incurred in reducing expenses further at the region's parent organization and in certain other units.

  Taxes

     The effective tax rate was 49.3% for the second quarter of 2004 versus 50.8% in the same period in 2003. The improvement in the tax rate was impacted by the increase in profitability.

  Minority Interest/Equity Accounting

     Minority interest applicable to consolidated companies decreased by $0.4 million and equity in earnings of nonconsolidated affiliated companies increased by $28,000 during the second quarter of 2004 as compared to the respective prior period. The fluctuations were primarily due to changes in the level of profits of the Company's majority-owned and nonconsolidated affiliated companies.

  Net Income/EPS

     Net income was $10.8 million in the second quarter of 2004 as compared to net income of $4.7 million in the respective prior period, an increase of 127.0%. Diluted earnings per share increased by 148.2% to $7.62 per share as against $3.07 per share. Diluted earnings per share increased at a greater percentage rate than the increase in net income because increases in the value of the Preferred Stock reduced the earnings used for the determination of earnings per share calculations in 2003; the Preferred Stock was redeemed in April 2004 and there was no such reduction in earnings used for the determination of earnings per share calculations after April 2004. The Company's Preferred Stock was redeemed on April 7, 2004 and its value was fixed as of December 31, 2003.

  SIX MONTHS 2004 COMPARED TO SIX MONTHS 2003

  Revenue

     The following chart shows the breakdown of the Company's revenue for the six months ended June 30, 2004 and 2003 by area:

                                                     2004                             2003
                                        ------------------------------   ------------------------------
                                                       PERCENTAGE                       PERCENTAGE
                                         AMOUNT         OF TOTAL          AMOUNT         OF TOTAL
(IN THOUSANDS, EXCEPT PERCENTAGE DATA)  --------   -------------------   --------   -------------------
Revenue from:
  North American operations.......      $297,354           42.0%         $272,480           44.1%
                                        --------          -----          --------          -----
  International operations:
       Europe.....................       337,975           47.8%          282,980           45.8%
       Asia/Latin America.........        72,555           10.2%           62,129           10.1%
                                        --------          -----          --------          -----
     Total International operations..    410,529           58.0%          345,109           55.9%
                                        --------          -----          --------          -----
Total Revenue.....................      $707,884          100.0%         $617,589          100.0%
                                        --------          -----          --------          -----

     International operations contributed a greater percentage of the Company's revenue for the six months ended June 30, 2004 than the first six months of the previous year because of the strengthening of foreign, particularly European, currencies against the United States dollar; the impact of exchange rate movements is summarized in the following chart:

                                                                  2004 VS. 2003
                                                        ---------------------------------
                                                                 NON-EXCHANGE    EXCHANGE
                                                        TOTAL    RATE IMPACTED     RATE
                                                        GROWTH      GROWTH        IMPACT
                                                        ------   -------------   --------
Revenue from:
  North American operations...........................    9.1%        8.5%          0.6%
  International operations:
     Europe...........................................   19.4%        4.3%         15.1%
     Asia/Latin America...............................   16.8%       10.9%          5.9%
  Total International operations......................   19.0%        5.5%         13.5%
Total Revenue.........................................   14.6%        6.8%          7.8%

     Revenue increased 14.6%, or $90.3 million, for the six months ended June 30, 2004 when compared to the same period in 2003. Revenue at the Company's international operations grew by $65.4 million, of which $46.4 million was due to the weakening of the dollar against selected foreign, principally European, currencies. For the six months ended June 30, 2004, revenue in North America increased 9.1% versus the respective prior period primarily from increased business from existing clients.

  Expenses

     Salaries and employee related expenses increased 12.0% during the first six months of 2004 as compared to the same period in 2003. Of the increase, 7.6% was attributable to exchange rate movements. The increase is generally in line with the increase in revenue.

     Office and general expenses increased 10.4% during the first six months of 2004, as compared to same period in the prior year. Absent the impact of exchange rates, office and general expenses increased 8.7%.

     The increases in expenses are generally in line with the increase in revenue.

                                                                             PERCENTAGE
                                                          2004      2003       CHANGE
(IN THOUSANDS, EXCEPT PERCENTAGE DATA)                  --------   -------   ----------
Expenses:
  Salaries and employee related expenses..............  $462,293   412,861      12.0%
  Office and general expenses.........................   199,398   180,562      10.4%
                                                        --------   -------      ----
Total expenses........................................  $661,691   593,423      11.5%
                                                        --------   -------      ----

     Inflation did not have a material effect on gross income or expenses during 2004 or 2003.

  Other Income/Expense

     Other Income/Expense for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 is set forth below:

                                                                             PERCENTAGE
                                                         2004       2003       CHANGE
(IN THOUSANDS, EXCEPT PERCENTAGE DATA)                  -------    ------    ----------
Interest expense......................................  (11,172)   (7,370)        51.6%
Interest income.......................................    3,868     3,371         14.7%
Other income/expense -- net...........................     (165)    3,073       (105.4%)

     Interest expense increased because of the impact of the issuance in the fourth quarter of 2003 of the Company's 5% Contingent Convertible Subordinated Debentures ("Convertible Debentures"). Interest income increased because of higher invested cash balances. The decrease in other income/expense -- net reflects the absence of a $2.5 million gain on the sale of a majority owned operating unit in Germany in the second quarter of 2003.

  Pre-tax Profit

     The Company's pre-tax profit rose by $15.5 million for the first six months of 2004 as compared to the same period in 2003. Pre-tax profit in North America improved by 27.0%. The pre-tax profit from the Company's European operations for the first six months of 2004 more than doubled. This result was achieved despite a loss at the Company's Scandinavian operations of $13.5 million (absent exchange rate movements of $10.9 million) for the first six months in 2004, as compared to a $7.4 million pre-tax loss incurred in the corresponding period in 2003. The loss included $6.1 million recognized in the first quarter of 2004 on the sale of a subsidiary of the Scandinavian operations. This subsidiary, and another Scandinavian operation which was sold and for which a loss was taken in 2003, had period losses of $1.1 million for the six months ended June 30, 2004 versus $1.3 million for the six months ended June 30, 2003; the Company anticipates incurring no further losses from these business units. The pre-tax loss incurred in Scandinavia also reflects the costs of extensive steps the Company has taken to remediate its operations there.

  Taxes

     The effective tax rate is 50.0% for the six months ended June 30, 2004 versus 49.0% in the same period in 2003. The increase is due principally to losses incurred in Scandinavia for which no tax benefit is recorded.

  Minority Interest/Equity Accounting

     Minority interest applicable to consolidated companies increased by $0.3 million and equity in earnings of nonconsolidated affiliated companies increased by $93,000 during the second quarter of 2004 as compared to the respective prior period. The fluctuations were primarily due to changes in the level of profits of the Company's majority-owned and nonconsolidated affiliated companies.

  Net Income/EPS

     Net income was $17.1 million in the first six months ended June 30, 2004 as compared to net income of $9.8 million in the respective prior period, an increase of 73.9%. Diluted earnings per share increased by 95.8% to $12.12 per share as against $6.19 per share. Diluted earnings per share increased at a greater percentage rate than the increase in net income because increases in the value of the Preferred Stock reduced the earnings used for the determination of earnings per share calculations in 2003; the Preferred Stock was redeemed in April 2004 and there was no such reduction in earnings used for the determination of earnings per share calculations after April 2004. The Company's Preferred Stock was redeemed on April 7, 2004 and its value was fixed as of December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased by $17.7 million from $510.4 million at December 31, 2003 to $492.8 million at June 30, 2004. Working capital increased to $45.8 at June 30, 2004, versus $44.1 million at December 31, 2003. The changes in cash and cash equivalents and the elements of working capital are, primarily, attributable to the timing of collections of accounts receivable and billing of expenses to clients versus payments to trade vendors.

     The Company had available $110.0 million under an annual revolving credit facility from a syndicate of JP Morgan Chase Bank, HSBC Bank USA, Barclays Bank PLC, Bank of America, North Fork Bank and City National Bank at June 30, 2004 and December 31, 2003. This line of credit was not utilized during the quarter. A portion of the line can be borrowed in certain foreign currencies and used by the Company's international operations. Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. There was $45.9 million and $70.5 million outstanding at June 30, 2004 and December 31, 2003, respectively, under these facilities. The changes in the level of short-term borrowing and bank overdrafts are primarily due to the timing differences on payments to media and other vendors.

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

     Historically, funds from operations, bank and other borrowings have been sufficient to meet the Company's dividend, capital expenditure, acquisition and working capital needs. The Company expects that such sources will be sufficient to meet its cash requirements.

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

     The loans and the availability of the Company's committed lines of credit contain certain covenants related to the Company's capital, debt load and cash flow. As of June 30, 2004 and December 31, 2003, the Company was in compliance with these covenants.

     On January 5, 2004, Edward H. Meyer, the Company's Chairman and Chief Executive Officer, exercised non-qualified stock options (the "Options") to purchase 40,000 shares of Common Stock at an aggregate exercise price of $5.94 million (or $148.50 per share). The Options, which had been issued in 1995 pursuant to the Company's 1994 Stock Incentive Plan ("Plan"), were set to expire on January 5, 2004. In accordance with the terms of the Plan, Mr. Meyer elected to pay the exercise price through delivery to the Company of 8,774 shares, based on the $677 per share closing price on January 5, 2004. Mr. Meyer also delivered to the Company 12,316 shares of Common Stock in satisfaction of tax withholding obligations, based on the $676.51 per share price as determined in accordance with applicable tax regulations.

  SUMMARY OF SIGNIFICANT CONTRACTUAL OBLIGATIONS

     As at June 30, 2004, there have been no material changes, except for media commitments which can fluctuate by material amounts in the ordinary course of business, as compared to the contractual obligations identified at December 31, 2003. Media commitments decreased significantly in the quarter ended June 30, 2004 as compared to December 31, 2003 as a result of the seasonality of media purchasing patterns and related billings in the normal course of business.

     The Company makes commitments when it purchases media time and space from various media suppliers on behalf of its clients. The liability for the media is generally recorded on the Company's balance sheet when the client is billed, usually in the month that the underlying advertising appears. As part of the general practice in the industry, the Company frequently is required to reserve, or commit to purchase, media time and space with the media suppliers well before a commercial is aired or a publication reaches the market. The duration of these commitments vary depending on the type of media purchased and the terms of the particular purchase. The duration of any commitment may be as short as a few days or as long as a year. These commitments are only entered into following the specific authorization of clients who, in turn, commit to reimburse the Company. In practice, clients fulfill their commitments to the Company enabling it, in turn, to fulfill its commitments. There are, however, instances where a client may seek to alter its commitments to purchase media. It is general industry practice that media suppliers seek to accommodate the client's wishes, in part, because the media suppliers wish to maintain good, on-going relations with important clients, such as the Company represents, and large buyers of media like the Company.

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

  DEFERRED TAXES

     The Company recognizes deferred taxes based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The net deferred tax assets are reviewed regularly for recoverability and a valuation allowance is established, based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. At June 30, 2004 and December 31, 2003, the Company had $54.5 million and $53.7 million, respectively, of deferred tax assets net of a valuation reserve of $28.1 million, in 2004 and $25.4 million in 2003, which it believes to be appropriate.

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

     Occasionally, the Company enters into foreign currency contracts for known cash flows related to repatriation of earnings from its international subsidiaries or identified liabilities in foreign currencies. The term of each such foreign currency contract entered into in 2004 and 2003 was for less than three months and the amount open at June 30, 2004 and December 31, 2003 was not material. At June 30, 2004 and December 31, 2003, there were no foreign currency contracts open. The Company had no derivative contracts outstanding at June 30, 2004 or December 31, 2003, respectively. The Company has investments in private equity securities, corporate bonds and equity securities that may be subject to changes in general economic conditions and fluctuations in interest rates. Excess funds are generally invested in short term liquid securities and money market funds.

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

                                    PART II

                               OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

                                                                         (C)TOTAL NUMBER OF     (D)MAXIMUM NUMBER
                                                                         SHARES (OR UNITS)    (OR APPROXIMATE DOLLAR
                                                            (B)AVERAGE   PURCHASED AS PART     VALUE) OF SHARES (OR
                                       (A)TOTAL NUMBER OF   PRICE PAID      OF PUBLICLY       UNITS) THAT MAY YET BE
                                       SHARES (OR UNITS)    PER SHARE    ANNOUNCED PLANS OR    PURCHASED UNDER THE
SECURITY                   PERIOD          PURCHASED        (OR UNIT)         PROGRAMS          PLANS OR PROGRAMS
--------               --------------  ------------------   ----------   ------------------   ----------------------
Common Stock.........  Period ended          21,790          $660.99           - 0 -                     --
                       June 30, 2004
Total................                        21,790(1)       $660.99           - 0 -                     --

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The information required by this subsection of this Item is provided in the Index to Exhibits of this report. Such index provides a listing of exhibits filed with this report and those incorporated herein by reference.

     (b) Reports on Form 8-K.

         The Company filed a report on Form 8-K, dated April 9, 2004, reporting
         Item 5, "Other Events".

         The Company filed a report on Form 8-K, dated April 19, 2004, reporting
         Item 5, "Other Events".

         The Company filed a report on Form 8-K, dated May 10, 2004, reporting
         Item 5, "Other Events".

         The Company filed a report on Form 8-K, dated May 18, 2004, reporting
         Item 5, "Other Events".

         The Company filed a report on Form 8-K, dated July 20, 2004, reporting
         Item 5, "Other Events".

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

Dated: August 9, 2004

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

Dated: August 9, 2004

                               INDEX TO EXHIBITS

 NUMBER ASSIGNED TO
EXHIBIT (I.E. 601 OF                    TABLE OF ITEM 601 EXHIBITS
  REGULATION S-K)                        DESCRIPTION OF EXHIBITS
--------------------                    --------------------------
        10.01          Employment Agreement dated as of June 8, 2004, by and
                       between Grey Global Group Inc. and Lester Feintuck.
        10.02          Employment Agreement dated as of June 8, 2004, by and
                       between Grey Global Group Inc. and Neil I. Kreisberg.
        31.1           Certification of Chief Executive Officer pursuant to section
                       302 of the Sarbanes-Oxley Act of 2002
        31.2           Certification of Chief Financial Officer pursuant to Section
                       302 of the Sarbanes -Oxley Act of 2002
        32.0           Certification of CEO and CFO Pursuant to 18 U.S.C. Section
                       1350, as Adopted Pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002