Form 10-Q
period 2004-09-30
GREY GLOBAL GROUP INC
filed 2004-11-09
CIK 43952

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

           FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

     As of October 31, 2004, the total number of shares outstanding of Registrant's Common Stock, par value $0.01 per share ("Common Stock"), was 1,182,001 and of Registrant's Limited Duration Class B Common Stock, par value $0.01 per share ("Class B Common Stock"), was 222,674.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             GREY GLOBAL GROUP INC.

                     AND CONSOLIDATED SUBSIDIARY COMPANIES

                                     INDEX

                                                              PAGE NO.
                                                              --------
Financial Statements:
  Condensed Consolidated Balance Sheets.....................      2
  Condensed Consolidated Statements of Operations...........      3
  Condensed Consolidated Statements of Cash Flows...........      4
  Notes to Condensed Consolidated Financial Statements......      5
Management's Discussion and Analysis of Financial Condition
  and Results of Operations.................................     17
Other Information...........................................     32
Signatures..................................................     34
Index to Exhibits...........................................     35

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004          2003(A)
                                                              -------------   ------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)                (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................   $  413,120      $  510,446
  Marketable securities.....................................        1,085             979
  Accounts receivable-net of allowance for doubtful accounts
    of $22,026 in 2004 and $21,467 in 2003..................    1,267,121       1,250,241
  Expenditures billable to clients..........................      132,631          77,503
  Other current assets......................................      108,352         106,710
                                                               ----------      ----------
Total current assets........................................    1,922,309       1,945,879
Investments in and advances to nonconsolidated affiliated
  companies.................................................       15,904          16,899
Fixed assets-at cost, less accumulated depreciation of
  $250,384 in 2004 and $246,455 in 2003.....................      133,046         140,687
Marketable securities.......................................          901           1,580
Goodwill....................................................      309,694         286,880
Other assets -- including loans to executive officers of
  $784 in 2004 and $5,047 in 2003...........................      161,961         133,537
                                                               ----------      ----------
Total assets................................................   $2,543,815      $2,525,462
                                                               ==========      ==========
                       LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $1,466,930      $1,472,944
  Notes payable to banks....................................       56,873          70,455
  Accrued expenses and other................................      311,690         325,115
  Income taxes payable......................................       22,084          21,238
  Redeemable preferred stock-at redemption value; par value
    $0.01 per share; authorized 500,000 shares; issued and
    outstanding 30,000 shares in 2003.......................           --          12,042
                                                               ----------      ----------
Total current liabilities...................................    1,857,577       1,901,794
Other liabilities, including deferred compensation of
  $68,309 in 2004 and $61,318 in 2003.......................      112,258          92,271
Term loans..................................................      125,000         125,000
Contingent convertible subordinated debentures..............      150,000         150,000
Minority interest...........................................       15,395          14,438
Common stockholders' equity:
  Common Stock -- par value $0.01 per share; authorized
    50,000,000 shares; issued 1,307,869 shares in 2004 and
    1,284,493 shares in 2003................................           13              13
  Limited Duration Class B Common Stock -- par value $0.01
    per share; authorized 10,000,000 shares; issued 230,747
    shares in 2004 and 233,559 shares in 2003...............            2               2
  Paid-in additional capital................................       71,053          57,481
  Retained earnings.........................................      234,819         211,573
  Accumulated other comprehensive income:
    Cumulative translation adjustment.......................       18,357           7,042
    Unrealized loss on marketable securities................          (49)             --
                                                               ----------      ----------
  Total accumulated other comprehensive income..............       18,308           7,042
                                                               ----------      ----------
  Loans to officer used to purchase Common Stock and Limited
    Duration Class B Common Stock...........................       (4,726)         (4,726)
                                                               ----------      ----------
                                                                  319,469         271,385
  Less -- cost of 138,289 and 161,389 shares of Common Stock and 1,373 and 1,373 shares of Limited Duration Class B
    Common Stock held in treasury at September 30, 2004 and
    December 31, 2003, respectively.........................       35,884          29,426
                                                               ----------      ----------
Total common stockholders' equity...........................      283,585         241,959
                                                               ----------      ----------
Commitments and contingencies...............................           --              --
                                                               ----------      ----------
Total liabilities and common stockholders' equity...........   $2,543,815      $2,525,462
                                                               ==========      ==========

---------------

(A) The condensed consolidated balance sheet has been derived from the audited financial statements at that date.
     See accompanying notes to condensed consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                 ---------------------------   -------------------------
                                                     2004           2003          2004          2003
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)  ------------   ------------   -----------   -----------
Revenue.......................................    $  358,025     $  324,486    $1,065,909    $  942,075
Expenses:
  Salaries and employee related expenses......       236,904        210,672       699,197       623,533
  Office and general expenses.................        96,590         98,348       295,988       278,910
                                                  ----------     ----------    ----------    ----------
                                                     333,494        309,020       995,185       902,443
                                                  ----------     ----------    ----------    ----------
Operating income..............................        24,531         15,466        70,724        39,632
  Interest expense............................        (5,754)        (3,947)      (16,926)      (11,317)
  Interest income.............................         4,160            642         8,028         4,013
  Other income -- net.........................        (1,027)           399        (1,192)        3,472
                                                  ----------     ----------    ----------    ----------
Income of consolidated companies before taxes
  on income...................................        21,910         12,560        60,634        35,800
Provision for taxes on income.................        10,652          6,405        30,014        17,793
                                                  ----------     ----------    ----------    ----------
Income of consolidated companies..............        11,258          6,155        30,620        18,007
Minority interest applicable to consolidated
  companies...................................        (1,191)        (1,577)       (3,990)       (4,029)
Equity in earnings of nonconsolidated
  affiliated companies........................           254              5           762           421
                                                  ----------     ----------    ----------    ----------
Net income....................................    $   10,321     $    4,584    $   27,392    $   14,399
                                                  ==========     ==========    ==========    ==========
Net income applicable to common shareholders:
Net Income....................................    $   10,321     $    4,584    $   27,392    $   14,399
Effect of dividend requirement and the change
  in redemption value of redeemable preferred
  stock.......................................            --             --            --        (1,278)
                                                  ----------     ----------    ----------    ----------
Net income applicable to common shareholders...   $   10,321     $    4,584    $   27,392    $   13,121
                                                  ==========     ==========    ==========    ==========
Weighted average number of common shares
  outstanding
  Basic.......................................     1,375,916      1,284,261     1,366,452     1,273,596
  Diluted.....................................     1,422,245      1,408,330     1,409,429     1,399,596
Earnings per common share
  Basic.......................................    $     7.50     $     3.57    $    20.05    $    10.30
  Diluted.....................................    $     7.26     $     3.28    $    19.44    $     9.45
Dividends per common share....................    $     1.00     $     1.00    $     3.00    $     3.00
                                                  ==========     ==========    ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 2004          2003
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)               -----------   -----------
OPERATING ACTIVITIES
Net income..................................................   $  27,392     $  14,399
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
  Depreciation of fixed assets..............................      29,622        32,271
  Impairment of goodwill....................................          --           430
  Deferred compensation.....................................      10,560         8,324
  Amortization of restricted stock and stock options........       2,212         1,798
  Equity in earnings of non-consolidated affiliated
     companies, net of dividends received of $484 in 2004
     and $122 in 2003.......................................        (278)         (257)
  Loss on the sale and write-down of investments and
     marketable securities..................................         153           294
  Loss on sale/closure of subsidiaries......................       7,898         2,200
  Minority interest applicable to consolidated companies....       3,990         4,029
  Deferred income taxes.....................................      (1,242)        3,001
  Changes in operating assets and liabilities...............    (124,557)     (141,689)
                                                               ---------     ---------
Net cash used in operating activities.......................     (44,250)      (75,200)
INVESTING ACTIVITIES
Purchases of fixed assets...................................     (18,927)      (18,691)
Trust fund deposits.........................................      (2,428)       (3,028)
Decrease (increase) in investments in and advances to
  nonconsolidated affiliated companies......................         734        (1,959)
Proceeds from the sale of marketable securities.............          --         4,534
Purchases of investment securities..........................          --          (731)
Proceeds from sale of subsidiaries..........................      20,524            --
Purchase price of acquisitions, net of cash acquired........      (6,968)      (17,430)
                                                               ---------     ---------
Net cash used in investing activities.......................      (7,065)      (37,305)
FINANCING ACTIVITIES
Repayments of short-term borrowings.........................     (14,695)       (3,907)
Proceeds from revolving credit facility.....................          --         5,689
Repayment of revolving credit facility......................          --       (16,180)
Repayment of loan against life insurance policy.............     (15,000)           --
Redemption of Preferred Stock...............................     (12,042)           --
Cash dividends paid on common shares........................      (4,146)       (3,876)
Cash dividends paid on Redeemable Preferred Stock...........         (60)         (120)
Purchase of treasury stock..................................      (8,332)           --
Purchase of Restricted Stock-Net............................          (1)          (81)
Proceeds from exercise of stock options.....................       6,001         2,610
                                                               ---------     ---------
Net cash used in financing activities.......................     (48,275)      (15,865)
Effect of exchange rate changes on cash.....................       2,264         8,991
                                                               ---------     ---------
Decrease in cash and cash equivalents.......................     (97,326)     (119,379)
Cash and cash equivalents at beginning of period............     510,446       351,006
                                                               ---------     ---------
Cash and cash equivalents at end of period..................   $ 413,120     $ 231,627
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

     2. The financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 are unaudited. Certain of the Company's international operations are consolidated on an up to three month lag as permitted by accounting principles generally accepted in the United States. Material intercompany balances and transactions have been eliminated in consolidation.

     3. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

     6. The computation of basic earnings per common share for the three and nine months ended September 30, 2004 is based on net income and the weighted average number of common shares outstanding and, for diluted earnings per common share, includes adjustments for the effect of the assumed exercise of dilutive stock options and the effect of certain share grants pursuant to the Company's stock incentive plans.

     For the purpose of computing basic earnings per common share for the three and nine months ended September 30, 2003, the Company's net income was reduced by the increase in the redemption value of the Company's Preferred Stock, which was redeemed in accordance with its terms after December 31, 2003, the date at which the Preferred Stock was valued. For the purpose of computing diluted earnings per common share for periods in 2003, net income was also adjusted by the interest savings, net of tax, on the assumed conversion of the Company's
8 1/2% Convertible Subordinated Debentures, which were converted on December 31, 2003.

     Shares issuable upon conversion of the Company's 5% Contingent Convertible Subordinated Debentures are excluded from the current computation of diluted earnings per common share since the contingent conditions for conversion have not been met.

     In September 2004 the Emerging Issues Task Force ("Task Force") discussed Issue No. 04-8 "account issues related to certain features" and when the dilutive effect of contingently convertible debt instruments ("Co-Cos") should be included in diluted earnings per share. Co-Cos are generally convertible into common shares of the issuer after the common stock price has exceeded a predetermined threshold for a specified period of time (market price trigger). The Task Force concluded that Co-Cos are not contingently issuable

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES shares and should be included in the diluted earnings per share calculation regardless of whether the market trigger price has been met. An amendment to Financial Accounting Standard No. 128 "Earnings per Share" ("FAS 128") is expected in December 2004, effective for periods ending after December 15, 2004 with restatements of all prior periods. The Company will reflect the changes to diluted earnings per share in its Form 10-K filing.

     The following table shows the amounts affecting net income used in computing earnings per common share ("EPS") and the weighted average number of dilutive potential common shares:

                                                 FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                 ---------------------------   -------------------------
                                                     2004           2003          2004          2003
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)  ------------   ------------   -----------   -----------
BASIC EARNINGS PER
COMMON SHARE
WEIGHTED AVERAGE NUMBER OF SHARES.........         1,375,916      1,284,261     1,366,452     1,273,596
                                                  ----------     ----------    ----------    ----------
Net income (1)............................        $   10,321     $    4,584    $   27,392    $   14,399
Effect of dividend requirements and the change
  in redemption value of redeemable preferred
  stock (1)...............................                --             --            --        (1,278)
                                                  ----------     ----------    ----------    ----------
NET EARNINGS USED IN COMPUTATION..........        $   10,321     $    4,584    $   27,392    $   13,121
                                                  ----------     ----------    ----------    ----------
PER SHARE AMOUNT..........................        $     7.50     $     3.57    $    20.05    $    10.30
                                                  ==========     ==========    ==========    ==========
DILUTED EARNINGS PER
COMMON SHARE
Weighted average number of shares used in the
  Basic EPS calculation...................         1,375,916      1,284,261     1,366,452     1,273,596
Net effect of dilutive stock options and stock
  incentive plans (2).....................            46,632         72,941        42,977        74,872
Assumed conversion of 8.5% convertible
  subordinated debentures.................                --         51,128            --        51,128
                                                  ----------     ----------    ----------    ----------
ADJUSTED WEIGHTED AVERAGE NUMBER OF SHARES...      1,422,245      1,408,330     1,409,429     1,399,596
                                                  ----------     ----------    ----------    ----------
Net earnings used in the Basic EPS
  calculation.............................        $   10,321     $    4,584    $   27,392    $   13,121
8.5% convertible subordinated debentures
  interest, net of income tax effect......                --             36            --           107
                                                  ----------     ----------    ----------    ----------
NET EARNINGS USED IN COMPUTATION..........        $   10,321     $    4,620    $   27,392    $   13,228
                                                  ----------     ----------    ----------    ----------
PER SHARE AMOUNT..........................        $     7.26     $     3.28    $    19.44    $     9.45
                                                  ==========     ==========    ==========    ==========

---------------

(1) Dividends paid on the Preferred Stock prior to redemption in 2004 have been treated as interest expense.

(2) Includes 4,941 shares expected to be issued pursuant to the Senior Management Incentive Plan for the three and nine months ended September 30, 2004, respectively, and 14,877 and 17,938 shares expected to be issued pursuant to the Senior Management Incentive Plan for the three and nine months ended September 30, 2003, respectively.

     7. During the third quarter of 2004 and 2003, total comprehensive income amounted to $11.2 million and $13.4 million, respectively, and for the nine months ended September 30, 2004 and 2003 total comprehensive

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES income was $38.7 million and $42.4 million, respectively. The difference between net income and total comprehensive income is the result of the change in the translated value of the net assets of the Company's international operations, principally, due to the change in value of the United States dollar versus other currencies.

     8. The Company is not engaged in more than one industry segment. The Company evaluates performance by geographic region based on income or loss before income taxes. Revenue, operating income (loss) and income (loss) of consolidated companies before taxes on income for the three and nine months ended September 30, 2004 and 2003, and related identifiable assets at September 30, 2004 and December 31, 2003 are summarized below by geographic region:

                                                             FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                 -------------------------------------------------------------------------------------------------
                                                                                         ASIA/LATIN
                                      NORTH AMERICA                EUROPE                  AMERICA              CONSOLIDATED
                                 -----------------------   -----------------------   -------------------   -----------------------
                                    2004         2003         2004         2003        2004       2003        2004         2003
(IN THOUSANDS, EXCEPT SHARE AND  ----------   ----------   ----------   ----------   --------   --------   ----------   ----------
PER SHARE DATA)
Revenue.......................   $  151,849   $  146,832   $  168,519   $  142,563   $ 37,657   $ 35,091   $  358,025   $  324,486
                                 ----------   ----------   ----------   ----------   --------   --------   ----------   ----------
Operating income (loss).......        9,763       13,873       11,109       (2,374)     3,659      3,967       24,531       15,466
Income (loss) of consolidated
  companies before taxes on
  income......................        5,716       11,194       12,607       (2,539)     3,587      3,905       21,910       12,560
                                 ----------   ----------   ----------   ----------   --------   --------   ----------   ----------

                                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                               -------------------------------------------------------------------------------------------------
                                                                                       ASIA/LATIN
                                    NORTH AMERICA                EUROPE                  AMERICA              CONSOLIDATED
                               -----------------------   -----------------------   -------------------   -----------------------
                                  2004         2003         2004         2003        2004       2003        2004         2003
                               ----------   ----------   ----------   ----------   --------   --------   ----------   ----------
Revenue......................  $  449,203   $  419,312   $  506,494   $  425,543   $110,212   $ 97,220   $1,065,909   $  942,075
                               ----------   ----------   ----------   ----------   --------   --------   ----------   ----------
Operating income.............      35,745       31,262       30,100        4,489      4,879      3,881       70,724       39,632
Income of consolidated
  companies before taxes on
  income.....................      23,971       25,571       32,128        6,562      4,535      3,667       60,634       35,800
                               ----------   ----------   ----------   ----------   --------   --------   ----------   ----------
Identifiable assets..........  $1,060,732   $1,036,831   $1,233,439   $1,246,617   $233,741   $225,115    2,527,911    2,508,563
                               ==========   ==========   ==========   ==========   ========   ========
Investments in and advances
  to non-consolidated
  affiliated companies.......                                                                                15,904       16,899
                                                                                                         ----------   ----------
Total assets.................                                                                            $2,543,815   $2,525,462
                                                                                                         ==========   ==========

     Revenue from the United States amounted to, approximately, 94.1% and 93.5% of the North American total for the three months ended September 30, 2004 and 2003, respectively, and for the nine months ended September 30, 2004 and 2003 amounted to approximately 93.5% and 93.8%, respectively.

     9. In December 2002, the Financial Accounting Standard Board, issued Statement of Financial Accounting Standards No. 148 ("FAS 148"), Accounting for Stock-Based Compensation -- Transition and Disclosure which amends Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock-Based Compensation. FAS 148 provides alternative methods of transition to FAS 123's fair value method of accounting for stock-based employee compensation and amends the disclosure provisions of FAS 123. The Company adopted FAS 123 effective January 1, 2003, using the prospective method and expenses stock options issued after January 1, 2003 using the fair value method as provided for in FAS 148. There were no options granted in the third quarter 2004 and 300 options granted in the third quarter of 2003. For the nine months ended September 30, there were 5,988 options granted in 2004 and 626 options granted in 2003. Under FAS 123 the compensation expense for the three and nine months ended September 30, 2004 was $260,000 and $292,000, respectively.

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

     Pro forma information regarding net income and earnings per common share has been determined as if the Company had accounted for employee stock options issued prior to January 1, 2003 under the fair value method. The approximate fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted average assumptions for 2003 and 2004: risk-free interest rates of 4.96%; dividend yields of 0.60%; volatility factors of the expected market price of the Company's Common Stock of 0.30; and a weighted-average expected life for the options of 7.0 years.

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

                                                              THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                                2004      2003
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)               --------   -------
Net Income (as reported)....................................  $10,321    $4,584
Add: Stock-based employee compensation expense included in
  reported net income, net of related tax effects...........      148       263
(Less): Total stock-based employee compensation expense
  determined under fair value based method, net of related
  tax effects...............................................     (283)     (427)
                                                              -------    ------
Pro forma net income........................................  $10,186    $4,420
Earnings per common share:
  Basic -- as reported......................................  $  7.50    $ 3.57
  Basic -- pro forma........................................  $  7.40    $ 3.44
  Diluted -- as reported....................................  $  7.26    $ 3.28
  Diluted -- pro forma......................................  $  7.16    $ 3.16

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2004      2003
                                                              -------   -------
Net Income (as reported)....................................  $27,392   $14,399
Add: Stock-based employee compensation expense included in
  reported net income, net of related tax effects...........    1,456       901
(Less): Total stock-based employee compensation expense
  determined under fair value based method, net of related
  tax effects...............................................   (1,861)   (1,438)
                                                              -------   -------
Pro forma net income........................................  $26,987   $13,862
Earnings per common share:
  Basic -- as reported......................................  $ 20.05   $ 10.30
  Basic -- pro forma........................................  $ 19.75   $  9.89
  Diluted -- as reported....................................  $ 19.44   $  9.45
  Diluted -- pro forma......................................  $ 19.15   $  9.08

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES

     10. The Company estimates that it will be required to make future payments to acquire additional shares of subsidiary companies or to complete earn-out agreements (collectively, "Agreements") pursuant to certain acquisition arrangements not reflected as liabilities on its consolidated balance sheet of approximately $47.2 million. Of such amount, 39% is estimated to be paid over the period from 2004 through 2007 and the remainder to be paid from 2008 and beyond. The foregoing information is estimated and the actual payments made will be dependent on future events primarily related to the attainment of earnings goals, specified operating margins and revenue targets or a combination thereof in respect of a number of subject companies. Other factors which must be considered in making the estimate include the fulfillment and amendment of certain contractual obligations by third parties, the movement of exchange rates, the timing of when the Company or other parties choose to exercise certain contractual rights and other variables.

     Many of the Agreements do not provide for maximum or minimum amounts payable. Therefore, there is no definitive range of the amounts payable in the future. The estimated amounts payable were computed using assumptions as to earnings bases, dividend rates, earnings growth rates and other factors deemed to be reasonable for the underlying situations. If the Company were to increase the earnings assumptions used in estimating the amounts payable uniformly by 10%, the estimated amounts payable would increase to $58.0 million; if the earnings assumptions were decreased uniformly by 10%, the estimated amounts payable would decrease to $36.5 million.

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

                                                                2004       2003
(IN THOUSANDS)                                                --------   --------
Balance at beginning of year................................  $286,880   $243,499
Additions...................................................    12,201     18,558
Write-down..................................................        --       (867)
Currency effect.............................................    10,613     25,690
                                                              --------   --------
Balance at end of year......................................  $309,694   $286,880
                                                              ========   ========

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

     13. On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("FAS 150"). This Statement establishes standards for classifying and measuring as liabilities certain

          GREY GLOBAL GROUP INC. AND CONSOLIDATED SUBSIDIARY COMPANIES financial instruments that embody obligations of the issuer, and have characteristics of both liabilities and equity. FAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments. Effective July 1, 2003, the Company's redeemable Preferred Stock had been classified as a liability. Additionally, thereafter the change in the redemption value of the Company's redeemable Preferred Stock and dividend payments to the preferred shareholder which previously had been recorded as changes in Retained Earnings were recorded as increases in interest expense. The adoption of FAS 150 did not have an effect on EPS. The Company redeemed the Preferred Stock on April 7, 2004.

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

     17. On April 7, 2004, the Company redeemed, in accordance with their terms, all of the outstanding shares of the Preferred Stock. The Preferred Stock, which was originally issued over 20 years ago pursuant to the Company's Book Value Preferred Stock Plan, was owned by Mr. Edward H. Meyer, the Company's Chairman and Chief Executive Officer. The redemption price of $12.0 million was paid in cash. On April 7, 2004, Mr. Meyer repaid in full $0.8 million of certain promissory notes issued to the Company by Mr. Meyer at the time the Preferred Stock was originally acquired.

     18. On September 11, 2004, the Company agreed to merge into a wholly-owned subsidiary of WPP Group plc ("WPP") in a cash and stock transaction valued, as of the close of business on September 10, 2004, at approximately $1.5 billion. It is intended the Company will operate as an independent network within the WPP group of companies under the "Grey" name.

     Under the terms of the merger agreement, Grey stockholders have the right to elect either (or a combination of) $1,005 in cash or 21.746 American Depository Shares of WPP (valued at $1,005, based on the closing price of the WPP American Depository Shares on September 10, 2004) or the ordinary shares of WPP underlying its American Depository Shares. Stockholder elections are subject to proration that is designed to ensure that 50% of the consideration, valued as at September 10, 2004, paid by WPP, shall be in cash and half shall be in WPP securities. The American Depository Shares trade on the Nasdaq National Market and ordinary shares of WPP trade on the London Stock Exchange.

     The merger must be approved by the vote of at least two-thirds of the voting power of all Grey stockholders (with holders of Grey's Class B common shares entitled to ten votes per Class B common share) and by the vote of at least two-thirds of the total number of Grey outstanding common shares (with holders of Class B common shares having one vote per Class B common share).

                                     PART I

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS

ITEM 2.  RESULTS OF OPERATIONS

  Overview

     The Company ranks among the largest global communications companies in the world with operations in North America, Europe, Latin America and Asia. The Company has operating business units in many communications disciplines including general advertising, public relations/public affairs, direct marketing, internet communications, healthcare marketing, brand strategy and design, and on-line and off-line media services. Frequently, our larger clients use a number of our business units.

     The advertising and marketing services industry has been more robust in 2004 than in recent years reflecting the modest upturn in the economy and increased client spending. The Company derives its revenue from the clients which assign the Company responsibility for creating advertising campaigns, effecting media placements, or undertaking marketing or other communication projects. To the extent that clients increased spending on such initiatives because of economic expansion or other factors, the Company's revenues generally increase. The Company also seeks to expand revenues by actively pursuing new business opportunities or opportunities to extend its relations with its current clients.

     On September 11, 2004, the Company agreed to merge into a wholly-owned subsidiary of WPP Group plc ("WPP") in a cash and stock transaction valued, as of the close of business on September 10, 2004, at approximately $1.5 billion. It is intended the Company will operate as an independent network within the WPP group of companies under the "Grey" name.

     Under the terms of the merger agreement, Grey stockholders have the right to elect either (or a combination of) $1,005 in cash or 21.746 American Depository Shares of WPP (valued at $1,005, based on the closing price of the WPP American Depository Shares on September 10, 2004) or the ordinary shares of WPP underlying its American Depository Shares. Stockholder elections are subject to proration that is designed to ensure that 50% of the consideration, valued as at September 10, 2004, paid by WPP, shall be in cash and half shall be in WPP securities. The American Depository Shares trade on the Nasdaq National Market and ordinary shares of WPP trade on the London Stock Exchange.

     The merger must be approved by the vote of at least two-thirds of the voting power of all Grey stockholders (with holders of Grey's Class B common shares entitled to ten votes per Class B common share) and by the vote of at least two-thirds of the total number of Grey outstanding common shares (with holders of Class B common shares having one vote per Class B common share).

     It is expected that the merger will be completed in January 2005.

     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission has adopted rules requiring public companies to include a report of management on the issuer's internal control over financial reporting in their Annual Report on Form 10-K that contains an assessment by management of the effectiveness of the internal control over financial reporting. In addition, the public accounting firm that audits the financial statements must attest to and report on management's assessment of the design and effectiveness of the internal control over financial reporting. The Company will be required to include an internal control assessment and attestation in its next Form 10-K to be filed in the first quarter of 2005.

     The Company has devoted significant resources to be in a position to evaluate its internal control. Management has adopted a detailed project work plan to assess the adequacy of the Company's internal control structure, remediate any control weaknesses that may be identified and validate through testing that controls are functioning as documented. Nonetheless, the previously announced pending merger with WPP has resulted in the diversion of some management resources from the ongoing effort to complete management's required assessment of internal controls during this critical period. Accordingly, while management expects to complete its assessment of internal control over financial reporting, there can be no assurance that sufficient progress will be made to do so on a timely basis. Indeed, the Company's independent auditors, Ernst & Young LLP. ("Ernst & Young"), notified the Company's Audit Committee that it believes the Company faces a significant risk of not completing its internal control assessment on a timely basis, and that, even if assessment is completed, Ernst & Young may not have sufficient time to complete its assessment.

     Following receipt of this notice from Ernst & Young, the Company has directed additional resources be deployed to enable management to complete its assessment and have otherwise sought to take the actions that Ernst & Young advised the Company take promptly in order to address the risk of not completing the internal control assessment on a timely basis. If Ernst & Young cannot complete its work on a timely basis or if it interprets the Section 404 requirements or the related rules differently from the Company or if it is not satisfied with the Company's internal control over financial reporting or with the level at which it is documented, operated or reviewed, it may decline to attest to management's assessment or may issue a qualified report. Uncertainty in this area is exacerbated by the lack of specificity and varying interpretations of the new regulations and standards.

     If, as the Company expects, the merger with WPP is completed prior to the filing of the Company's next Annual Report on Form 10-K, then the Company will not file a Form 10-K for the 2004 fiscal year and it will not generate an internal control report for the 2004 fiscal year. Instead, as a subsidiary of WPP, the Company's financial information will be reported as part of the combined operations of WPP. WPP, which is a foreign private issuer, is not required to prepare an internal control report under the SEC's rules until after its 2005 fiscal year.

     In the third quarter of 2004, revenue was up 10.3%, income of consolidated companies before taxes ("pre-tax profit") improved by 74.4% and net income increased by 125.2%. For the nine months ended September 30, 2004, revenue was up 13.1%, pre-tax profit grew by 69.4% and net income increased by 90.2% over the same period in 2003. There were increases in revenues in all regions. All regions showed increased profitability except North America, which was negatively affected by the loss of $1.8 million recognized on the sale of APCO, a public relations/public affairs subsidiary of the Company, and in excess of $2.5 million of costs incurred in connection to the pending merger with WPP.

     Liquidity is strong with continued high cash and cash equivalents balances.

  THIRD QUARTER ENDED 2004 COMPARED TO THIRD QUARTER ENDED 2003

  Revenue

     The following chart shows the breakdown of the Company's revenue in the third quarter of 2004 and 2003 by region:

                                                     2004                    2003
                                             ---------------------   ---------------------
                                                        PERCENTAGE              PERCENTAGE
                                              AMOUNT     OF TOTAL     AMOUNT     OF TOTAL
(IN THOUSANDS, EXCEPT PERCENTAGE DATA)       --------   ----------   --------   ----------
Revenue from:
  North American operations................  $151,849      42.4%     $146,832      45.2%
                                             --------     -----      --------     -----
  Non-North American operations
     ("international"):
       Europe..............................   168,519      47.1%      142,563      43.9%
       Asia/Latin America..................    37,657      10.5%       35,091      10.9%
                                             --------     -----      --------     -----
     Total International operations........   206,176      57.6%      177,654      54.8%
                                             --------     -----      --------     -----
Total Revenue..............................  $358,025     100.0%     $324,486     100.0%
                                             --------     -----      --------     -----

     International operations contributed a greater percentage of the Company's revenue in the third quarter of 2004 than the corresponding quarter in the previous year because, in part, of the continuing strengthening of foreign, particularly European, currencies against the United States dollar; the impact of exchange rate movements is summarized in the following chart:

                                                                  2004 VS. 2003
                                                        ---------------------------------
                                                                 NON-EXCHANGE    EXCHANGE
                                                        TOTAL    RATE IMPACTED     RATE
                                                        GROWTH      GROWTH        IMPACT
                                                        ------   -------------   --------
Revenue from:
  North American operations...........................    3.4%        3.2%          0.2%
  International operations:
     Europe...........................................   18.2%        9.3%          8.9%
     Asia/Latin America...............................    7.3%        5.8%          1.5%
  Total International operations......................   16.1%        8.6%          7.5%
Total Revenue.........................................   10.3%        6.2%          4.1%

     Revenue increased 10.3%, or $33.5 million, during the third quarter of 2004 when compared to the same period in 2003. Revenue at the Company's international operations grew by $28.5 million, of which $13.2 million was due to the weakening of the dollar against selected foreign, principally European, currencies. In the third quarter of 2004, revenue in North America increased 3.4% versus the respective prior period primarily from increased business from existing clients.

  Expenses

     Salaries and employee related expenses increased 12.5% in the third quarter of 2004 as compared to the same period in 2003. Of the increase, 4.4% was attributable to exchange rate movements. Office and general expenses decreased 1.8% in the third quarter of 2004, as compared to the third quarter of the prior year. Costs incurred during the period relating to the merger (discussed in Note
18) approximated $2.5 million. The overall decrease in office and general expenses is the result of a general focus on operating margins and cost containment, especially in Europe. Absent the impact of exchange rates, office and general expenses declined by 5.9% because of the Company's continued focus on cost containment.

                                                                             PERCENTAGE
                                                         2004       2003       CHANGE
(IN THOUSANDS, EXCEPT PERCENTAGE DATA)                 --------   --------   ----------
Expenses:
  Salaries and employee related expenses.............  $236,904   $210,672      12.5%
  Office and general expenses........................    96,590     98,348      (1.8)%
                                                       --------   --------      ----
Total expenses.......................................  $333,494   $309,020       7.9%
                                                       --------   --------      ----

     Inflation did not have a material effect on revenue or expenses during 2004 or 2003.

  Other Income/Expense

     Other Income/Expense for 2004 compared to 2003 is set forth below:

                                                                             PERCENTAGE
                                                          2004      2003       CHANGE
(IN THOUSANDS, EXCEPT PERCENTAGE DATA)                   ------    ------    ----------
Interest expense.......................................  (5,754)   (3,947)       45.8%
Interest income........................................   4,160       642       548.0%
Other income/expense -- net............................  (1,027)      399       357.4%

     Interest expense increased because of the impact of the issuance in the fourth quarter of 2003 of the Company's 5% Contingent Convertible Subordinated Debentures ("Convertible Debentures"). Interest income increased because of higher cash balances attributable principally to the investment of the proceeds received on the Convertible Debentures issuance and better operating performance. Other income/expense-net decreased primarily as the result of the loss on the sale of APCO of approximately $1.8 million.

  Pre-tax Profit

     The Company's pre-tax profit rose by $9.4 million (up 74.4%) from the third quarter of 2003. North American pre-tax profit decreased by 48.9% for the quarter ended September 30, 2004 as compared to the same period in 2003. Pre-tax profit was impacted by the loss on the sale of APCO of approximately $1.8 million and costs of $2.5 million relating to the pending merger with WPP. The pre-tax profit from the Company's European operations in the third quarter of 2004 showed strong growth and increased margins. This result was achieved despite continuing losses in the Company's Scandinavian operations ($2.0 million in the third quarter 2004 compared to a loss of $2.4 million in the corresponding quarter in 2003). The loss in Scandinavia in the third quarter of 2004 primarily related to the costs incurred in reducing expenses further at the region's parent organization and in certain other units. Comparisons to 2003 third quarter results are also affected by the absence of a $2.6 million reserve recorded in the third quarter last year in connection with the liquidation of a business in the Netherlands.

  Taxes

     The effective tax rate was 48.6% for the third quarter of 2004 versus 51.0% in the same period in 2003. The improvement in the tax rate was impacted by the increase in profitability in international operations.

  Minority Interest/Equity Accounting

     Minority interest applicable to consolidated companies decreased by $0.4 million and equity in earnings of nonconsolidated affiliated companies increased by $0.2 million during the third quarter of 2004 as compared to the respective prior period. The fluctuations were primarily due to changes in the level of profits of the Company's majority-owned and nonconsolidated affiliated companies.

  Net Income/EPS

     Net income was $10.3 million in the third quarter of 2004 as compared to net income of $4.6 million in the respective prior period, an increase of 125.2%. Diluted earnings per share increased by 121.3% to $7.26 per share as against $3.28 per share. Diluted earnings per share increased at a greater percentage rate than the increase in net income because increases in the value of the Preferred Stock reduced the earnings used for the determination of earnings per share calculations in 2003; the Preferred Stock was redeemed in April 2004 and there was no such reduction in earnings used for the determination of earnings per share calculations in 2004. The Company's Preferred Stock was redeemed on April 7, 2004 and its value was fixed as of December 31, 2003.

  NINE MONTHS 2004 COMPARED TO NINE MONTHS 2003

  Revenue

     The following chart shows the breakdown of the Company's revenue for the nine months ended September 30, 2004 and 2003 by area:

                                                    2004                     2003
                                           -----------------------   ---------------------
                                                        PERCENTAGE              PERCENTAGE
                                             AMOUNT      OF TOTAL     AMOUNT     OF TOTAL
(IN THOUSANDS, EXCEPT PERCENTAGE DATA)     ----------   ----------   --------   ----------
Revenue from:
  North American operations..............  $  449,203      42.1%     $419,312      44.5%
                                           ----------     -----      --------     -----
  International operations:
       Europe............................     506,494      47.5%      425,543      45.2%
       Asia/Latin America................     110,212      10.4%       97,220      10.3%
                                           ----------     -----      --------     -----
     Total International operations......     616,706      57.9%      522,763      55.9%
                                           ----------     -----      --------     -----
Total Revenue............................  $1,065,909     100.0%     $942,075     100.0%
                                           ----------     -----      --------     -----

     International operations contributed a greater percentage of the Company's revenue for the nine months ended September 30, 2004 than the first nine months of the previous year because of the strengthening of foreign, particularly European, currencies against the United States dollar; the impact of exchange rate movements is summarized in the following chart:

                                                             2004 VS. 2003
                                           -------------------------------------------------
                                                      NON-EXCHANGE            EXCHANGE
                                           TOTAL      RATE IMPACTED             RATE
                                           GROWTH        GROWTH                IMPACT
                                           ------   -----------------   --------------------
Revenue from:
  North American operations..............    7.1%          6.6%                  0.5%
  International operations:
     Europe..............................   19.0%          6.0%                 13.0%
     Asia/Latin America..................   13.4%          9.1%                  4.3%
  Total International operations.........   18.0%          6.6%                 11.4%
Total Revenue............................   13.1%          6.6%                  6.5%

     Revenue increased 13.1%, or $123.8 million, for the nine months ended September 30, 2004 when compared to the same period in 2003. Revenue at the Company's international operations grew by $93.9 million, of which $59.6 million was due, in part, to the continued weakening of the dollar against selected foreign, principally European, currencies. For the nine months ended September 30, 2004, revenue in North America increased 7.1% versus the respective prior period primarily from increased business from existing clients.

  Expenses

     Salaries and employee related expenses increased 12.1% during the first nine months of 2004 as compared to the same period in 2003. Of the increase, 6.5% was attributable to exchange rate movements. The increase is generally in line with the increase in revenue.

     Office and general expenses increased 6.1% during the first nine months of 2004, as compared to same period in the prior year. Absent the impact of exchange rates, office and general expenses decreased 2.6%, reflecting the Company's continued focus on cost containment.

                                                                             PERCENTAGE
                                                         2004       2003       CHANGE
(IN THOUSANDS, EXCEPT PERCENTAGE DATA)                 --------   --------   ----------
Expenses:
  Salaries and employee related expenses.............  $699,197   $623,533      12.1%
  Office and general expenses........................   295,988    278,910       6.1%
                                                       --------   --------      ----
Total expenses.......................................  $995,185   $902,443      10.3%
                                                       --------   --------      ----

     Inflation did not have a material effect on gross income or expenses during 2004 or 2003.

  Other Income/Expense

     Other Income/Expense for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 is set forth below:

                                                                             PERCENTAGE
                                                          2004      2003       CHANGE
(IN THOUSANDS, EXCEPT PERCENTAGE DATA)                   -------   -------   ----------
Interest expense.......................................  (16,926)  (11,317)     49.6%
Interest income........................................    8,028     4,013     100.0%
Other income/expense -- net............................   (1,192)    3,472     134.3%

     Interest expense increased because of the impact of the issuance in the fourth quarter of 2003 of the Company's 5% Contingent Convertible Subordinated Debentures ("Convertible Debentures"). Interest income increased because of higher invested cash balances. The loss of $1.8 million on the sale of a subsidiary in the third quarter of 2004, coupled with a gain on the sale of a subsidiary in 2003 of $2.5 million resulted in the decrease in other income/expense -- net.

  Pre-tax Profit

     The Company's pre-tax profit rose by $24.8 million for the first nine months of 2004 as compared to the same period in 2003. Pre-tax profit in North America declined by 6.3%. Pre-tax profit was impacted by the loss on the sale of APCO of approximately $1.8 million and the costs incurred of $2.5 million relating to the merger discussed in Note 18. The pre-tax profit from the Company's European operations for the first nine months of 2004 more than doubled. This result was achieved despite a loss at the Company's Scandinavian operations of $16.6 million for the first nine months in 2004, as compared to a $9.8 million pre-tax loss incurred in the corresponding period in 2003. The loss included $6.1 million recognized in the first quarter of 2004 on the sale of a subsidiary of the Scandinavian operations. This subsidiary, and another Scandinavian operation which was sold and for which a loss was taken in 2003, had period losses of $1.1 million for the nine months ended September 30, 2004 versus $1.3 million for the nine months ended September 30, 2003; the Company anticipates incurring no further losses from these business units. The pre-tax loss incurred in Scandinavia also reflects the costs of extensive steps the Company has taken to remediate its operations there. Comparisons to 2003 results are also affected by the absence of a $2.6 million reserve recorded in the third quarter last year in connection with the liquidation of a business in the Netherlands. Due to improved international profitability and the general weakening of the United States dollar against foreign currencies, about $2.4 million of the pre-tax profit is attributable to exchange rate fluctuations.

  Taxes

     The effective tax rate is 49.5% for the nine months ended September 30, 2004 versus 49.7% in the same period in 2003.

  Minority Interest/Equity Accounting

     Minority interest applicable to consolidated companies remained relatively constant at $4.0 million and equity in earnings of nonconsolidated affiliated companies increased by $0.3 million during the third quarter of

2004 as compared to the respective prior period. Fluctuations were primarily due to changes in the level of profits of the Company's majority-owned and nonconsolidated affiliated companies.

  Net Income/EPS

     Net income was $27.4 million in the first nine months ended September 30, 2004 as compared to net income of $14.4 million in the respective prior period, an increase of 90.2%. Diluted earnings per share increased by 94.7% to $20.05 per share as against $10.30 per share. Diluted earnings per share increased at a greater percentage rate than the increase in net income because increases in the value of the Preferred Stock reduced the earnings used for the determination of earnings per share calculations in 2003; the Preferred Stock was redeemed in April 2004 and there was no such reduction in earnings used for the determination of earnings per share calculations after April 2004. The Company's Preferred Stock was redeemed on April 7, 2004 and its value was fixed as of December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased by $97.3 million from $510.4 million at December 31, 2003 to $413.1 million at September 30, 2004. Working capital increased to $64.7 at September 30, 2004, versus $44.1 million at December 31, 2003. The changes in cash and cash equivalents and the elements of working capital are, primarily, attributable to the timing of collections of accounts receivable and billing of expenses to clients versus payments to trade vendors.

     The Company had available $110.0 million under an annual revolving credit facility from a syndicate of JP Morgan Chase Bank, HSBC Bank USA, Barclays Bank PLC, Bank of America, North Fork Bank and City National Bank at September 30, 2004 and December 31, 2003. This line of credit was renewed for 364 days on September 30, 2004, but was not utilized during the quarter. A portion of the line can be borrowed in certain foreign currencies and used by the Company's international operations. Other lines of credit are available to the Company in foreign countries in connection with short-term borrowings and bank overdrafts used in the normal course of business. There was $56.9 million and $70.5 million outstanding at September 30, 2004 and December 31, 2003, respectively, under these facilities. The changes in the level of short-term borrowing and bank overdrafts are primarily due to the timing differences on payments to media and other vendors.

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

     The loans and the availability of the Company's committed lines of credit contain certain covenants related to the Company's capital, debt load and cash flow. As of September 30, 2004 and December 31, 2003, the Company was in compliance with these covenants.

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

  SUMMARY OF SIGNIFICANT CONTRACTUAL OBLIGATIONS

     As at September 30, 2004, there have been no material changes, except for media commitments which can fluctuate by material amounts in the ordinary course of business, as compared to the contractual obligations identified at December 31, 2003. Media commitments increased in the quarter ended September 30, 2004 as compared to December 31, 2003 as a result of the seasonality of media purchasing patterns and related billings in the normal course of business.

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

  REVENUE RECOGNITION

     In compliance with Emerging Issues Task Force ("EITF") pronouncement 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent" and EITF 01-14 "Income Statement Characterization of Reimbursement Received for Out-of-Pocket Expense Incurred" the Company records revenue net of pass-through charges, including but not limited to the costs of media, television commercial production, direct mail, on-line advertisements, brochures and fees for talent used in commercials, incurred on behalf of clients.

     Revenue derived from advertising placed with media is generally recognized based upon the publication or broadcast dates. Internet advertising revenue is generally recognized when the compensation for such services is determinable usually in the month the advertising appears or the month following the placement of advertising. Commission revenue resulting from expenditures billable to clients is generally recognized when the service is performed and billed. Media revenue and revenue resulting from expenditures billable to clients is clearly defined and determinable. Labor based revenue is recognized in the month of service as service is provided throughout the life of each contract. At the end of the reporting period, labor based contracts are examined to determine what was earned and was collectable on such earned amounts for the purposes of recognizing revenue amounts appropriate for the period. Revenue from fixed fees contracts are recognized pro-rata over the life of the contract. Revenue from performance-based incentive fees is generally recorded at the end of a contract period or when the amount to be received can be reasonably estimated.

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

  DEFERRED TAXES

     The Company recognizes deferred taxes based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The net deferred tax assets are reviewed regularly for recoverability and a valuation allowance is established, based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. At September 30, 2004 and December 31, 2003, the Company had $54.9 million and $53.7 million, respectively, of deferred tax assets net of a valuation reserve of $28.1 million, in 2004 and $25.4 million in 2003, which it believes to be appropriate.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's results are affected by currency exchange rate fluctuations given the Company's extensive international operations. All international operations use the currency of the country in which it operates as its transactional and functional reporting currency except for the Company's subsidiary in Turkey where the economy is deemed to be hyper-inflationary and the United States Dollar is used as the functional currency and neither the results of nor the investment in this operation is material to the Company. The Company transacts business in over 50 currencies. The largest percentage of functional currencies used by the Company's to report revenues are transacted and reported in United States Dollars, Euros and Pound Sterling. Generally, the foreign currency exchange risk is limited to net income of each operation because the Company's revenue and expenses by country are almost exclusively denominated in the local currency of each respective country with both revenue and expense items matched. Therefore, the Company does not bear material foreign currency exposure.

     Occasionally, the Company enters into foreign currency contracts for known cash flows related to repatriation of earnings from its international subsidiaries or identified liabilities in foreign currencies. The term of each such foreign currency contract entered into in 2004 and 2003 was for less than three months and the amount open at September 30, 2004 and December 31, 2003 was not material. At September 30, 2004 and December 31, 2003, there were no foreign currency contracts open. The Company had no derivative contracts outstanding at September 30, 2004 or December 31, 2003, respectively. The Company has investments in private equity securities, corporate bonds and equity securities that may be subject to changes in general economic conditions and fluctuations in interest rates. Excess funds are generally invested in short term liquid securities and money market funds. Since most of the Company's debt has fixed interest rates, the Company bears little exposure to movements in interest rates on its borrowings. The Company does, however, maintain sizable cash balances, which, as noted above, is invested in short-term investments; movements in interest rates, thus, can have an impact on interest income.

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

                                    PART II

                               OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

                                                                             (C)TOTAL NUMBER OF     (D)MAXIMUM NUMBER
                                                                             SHARES (OR UNITS)    (OR APPROXIMATE DOLLAR
                                                                (B)AVERAGE   PURCHASED AS PART     VALUE) OF SHARES (OR
                                           (A)TOTAL NUMBER OF   PRICE PAID      OF PUBLICLY       UNITS) THAT MAY YET BE
                                           SHARES (OR UNITS)    PER SHARE    ANNOUNCED PLANS OR    PURCHASED UNDER THE
SECURITY                     PERIOD            PURCHASED        (OR UNIT)         PROGRAMS          PLANS OR PROGRAMS
--------               ------------------  ------------------   ----------   ------------------   ----------------------
Common Stock.........  Nine months ended         21,790          $660.99           - 0 -                     --
                       September 30, 2004
Total................                            21,790(1)       $660.99           - 0 -                     --

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

     (b) Reports on Form 8-K.

         The Company filed a report on Form 8-K, dated July 20, 2004, reporting
         Item 5, "Other Events".

         The Company filed a report on Form 8-K, dated September 13, 2004, reporting Item 1.01, "Entry into a Material Definitive Agreement", Item 8.01, "Other Events", and Item 9.01, "Financial Statements and Exhibits".

         The Company filed a report on Form 8-K, dated September 28, 2004, reporting Item 8.01, "Other Events" and Item 9.01, "Financial Statements and Exhibits".

         The Company filed a report on Form 8-K, dated October 5, 2004, reporting Item 1.01, "Entry into a Material Definitive Agreement".

         The Company filed a report on Form 8-K, dated October 15, 2004, reporting Item 1.01, "Entry into a Material Definitive Agreement" and
         Item 9.01, "Financial Statements and Exhibits".

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

Dated: November 9, 2004

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

Dated: November 9, 2004

                               INDEX TO EXHIBITS

 NUMBER ASSIGNED TO
EXHIBIT (I.E. 601 OF                    TABLE OF ITEM 601 EXHIBITS
  REGULATION S-K)                        DESCRIPTION OF EXHIBITS
--------------------                    --------------------------
         3.01          Certificates of Correction dated August 19, 2004 to the
                       Restated Certificate of Incorporation of Grey Global Group
                       Inc. ("Grey") dated July 13, 2000.
        10.01          Third Amendment dated September 17, 2004 to the Credit
                       Agreement dated as of December 21, 2001 ("Credit Agreement")
                       between Grey, HSBC Bank USA, Fleet National Bank and JP
                       Morgan Chase Bank.
        10.02          Extension Agreement dated as of September 30, 2004 among
                       Grey, HSBC Bank USA, National Association, Fleet National
                       Bank and JP Morgan Chase Bank in connection with the Credit
                       Agreement.
        31.1           Certification of Chief Executive Officer pursuant to section
                       302 of the Sarbanes-Oxley Act of 2002
        31.2           Certification of Chief Financial Officer pursuant to Section
                       302 of the Sarbanes-Oxley Act of 2002
        32.0           Certification of CEO and CFO Pursuant to 18 U.S.C. Section
                       1350, as Adopted Pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002